Form 10QSB
period 1998-03-31
MILESTONE CAPITAL INC
filed 1999-06-14
CIK 817129

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1998

                       Commission file number: 33-15096-D


                             MILESTONE CAPITAL, INC.
                             -----------------------
                 (Name of Small Business Issuer in its charter)


            Colorado                                             84-1111224
            --------                                             ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                       26 West Dry Creek Circle, Suite 600
                            Littleton, Colorado 80120
                            -------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (303) 794-9450
                                 --------------
                (Issuer's telephone number, including area code)

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes     No X

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, No Par Value, 1,247,914 shares as of March 31, 1998.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                             MILESTONE CAPITAL, INC.
                        UNAUDITED CONDENSED BALANCE SHEET
                                 MARCH 31, 1998

                                     ASSETS
                                     ------

Current Assets:
 Cash and cash equivalents                                            $     252
                                                                      ---------

   Total Assets                                                       $     252
                                                                      =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFECIT)
                 ----------------------------------------------

Current Liabilities
 Accounts payable:
  Trade                                                               $   2,895
  Stockholder                                                             2,000
                                                                      ---------

   Total Current Liabilities                                              4,895
                                                                      ---------

Stockholders' Equity (Defecit):
 Common stock:  no par value, 20,000,000
  shares authorized, 1,247,914 issued
                                                                        481,078
 Accumulated defecit                                                   (485,521)
                                                                      ---------
                                                                         (4,443)

 Less treasury stock at cost (680 shares)                                  (200)
                                                                      ---------

  Total stockholders' Equity (Defecit)                                   (4,643)
                                                                      ---------

  Total Liabilities and Stockholders' Equity (Defecit)                $     252
                                                                      =========



                        See notes to unaudited condensed
                              financial statments.

                             MILESTONE CAPITAL, INC.
                       UNAUDITED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997



                                                     1998               1997
                                                     ----               ----

Revenue                                           $      --         $      --

Operating expenses                                        923                27
                                                  -----------       -----------

Net Loss                                          $      (923)      $       (27)
                                                  ===========       ===========

Net loss per share of common stock:
  Basic                                           $      --         $      --
                                                  ===========       ===========
  Diluted                                         $      --         $      --
                                                  ===========       ===========

Weighted average number of common
 shares outstanding:
  Basic                                             1,247,234         1,247,234
  Diluted                                           1,247,234         1,247,234





                        See notes to unaudited condensed
                              financial statements.

                             MILESTONE CAPITAL, INC.
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997



                                                                  1998     1997
                                                                  ----     ----

Cash Flows From Operating Activities:
  Net loss                                                       $(923)   $ (27)
  Adjustments to reconcile net loss to net cash
   (used) by operating activities:
   Changes in liabilities:
    Increase in accounts payable-trade                             895     --
                                                                 -----    -----

         Net Cash (Used) By Operating Activities                   (28)     (27)
                                                                 -----    -----

         Net (Decrease) in Cash and Cash Equivalents               (28)     (27)

         Cash and Cash Equivalents at Beginning of Period          280      388
                                                                 -----    -----

         Cash and Cash Equivalents at End of Period              $ 252    $ 361
                                                                 =====    =====

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                     $--      $--
    Income taxes                                                 $--      $--



                        See notes to unaudited condensed
                              financial statements.

                             MILESTONE CAPITAL, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


Basis of Presentation

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three months ended March 31, 1998 are not necessarily indicative of results of operations that may be expected for the year ended December 31, 1998. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 as filed with the Securities and Exchange Commission.

Per Share Information

As of December 31, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which specifies the method of computation, presentation and disclosure for earnings per share. SFAS No. 128 requires the presentation of two earnings per share amounts, basic and diluted.

Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method.

The basic and diluted earnings per share are the same because the Company did not have any outstanding stock options during the periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Company seeks merger candidates with on-going operations. As of March 31, 1998, the Company had not identified any such candidates.

Results of Operations

Three Months Ended March 31, 1998 vs. Three Months Ended March 31, 1997.

     The Company was dormant in 1997. In 1998, the Company's efforts centered around bringing its books and records up to date. No operating revenues were generated during the three months ended March 31, 1998 and 1997. Operating expenses increased by $896 to $923 for the three months ended March 31, 1998 compared to $27 for the three months ended March 31, 1997. The increase in operating expenses resulted from professional fees incurred in connection with updating the Company's books and records. The Company's net loss increased to $923 for the three months ended March 31, 1998 compared to $27 for the three months ended March 31, 1997.

Liquidity and Capital Resources

     As of March 31, 1998, the Company's working capital deficit was $4,643 compared with $3,720 at December 31, 1997. The working capital deficit increased by $923 primarily as a result of increased accounts payable for the funding of operating expenses.

     In February 1999, the Company sold 3,750,000 shares of its common stock at $.004 per share resulting in cash proceeds of $15,000. Also, in February 1999, loans payable to stockholders of $11,525 were converted at $.004 per share into 2,881,225 shares of the Company's common stock.

     The Company does not have sufficient funds to continue its operating activities. Future operating activities are expected to be funded by loans from a major stockholder.

PART II. OTHER INFORMATION

ITEM 1. Legal proceedings

None.

ITEM 2. Changes in securities

None.

ITEM 3. Defaults upon senior securities

None.

ITEM 4. Submission of matters to a vote of security holders

None.

ITEM 5. Other information

None.

ITEM 6. Exhibits and reports on Form 8-K

Reports on Form 8-K: During the three months covered by this report, the Company filed no reports on form 8-K.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Date: June 11, 1999                           Milestone Capital, Inc.
                                              -----------------------
                                              (Registrant)


                                              /s/ Earnest Mathis, Jr.
                                              ----------------------------------
                                              Earnest Mathis, Jr.
                                              Chief Executive Officer
                                              Chief Financial Officer
                                              (Principal Accounting Officer),
                                              Secretary and Director