Form 10QSB
period 1998-06-30
MILESTONE CAPITAL INC
filed 1999-06-14
CIK 817129

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1998

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

Common Stock, No Par Value, 1,247,914 shares as of June 30, 1998.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                             MILESTONE CAPITAL, INC.
                        UNAUDITED CONDENSED BALANCE SHEET
                                  JUNE 30, 1998



                                     ASSETS
                                     ------

Current Assets:
  Cash and cash equivalents                                           $     225
                                                                      ---------

     Total Assets                                                     $     225
                                                                      =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities:
 Accounts payable:
   Trade                                                              $   2,000
   Stockholder                                                            3,149
                                                                      ---------

     Total Current Liabilities                                            5,149
                                                                      ---------

Stockholders' Equity (Deficit):
 Common stock:  no par value, 20,000,000
  shares authorized, 1,247,914 issued                                   481,078
 Accumulated deficit                                                   (485,802)
                                                                      ---------
                                                                         (4,724)
 Less treasury stock, at cost (680 shares)                                 (200)
                                                                      ---------

     Total Stockholders' Equity (Deficit)                                (4,924)
                                                                      ---------

     Total Liabilities and Stockholders' Equity (Deficit)             $     225
                                                                      =========



                        See notes to unaudited condensed
                              financial statements.


                                    MILESTONE CAPITAL, INC.
                         UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                   FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997



                                          Three Months Ended            Six Months Ended
                                               June 30,                      June 30,
                                      --------------------------    --------------------------
                                          1998           1997           1998           1997
                                          ----           ----           ----           ----
Revenue                               $      --      $      --      $      --      $      --

Operating expenses                            281             27          1,204             54
                                      -----------    -----------    -----------    -----------

Net Loss                              $      (281)   $       (27)   $    (1,204)   $       (54)
                                      ===========    ===========    ===========    ===========

Net loss per share of common stock:
  Basic                               $      --      $      --      $      --      $      --
                                      ===========    ===========    ===========    ===========
  Diluted                             $      --      $      --      $      --      $      --
                                      ===========    ===========    ===========    ===========

Weighted average number of common
 shares outstanding:
  Basic                                 1,247,234      1,247,234      1,247,234      1,247,234
  Diluted                               1,247,234      1,247,234      1,247,234      1,247,234




                                    See notes to unaudited
                                condensed financial statements.



                             MILESTONE CAPITAL, INC.
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997



                                                               1998       1997
                                                               ----       ----

Cash Flows From Operating Activities:
  Net loss                                                   $(1,204)   $   (54)
                                                             -------    -------

       Net Cash (Used) By Operating Activities                (1,204)       (54)
                                                             -------    -------

Cash Flows From Financing Activities:
  Stockholder advances                                         1,149       --
                                                             -------    -------

     Net Cash Provided By Financing Activities                 1,149       --
                                                             -------    -------

       Net (Decrease) in Cash and Cash Equivalents               (55)       (54)

       Cash and Cash Equivalents at Beginning of Period          280        388
                                                             -------    -------

       Cash and Cash Equivalents at End of Period            $   225    $   334
                                                             =======    =======

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                 $  --      $  --
    Income taxes                                             $  --      $  --



                        See notes to unaudited condensed
                              financial statements.

                             MILESTONE CAPITAL, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


Basis of Presentation

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the six months ended June 30, 1998 are not necessarily indicative of results of operations that may be expected for the year ended December 31, 1998. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 as filed with the Securities and Exchange Commission.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Company seeks merger candidates with on-going operations. As of June 30, 1998, the Company had not identified any such candidates.

Results of Operations

Three Months Ended June 30, 1998 vs. Three Months Ended June 30, 1997.

     The Company was dormant in 1997. In 1998, the Company's efforts centered around bringing its books and records up to date. No operating revenues were generated during the three months ended June 30, 1998 and 1997. Operating expenses increased by $254 to $281 for the three months ended June 30, 1998 compared to $27 for the three months ended June 30, 1997. The increase in operating expenses resulted from professional fees incurred in connection with updating the Company's books and records. The Company's net loss increased to $281 for the three months ended June 30, 1998 compared to $27 for the three months ended June 30, 1997.

Six Months Ended June 30, 1998 vs. Six months Ended June 30, 1997

     No operating revenues were generated during the six months ended June 30, 1998 and 1997. Operating expenses increased by $1,150 to $1,204 for the six months ended June 30, 1998 compared to $54 for the six months ended June 30, 1997. The increase in operating expenses resulted from professional fees incurred in connection with updating the Company's books and records. The Company's net loss increased to $1,204 for the six months ended June 30, 1998 compared to $54 for the six months ended June 30, 1997.

Liquidity and Capital Resources

     As of June 30, 1998, the Company's working capital deficit was $4,924 compared with $3,720 at December 31, 1997. The working capital deficit increased by $1,204 primarily as a result of increased accounts payable to a stockholder for the funding of operating expenses.

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


Date: June 11, 1999                            Milestone Capital, Inc.
                                               -----------------------
                                               (Registrant)


                                               /s/ Earnest Mathis, Jr.
                                               ---------------------------------
                                               Earnest Mathis, Jr.
                                               Chief Executive Officer
                                               Chief Financial Officer
                                               (Principal Accounting Officer),
                                               Secretary and Director