Form 10QSB
period 1998-09-30
MILESTONE CAPITAL INC
filed 1999-06-14
CIK 817129

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1998

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

Common Stock, No Par Value, 1,247,914 shares as of September 30, 1998.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                             MILESTONE CAPITAL, INC.
                        UNAUDITED CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 1998



                                     ASSETS
                                     ------

Current Assets:
  Cash and cash equivalents                                           $     206
                                                                      ---------

     Total Assets                                                     $     206
                                                                      =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities:
 Accounts payable:
   Trade                                                              $   8,373
   Stockholder                                                            3,148
                                                                      ---------

     Total Current Liabilities                                           11,521
                                                                      ---------

Stockholders' Equity (Deficit):
 Common stock:  no par value, 20,000,000
  shares authorized, 1,247,914 issued                                   481,078
 Accumulated deficit                                                   (492,193)
                                                                      ---------
                                                                        (11,115)
 Less treasury stock, at cost (680 shares)                                 (200)
                                                                      ---------

     Total Stockholders' Equity (Deficit)                               (11,315)
                                                                      ---------

     Total Liabilities and Stockholders' Equity (Deficit)             $     206
                                                                      =========



                        See notes to unaudited condensed
                              financial statements.


                                    MILESTONE CAPITAL, INC.
                         UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997



                                          Three Months Ended             Nine Months Ended
                                             September 30,                 September 30,
                                      --------------------------    --------------------------
                                          1998           1997           1998          1997
                                          ----           ----           ----          ----
Revenue                               $      --      $      --      $      --      $      --

Operating expenses                          6,391             27          7,595             81
                                      -----------    -----------    -----------    -----------

Net Loss                              $    (6,391)   $       (27)   $    (7,595)   $       (81)
                                      ===========    ===========    ===========    ===========

Net loss per share of common stock:
  Basic                               $      (.01)   $      --      $      (.01)   $      --
                                      ===========    ===========    ===========    ===========
  Diluted                             $      (.01)   $      --      $      (.01)   $      --
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


                             MILESTONE CAPITAL, INC.
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 31, 1998 AND 1997



                                                               1998       1997
                                                               ----       ----

Cash Flows From Operating Activities:
  Net loss                                                   $(7,595)   $   (81)
  Adjustments to reconcile net loss to net cash
   (used) by operating activities:
   Changes in liabilities:
    Increase in accounts payable-trade                         6,373       --
                                                             -------    -------

         Net Cash (Used) By Operating Activities              (1,222)       (81)
                                                             -------    -------

Cash Flows From Financing Activities:
  Stockholder advances                                         1,148       --
                                                             -------    -------

         Net Cash Provided By Financing Activities             1,148       --
                                                             -------    -------

         Net (Decrease) in Cash and Cash Equivalents             (74)       (81)

         Cash and Cash Equivalents at Beginning of Period        280        388
                                                             -------    -------

         Cash and Cash Equivalents at End of Period          $   206    $   307
                                                             =======    =======

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                 $  --      $  --
    Income taxes                                             $  --      $  --



                        See notes to unaudited condensed
                              financial statements.

                             MILESTONE CAPITAL, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


Basis of Presentation

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the nine months ended September 30, 1998 are not necessarily indicative of results of operations that may be expected for the year ended December 31, 1998. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 as filed with the Securities and Exchange Commission.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Company seeks merger candidates with on-going operations. As of September 30, 1998, the Company had not identified any such candidates.

Results of Operations

Three Months Ended September 30, 1998 vs. Three Months Ended September 30, 1997.

     The Company was dormant in 1997. In 1998, the Company's efforts centered around bringing its books and records up to date. No operating revenues were generated during the three months ended September 30, 1998 and 1997. Operating expenses increased by $6,364 to $6,391 for the three months ended September 30, 1998 compared to $27 for the three months ended September 30, 1997. The increase in operating expenses resulted from professional fees incurred in connection with updating the Company's books and records. The Company's net loss increased to $6,391 for the three months ended September 30, 1998 compared to $27 for the three months ended September 30, 1997.

Nine Months Ended September 30, 1998 vs. Nine Months Ended September 30, 1997.

     No operating revenues were generated during the nine months ended September 30, 1998 and 1997. Operating expenses increased by $7,514 to $7,595 for the nine months ended September 30, 1998 compared to $81 for the nine months ended September 30, 1997. The increase in operating expenses resulted from professional fees incurred in connection with updating the Company's books and records. The Company's net loss increased to $7,595 for the nine months ended September 30, 1998 compared to $81 for the nine months ended September 30, 1997.

Liquidity and Capital Resources

     As of September 30, 1998, the Company's working capital deficit was $11,315 compared with $3,720 at December 31, 1997. The working capital deficit increased by $7,595 primarily as a result of increased accounts payable for the funding of operating expenses.

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


Date: June 11, 1999                             Milestone Capital, Inc.
                                                -----------------------
                                                (Registrant)


                                                /s/ Earnest Mathis, Jr.
                                                --------------------------------
                                                Earnest Mathis, Jr.
                                                Chief Executive Officer
                                                Chief Financial Officer
                                                (Principal Accounting Officer),
                                                Secretary and Director