Form 10KSB40
period 1998-12-31
MILESTONE CAPITAL INC
filed 1999-06-14
CIK 817129

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from________________ to __________________

Commission File No. 33-15096-D


                             MILESTONE CAPITAL, INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in its Charter)


                Colorado                                     84-1111224
---------------------------------------------    -------------------------------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
or organization)                                 Number)

26 West Dry Creek Circle, Suite 600
Littleton, Colorado                              80120
---------------------------------------------    -------------------------------
(Address of principal executive offices)         (Zip Code)


Issuer's telephone number:  (303) 794-9450

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


                            No Par Value Common Stock
                            -------------------------
                                (Title of Class)


Check  whether  the  Registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ ]   No   [X]

     As of April 30, 1999, 7,879,139 shares of the Registrant's no par value Common Stock were outstanding. As of April 30, 1999, there was no market value of the Registrant's no par value Common Stock, since such stock was not trading on any exchange.

     Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The Registrant's revenues for its most recent fiscal year were negligible.

     The following documents are incorporated by reference into Part III, Items 9 through 12 hereof: None.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

     The following is a summary of certain information contained in this Report and is qualified in its entirety by the detailed information and financial statements that appear elsewhere herein. Except for the historical information contained herein, the matters set forth in this Report include forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks and uncertainties are detailed throughout the Report and will be further discussed from time to time in the Company's periodic reports filed with the Commission. The forward-looking statements included in the Report speak only as of the date hereof.

Introduction

     Milestone Capital, Inc. (the "Company") was organized as Shield Enterprises Corporation, a Colorado Corporation, on February 6, 1987. The Company was formed for the purpose of engaging in a merger with, or acquisition of, one or a small number of private companies, partnerships or sole proprietorships. In May, 1990, the Company merged with Milestone Capital, Inc., a Delaware Corporation engaged in the business of investing in and providing managerial assistance to developing companies and the Company changed its name to Milestone Capital, Inc. The Company is seeking business opportunities through the merger or acquisition of one or more private companies and has had no material operations during the past three years.

     Decisions as to which business opportunities to merge with or acquire are made by the Company's management acting without the consent, vote or approval of the Company's stockholders. The Company has no agreement, understanding or arrangement to acquire or participate in any specific business opportunity, nor has it identified any opportunities for investigation.

     The Company is using office space on a rent-free basis from an officer and director at 26 West Dry Creek Circle, Suite 600, Littleton, Colorado 80120. The Company's telephone number is (303) 794-9450.

Plan of Operation

     The Company's principal business objective is to achieve long-term growth through acquisition of a business opportunity.

     For a number of years privately-held operating companies have used widely-held or publicly-held "shell" companies (hereafter sometimes referred to as "public shell(s)") as merger candidates in order to allow the privately-held companies to become publicly-held without incurring the cost and time requirements of a traditional public offering. Generally, the public shell company has no assets, liabilities, net worth or revenues but may have many stockholders and often (but not necessarily), a limited public trading market for its securities. By merging with such a public shell, the private company succeeds to the widely-held stockholder base of the public shell.

     In connection with its acquisition of a business opportunity, the Company does not restrict its search to any specific business, industry or geographical location, and may participate in a business venture of virtually any kind or nature. The discussion of the proposed business is general and is not meant to restrict the Company's unlimited discretion to participate in various business opportunities. Management of the Company will not consult with the Company's stockholders nor seek their approval with respect to identifying, investigating, analyzing and acquiring a business opportunity for the Company. The Company's potential success depends upon its management, which has virtually unlimited discretion in searching for and entering into an agreement with a business opportunity.

     Management anticipates that the Company will be able to participate in only one business opportunity, due to the Company's lack of assets and net worth. The Company's primary efforts are toward acquiring or merging with a business which does not need additional cash or assets but desires to establish a widely-held stockholder base and a possible trading market for its securities. The Company may also acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

     The Company anticipates that the selection of a business opportunity in which to participate will be complex and will entail a high degree of risk. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly-traded company. The benefits of a publicly-traded company may include facilitating or improving the terms upon which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for stockholders, and other factors. Business opportunities may occur in many different industries and at various stages of development, all of which will make the task of investigation and analysis of these business opportunities extremely difficult.

     The Company has no capital with which to provide the owners of business opportunities with cash or other assets. However, management believes the Company will offer owners of business opportunities the ability to acquire a controlling ownership interest in a widely-held company at substantially less cost than is required to conduct an initial public offering. The owners of business opportunities will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their securities for subsequent sale. The Company will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing post-effective amendments, Forms 8-K, agreements and related reports and documents. Any such expenses will be borne by the business opportunity, as the Company will not have the necessary funds. The Company's management has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity. In the event the Company is unable to obtain a merger candidate, it will become inactive.

Evaluation of Opportunities

     The analysis of business opportunities is undertaken by the officers and directors of the Company, none of whom is a professional business analyst. The Company has no funds to analyze and negotiate a possible merger and is forced to rely upon the efforts of its officers and directors to provide the Company with the necessary time to assist the Company in analyzing business opportunities. In the event the Company's officers and directors do not provide these efforts, the Company will not have the management time or funds to analyze or negotiate a business opportunity, thereby further reducing the likelihood that the Company can fulfill its business plans. In analyzing business opportunities, management considers such matters as available technical, financial and managerial resources; working capital and other financial requirements; history of operation, if any; prospects for the future; the nature of present and expected competition; quality and experience of management services which may be available, including the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which may be anticipated to have an impact on the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors. To the extent possible, the Company utilizes written reports and personal investigation to evaluate the above factors.

     It may be anticipated that any business opportunity in which the Company participates will present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and stockholders must therefore depend upon the ability of management to identify and evaluate these risks. In the case of some of the business opportunities available to the Company, it may be anticipated that the promoters have been unable to develop a going concern or the business is in its development stage in that it has not generated significant revenues from its principal business activity prior to the Company's participation, and there is a significant risk, even after the Company's participation in the activity, that the combined enterprises will still be unable to become a going concern or advance beyond the development stage. Many of the opportunities may involve new and untested products, processes or market strategies which may not succeed. These risks will be assumed by the Company and, therefore, its stockholders.

     The Company does not restrict its search to any specific kind of firms but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in any stage of its business life. It is impossible to predict at this time the requirements of any business in which the Company may become involved in that the business may need additional capital which the Company may be unable to provide, may merely desire to have its securities publicly-traded, or may seek other perceived advantages which the Company may offer.

Acquisition of Opportunities

     In implementing its participation in a particular business opportunity, the Company may become party to a merger, consolidation, reorganization, joint venture or licensing agreement with another corporation or entity or may acquire stock or assets of an existing business. Moreover, the Company's principal stockholders may sell all or a portion of their shares to the business opportunity or to its officers, directors or principal stockholders. On the consummation of a transaction, it is likely that the present management and stockholders of the Company will not be in control of the merged entity. In addition, a majority of all of the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's stockholders.

     The Company's stockholders will not be asked to vote upon any merger, acquisition, share exchange or other arrangement with any business opportunity. Such determination will be made solely by the Company's Board of Directors.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register the securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter. Any costs associated with the registration must be paid by the Company's merger partner, since the Company will have no funds available for that purpose. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on such trading market.

     While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the transaction will be structured as a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended (the "Code"). In certain circumstances the criteria for determining whether or not an acquisition is a "tax-free" reorganization under Section 368(a)(1) of the Code, depends upon the acquiring corporation receiving ownership of the stock of the acquired corporation, possessing at least 80% of the total combined voting power of all classes of stock entitled to vote and at least 80% of the total number of shares of all other classes of stock of the acquired corporation.

     As part of the Company's investigation of business opportunities, its officers and directors meet personally with management and key personnel, visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited management expertise. Thereafter, the manner in which the Company participates in an opportunity depends upon the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the parties and the relative negotiating strength of the parties.

     With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company which target company stockholders would acquire in exchange for their stockholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's stockholders will hold a substantially smaller percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then-stockholders.

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and possible costs for accountants and consultants. Any such costs must be paid by the target company.

     As is customary in the industry, the Company may pay a finder's fee in cash or stock for locating a merger or acquisition candidate. If any such fee is paid, it will be approved by the Company's board of directors. Due to the Company's lack of capital, a merger or acquisition candidate may be required to pay any cash finder's fee agreed to by the Company, unless the Company is able to obtain funds from another source of which there can be no assurance.

Competition

     The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's lack of financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to its competitors. The Company will also be competing with a large number of small, widely-held companies located throughout the United States, as well as other publicly-held companies.

Regulation

     The 1940 Act defines an "investment company" as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities. While the Company does not intend to engage in such activities, it could become subject to regulation under the 1940 Act in the event it obtains or continues to hold a minority interest in a number of enterprises. The Company will incur significant registration and compliance costs if required to register under the 1940 Act. Accordingly, management will review the Company's activities from time to time with a view to reducing the likelihood that the Company would be classified an "investment company."

Employees

     The Company has no salaried employees, and none of its officers, directors or principal stockholders will receive any compensation for any assistance they may provide the Company.

Facilities

     Currently, the Company is provided rent free office space by an officer and director of the Company at 26 West Dry Creek Circle, Suite 600, Littleton, Colorado 80120. The Company may be responsible for reimbursement for out-of-pocket office expenses, such as telephone, postage or supplies and may be responsible for travel, legal and accounting expenses.

Year 2000 Issues

     The Year 2000 issue revolves around the inability of many computer systems to correctly process dates after December 31, 1999. In the 1960s and 1970s, computer storage and memory were very expensive. To conserve resources and space, programmers stored year information as two digits instead of four (e.g., "59" rather than "1959"). Beginning in the year 2000, these date fields will need to accept four digit entries to distinguish 21st century dates from 20th century (or earlier) dates. As a result, computer systems and/or software products used by many companies may need to be upgraded to comply with Year 2000 requirements.

     As defined by the Company, Year 2000 compliance refers to applications and systems which are capable of correct identification, manipulation and calculation using dates outside the 1900-1999 year range and have been tested as such. In this regard, the Company recognizes the complexity and significance of the Year 2000 issue but does not believe that the problem will directly affect the Company or its operations. As applicable, the Company will insure that any merger candidate has addressed the Year 2000 problem.

ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

     The Company is provided rent free office space by an officer and director of the Company at 26 West Dry Creek Circle, Suite 600, Littleton, Colorado 80120. The Company may be responsible for reimbursement for out-of-pocket office expenses, such as telephone, postage or supplies.


ITEM 3. LEGAL PROCEEDINGS
-------------------------

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     Not applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------

     The Company's Common Stock is not traded on any market system.

     As of May 31, 1999, the Company had approximately 123 record and beneficial stockholders.

Dividend Policy

     The Company has never paid cash dividends on its Common Stock and intends to retain earnings, if any, for use in the operation and expansion of its business. The amount of future dividends, if any, will be determined by the Board of Directors based upon the Company's earnings, financial condition, capital requirements and other conditions.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

Results of Operations

Year Ended December 31, 1998 vs. Year Ended December 31, 1997

     The Company was dormant in 1997. In 1998, the Company's efforts centered around bringing its books and records up to date. No operating revenues were generated in 1998 or 1997. Operating expenses increased by $11,948 to $12,068 for 1998 compared to $120 for 1997. This increase in operating expenses resulted from professional fees incurred in connection with updating the Company's books and records. The Company's net loss increased to $12,061 for 1998 compared to $108 for 1997.

Liquidity and Capital Resources

     As of December 31, 1998, the Company's working capital deficit was $15,781 compared to $3,720 at December 31, 1997. The working capital deficit increased by $12,061 primarily as a result of increased accounts payable and loans payable to stockholders for the funding of 1998 operating expenses.

     In February 1999, the Company sold 3,750,000 shares of its common stock at $.004 per share resulting in cash proceeds of $15,000. Also, in February 1999, loans payable to a stockholder of $11,525 were converted at $.004 per share into 2,881,225 shares of the Company's common stock.

     The Company does not have sufficient funds to continue its operating activities. Future operating activities are expected to be funded by loans from a major stockholder.

ITEM 7.  FINANCIAL STATEMENTS


          LARRY LEGEL, CPA
          5100 NORTH FEDERAL HIGHWAY, #409
          FORT LAUDERDALE, FL 33308
          (954) 493-8900


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


Stockholders
Milestone Capital, Inc.
Englewood, Colorado


I have audited the accompanying balance sheet of Milestone Capital, Inc. as of December 31, 1998 and 1997, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, the financial position of Milestone Capital, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The continuation of the Company's business is dependent upon its ability to maintain adequate financing arrangements and ultimately, upon future profitable operations. These matters raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                     /s/ Larry Legel
                                                     LARRY LEGEL

                                                     Certified Public Accountant
February 17, 1999

                             MILESTONE CAPITAL, INC.

                                  BALANCE SHEET

                        AS OF DECEMBER 31, 1998 AND 1997





                                                          1998            1997
                                                          ----            ----
ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents ......................     $      59      $     280
                                                       =========      =========






LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Accounts payable ...............................     $   4,315      $   2,000
  Loans payable to stockholder ...................        11,525          2,000
                                                       ---------      ---------

      Total current liabilities ..................        15,840          4,000
                                                       ---------      ---------

STOCKHOLDERS' EQUITY:
  Common stock, no par value, 20,000,000
   shares authorized 1,247,914 shares
   issued and outstanding ........................       481,078        481,078
  Treasury stock, 680 shares at cost .............          (200)          (200)
  Retained earnings (accumulated deficit) ........      (496,659)      (484,598)
                                                       ---------      ---------

       Total stockholders' equity ................       (15,781)        (3,720)
                                                       ---------      ---------


       TOTAL .....................................     $      59      $     280
                                                       =========      =========




   The accompanying notes are an integral part of these financial statements.

                             MILESTONE CAPITAL, INC.

                             STATEMENT OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997




                                                                         1998         1997
                                                                         ----         ----

REVENUES .........................................................   $        7   $       12

EXPENSES .........................................................       12,068          120
                                                                     ----------   ----------

LOSS BEFORE TAXES ................................................       12,061          108

PROVISION FOR INCOME TAXES .......................................          -0-          -0-
                                                                     ----------   ----------

NET LOSS .........................................................   $   12,061   $      108
                                                                     ==========   ==========


Net income (Loss) per share of
  common stock:

Basic ............................................................   $      .01   $      .00
                                                                     ==========   ==========

Diluted ..........................................................   $      .01   $      .00
                                                                     ==========   ==========

Weighted average number of common shares outstanding:

Basic ............................................................    1,247,914    1,247,914
                                                                     ==========   ==========

Diluted ..........................................................    1,247,914    1,247,914
                                                                     ==========   ==========





   The accompanying notes are an integral part of these financial statements.


                                                   MILESTONE CAPITAL, INC.

                                        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                       FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                            COMMON STOCK               TREASURY STOCK
                                                       ----------------------       --------------------    RETAINED
                                                       NO. OF       NO              NO. OF       NO PAR     EARNINGS
                                                       SHARES       PAR VALUE       SHARES       VALUE      (DEFICIT)        TOTAL
                                                       ------       ---------       ------       -------    --------         -----

Balance - December 31, 1996 ......................    1,247,914       481,078        680          (200)     (484,490)       (3,612)

Net loss for year ended December 31, 1997 ........                                                              (108)         (108)
                                                     ----------    ---------- ----------    ----------    ----------    ----------

Balance - December 31, 1997 ......................    1,247,914       481,078        690          (200)     (484,598)       (3,720)

Net loss for year ended December 31, 1998 ........                                                           (12,061)      (12,061)
                                                     ----------    ---------- ----------    ----------    ----------    ----------

Balance - December 31, 1998 ......................    1,247,914      $481,078        680          (200)   $ (496,659)   $  (15,781)
                                                     ==========    ========== ==========    ==========    ==========    ==========







   The accompanying notes are an integral part of these financial statements.

                             MILESTONE CAPITAL, INC.

                             STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997




                                                                 1998         1997
                                                                 ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (Loss) .....................................   $(12,061)   $   (108)

    Adjustments to reconcile  net income  (Loss)
      to net cash (used) by operating activities:
    Increase in accounts payable ..........................      2,315         -0-
    Increase in loans payable to stockholder ..............      9,525         -0-
                                                              --------    --------

    Net cash (used) by operating activities ...............       (221)       (108)
                                                              --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES: .....................        -0-         -0-

CASH FLOWS FROM FINANCING ACTIVITIES: .....................        -0-         -0-
                                                              --------    --------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS .....................................       (221)       (108)

BEGINNING OF YEAR-
 Cash and cash equivalents ................................        280         388
                                                              --------    --------
END OF YEAR -
 Cash and cash equivalents ................................   $     59    $    280
                                                              ========    ========






   The accompanying notes are an integral part of these financial statements.

                             MILESTONE CAPITAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS
---------------------------------------------------------------------

   Milestone Capital, Inc. was incorporated under the laws of the State of Colorado as Shield Enterprises Corporation on February 5, 1987. The articles of incorporation were amended on May 8, 1990 and the name was changed to Milestone Capital, Inc.

   Basis of Presentation - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to obtain additional financing as may be required.

   The Company's continued existence is dependent upon its ability to secure loans from its President and/or a principal stockholder. Future operating expenses will be funded by these loans. The Company's ability to continue to meet its obligations is dependent upon obtaining the above loans.

   Cash and Cash Equivalents - For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

   Net Income (Loss) Per Share of Common Stock - As of December 31, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which specifies the method of computation, presentation and disclosure for earnings per share. SFAS No. 128 requires the presentation of two earnings per share amounts, basic and diluted.

   Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method.

   Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                             MILESTONE CAPITAL, INC.

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997




NOTE 2 - HISTORY
----------------

   The Company was actively engaged in the business of investing in and providing managerial assistance to developing growth Companies until 1995. All previous investments have been sold or become worthless. All debts previous to those on the current balance sheet have been satisfied or forgiven.


NOTE 3 - COMMON STOCK
---------------------

   The Company has issued common stock since its inception in 1987 for both cash and services. The Company sold stock in a public offering on June 16, 1989. In the public offering, the Company issued units that contained both common shares and warrants. All warrants expired June 16, 1992.


NOTE 4 COMMITMENTS AND CONTINGENCIES - THE YEAR 2000
----------------------------------------------------

   The Company is currently working to resolve the potential impact of the Year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Costs of addressing potential problems are expensed as incurred and are not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company or its vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner. While the Company does not at this time anticipate significant problems with suppliers, it will develop contingency plans, if required, with these third parties due to the possibility of compliance issues.

                             MILESTONE CAPITAL, INC.

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997



NOTE 5 - INCOME TAXES
---------------------

   Significant components of deferred income taxes as of December 31, 1998 and 1997 are as follows:

                                                    1998               1997
                                                    ----               ----

      Net operating loss carryforward           $  188,500         $  188,500
                                                ----------         ----------
      Total deferred tax asset                     188,500            188,500
      Less Valuation allowance                    (188,500)          (188,500)
                                                ----------         ----------
      Net deferred tax asset                    $      -0-         $      -0-
                                                ==========         ==========

   The Company has assessed its past earnings history and trends and expiration dates of carryforwards and has determined that it is more likely than not that no deferred tax assets will be realized. A valuation allowance of $188,500 as of December 31, 1998 and 1997 is maintained on deferred tax assets which the Company has not determined to be more likely than not realized at this time. The Company will continue to review this valuation on an annual basis and make adjustments as appropriate.

   As of December 31, 1998, the Company had net operating loss carryforwards of approximately $495,000. The net operating losses can be carried forward twenty years to offset future taxable income. The net operating loss carryforwards expire in the years 2009 through 2018.


NOTE 6 - SUBSEQUENT EVENTS
--------------------------

   On February 8, 1999, there were two significant events relative to the debt of the Company and the issuance of common stock.

   2,881,225 common shares were issued to existing shareholders in liquidation of $11,525 of Loans payable to stockholder on the balance sheet.

   Also, on the same day, 3,750,000 common shares were issued to existing shareholders in exchange for $15,000 of cash.

   Therefore, as the end of the first quarter at March 31, 1999, 7,879,139 common shares are now outstanding.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

Officers and Directors

     The name, age and position of each of the Company's executive officers and directors are set forth below:


                                                                Officer/Director
Name                   Age         Position                          Since
----                   ---         --------                     ----------------
Earnest Mathis, Jr.    39     Chief Executive Officer,               1999
                              Chief Financial Officer, Secretary
                              and Director

     Directors hold office for a period of one year from their election at the annual meeting of stockholders or until their successors are duly elected and qualified. Officers of the Company are elected by, and serve at the discretion of, the Board of Directors. Board members do not receive any compensation for time expended on behalf of the Company including attendance at Board meetings.

Background

     The following is a summary of the business experience, for at least the last five years, of each executive officer and director of the Company:

     Earnest Mathis, Jr. Mr. Mathis has served as Chief Executive Officer, Chief Financial Officer, Secretary and a Director of Milestone Capital, Inc. Since January 1999. From January 1987 to the present, Mr. Mathis has been president and a member of the Board of Directors of Inverness Investments, Inc., a firm investing in privately and publicly-held companies and mergers and acquisition activities. Mr. Mathis has served as Secretary and Director of Creative Business Concepts, Inc., a firm specializing in venture capital, mergers and acquisitions From August 1993 until December of 1996. From October 1994 to June 1997, Mr. Mathis has been Secretary, Treasurer and a Director of Landmark Reclamation, Inc. From May 1988 to the present, Mr. Mathis has served as President and a Director of Express Capital Concepts, Inc. From February 1998 to the present, Mr. Mathis has served as manager of AmeriGolf, LLC, a golf course development company. From April 1997 to the present, Mr. Mathis has served as President of Integrated Medical Services, Inc., ("IMS"). IMS transports and processes medical waste from small and large generators of medical waste. In March of 1999, IMS sold 100% of its assets to publicly held Stericycle, Inc. From April 1994 to March 1997, Mr. Mathis has served as President and a director of Galt Financial Corporation. From May 1994 to the present, Mr. Mathis has served as President and a Director of Dynasty Capital Corporation. Express Capital Concepts, Inc., Galt Financial Corporation, and Dynasty Capital Corporation are publicly-held shell companies. From time to time, since 1986, Mr. Mathis has been an officer and director of a number of publicly-held companies.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

     None of the Company's executive officers or directors currently receive compensation in excess of $100,000 per year and none of the Company's executive officers, including its Chief Executive Officer, or directors currently receive any compensation.

Option Grants in Last Year and Stock Option Grant

     The following table provides information on option grants during the year ended December 31, 1998, to the named executive officers:

Individual Grants

                                  % of Total Options
                                       Granted to
                        Options        Employees
Name                    Granted         in Year          Exercise Price    Expiration Date
----                    -------   -------------------    --------------    ---------------
Earnest Mathis, Jr.       -0-            0%                    ------            ------

Aggregate Option Exercise of Last Fiscal year and Fiscal Year-End Option Values

     There were no executive officers' unexercised options at December 31, 1998. No shares of Common Stock were acquired upon exercise of options during the fiscal year ended December 31, 1998.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     The following table sets forth information concerning the holdings of Common Stock by each person who, as of the date of this Report, holds of record or is known by the Company to hold beneficially or of record, more than 5% of the Company's Common Stock, by each director, and by all directors and executive officers as a group. All shares are owned beneficially and of record and all share amounts include stock options and Common Stock purchase warrants exercisable within 60 days from the date hereof. The address of all persons is in care of the Company at 26 West Dry Creek Circle, Suite 600, Littleton, Colorado 80120.

                                           Amount of         Percent of
Name                                       Ownership         Class
---------------                            ---------         ----------
Earnest Mathis, Jr. (1)
                                          6,000,330            76.16%
The Ernest Dalton Mathis III Trust          416,667             5.29%
The William Cole Mathis Trust               416,666             5.29%
The Madeleine Paige Mathis Trust            416,666             5.29%

All officers and
directors as  a
group (1 person)(1)                       6,000,330            76.16%

(1) Represents 3,016,458 shares held in the name of Mathis Family Partners, Ltd., a Colorado limited partnership of which Mr. Mathis is the general partner, 2,690,612 shares held in the name of Inverness Investments Profit Sharing Plan where Mr. Mathis is sole Trustee and 293,260 shares held in the name of Pelican Holdings, L.L.C. of which Mr. Mathis is the sole Trustee of Inverness Investments Profit Sharing Plan, the sole member of Pelican Holdings, L.L.C..

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     Management of the Company believes that the transactions described below were no less fair than the terms of transactions which the Company might otherwise have entered into with third party nonaffiliated entities. All related party transactions must be approved by a majority of the disinterested members of the Company's Board of Directors.

     The Mathis Family Partners, Ltd. in October 1997 and Pelican Holdings, L.L.C. in February 1998, both entities controlled by Earnest Mathis, Jr., acquired 325,845 and 293,260 shares, respectively, of the Company's Common Stock from Gordon Burr for $.032 per share or an aggregate of $20,000. During 1998, the Company borrowed an aggregate of $11,524.90 with no interest thereon from Inverness Investments Profit Sharing Sharing Plan and the Mathis Family

Partners, Ltd., both of which entities are controlled by Earnest Mathis, Jr. In February 1999, Inverness Investments Profit Sharing Plan and the Mathis Family Partners cancelled their loans totaling $11,524.90 in exchange for 1,440,612 and 1,440,613 shares, respectively, of the Company's Common Stock. In February 1999, Inverness Investments Profit Sharing Plan, the Mathis Family Partners, The Madeleine Paige Trust, The William Cole Mathis Trust and the Earnest Dalton Mathis III Trust, all entities of which are controlled by Earnest Mathis, Jr. purchased 1,250,000, 1,250,000, 416,666, 416,667, 416,666 shares respectively, of the Company's Common Stock for $.004 per share or an aggregate of $15,000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     a. Exhibits:

Exhibit No.      Title
-----------      -----

        2.01     Articles of Incorporation of the Registrant

        2.02     Articles of Amendment to the Articles of Incorporation

        2.03     Bylaws of the Registrant

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Littleton, Colorado, on June 14, 1999.

                                      MILESTONE CAPITAL, INC.



                                      By  /s/ Earnest Mathis, Jr.
                                         --------------------------------------
                                          Earnest Mathis, Jr.
                                          Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on the dates indicated.

       Signature                       Title                           Date
       ---------                       -----                           ----

/s/ Earnest Mathis, Jr.         Chief Executive Officer, Chief     June 14, 1999
-------------------------       Financial Officer (Principal
Earnest Mathis, Jr.             Accounting Officer), Secretary
                                and Director