Form 10QSB
period 1999-03-31
MILESTONE CAPITAL INC
filed 1999-06-14
CIK 817129

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1999

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

Common Stock, No Par Value, 7,879,139 shares as of March 31, 1999.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                             MILESTONE CAPITAL, INC.
                        UNAUDITED CONDENSED BALANCE SHEET
                                 MARCH 31, 1999



                                     ASSETS
                                     ------

Current Assets:
  Cash and cash equivalents                                           $   4,190
                                                                      ---------

     Total Assets                                                     $   4,190
                                                                      =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
 Accounts payable:
   Trade                                                              $      65
   Stockholder                                                            3,084
                                                                      ---------

     Total Current Liabilities                                            3,149
                                                                      ---------

Stockholders' Equity:
 Common stock:  no par value, 20,000,000
  shares authorized, 7,879,139 issued                                   507,603
 Accumulated deficit                                                   (506,362)
                                                                      ---------
                                                                          1,241
 Less treasury stock, at cost (680 shares)                                 (200)
                                                                      ---------

     Total Stockholders' Equity                                           1,041
                                                                      ---------

     Total Liabilities and Stockholders' Equity                       $   4,190
                                                                      =========



                        See notes to unaudited condensed
                              financial statements.

                             MILESTONE CAPITAL, INC.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998



                                                      1999              1998
                                                      ----              ----

Revenue                                           $      --         $      --

Operating expenses                                      9,703               923
                                                  -----------       -----------

Net Loss                                          $    (9,703)      $      (923)
                                                  ===========       ===========

Net loss per share of common stock:
  Basic                                           $      --         $      --
                                                  ===========       ===========
  Diluted                                         $      --         $      --
                                                  ===========       ===========

Weighted average number of common
 shares outstanding:
  Basic                                             5,078,608         1,247,234
  Diluted                                           5,078,608         1,247,234



                        See notes to unaudited condensed
                              financial statements.


                               MILESTONE CAPITAL, INC.
                    UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998



                                                                   1999        1998
                                                                   ----        ----
Cash Flows From Operating Activities:
  Net loss                                                      $ (9,703)   $   (923)
  Adjustments to reconcile net loss to net cash
   (used) by operating activities:
   Changes in liabilities:
    Increase (decrease) in accounts payable-trade                 (4,250)        895
                                                                --------    --------

         Net Cash (Used) By Operating Activities                 (13,953)        (28)
                                                                --------    --------

Cash Flows From Financing Activities:
  Stockholder advances                                             3,979        --
  Repayment of stockholder advances                                 (895)       --
  Issuance of common stock                                        15,000        --
                                                                --------    --------

         Net Cash Provided By Financing Activities                18,084        --
                                                                --------    --------

         Net Increase (Decrease) in Cash and Cash Equivalents      4,131         (28)

         Cash and Cash Equivalents at Beginning of Period             59         280
                                                                --------    --------

         Cash and Cash Equivalents at End of Period             $  4,190    $    252
                                                                ========    ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                    $   --      $   --
    Income taxes                                                $   --      $   --

Supplemental Disclosure of Noncash Investing
 and Financing Activities:
  Conversion of accounts payable - stockholder
   into common stock                                            $ 11,525    $   --



                          See notes to unaudited condensed
                                financial statements.


                             MILESTONE CAPITAL, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


Basis of Presentation

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three months ended March 31, 1999 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 1999. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 previously filed with the Securities and Exchange Commission.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Company seeks merger candidates with on-going operations. As of March 31, 1999, the Company had not identified any such candidates.

Results of Operations

Three Months Ended March 31, 1999 vs. Three Months Ended March 31, 1998.

     In 1999 and 1998, the Company's efforts centered around bringing its books and records up to date. No operating revenues were generated during the three months ended March 31, 1999 and 1998. Operating expenses increased by $8,780 to $9,703 for the three months ended March 31, 1999 compared to $923 for the three months ended March 31, 1998. The increase in operating expenses resulted from professional fees incurred in connection updating the Company's books and records. The Company's net loss increased to $9,703 for the three months ended March 31, 1999 compared to $923 for the three months ended March 31, 1998.

Liquidity and Capital Resources

     In February 1999, the Company sold 3,750,000 shares of its common stock at $.004 per share resulting in cash proceeds of $15,000. Also, in February 1999, loans payable to stockholders of $11,525 were converted at $.004 per share into 2,881,225 shares of the Company's common stock.

     As a result of the above transactions, the Company's working capital increased $16,822 from a deficit of $15,781 as of December 31, 1998 to $1,041 at March 31, 1999.

     The Company does not have sufficient funds to continue its operating activities. Future operating activities are expected to be funded by loans from a major stockholder.

PART II. OTHER INFORMATION

ITEM 1. Legal proceedings

None.

ITEM 2. Changes in securities

None.

ITEM 3. Defaults upon senior securities

None.

ITEM 4. Submission of matters to a vote of security holders

     An Annual Meeting of Shareholders was held on February 22, 1999 at which Earnest Mathis, Jr. was elected as the Company's sole director by a vote of 3,536,906 shares in favor, 180 shares against and no shares abstaining.

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


Date: June 11, 1999                           Milestone Capital, Inc.
                                             -----------------------
                                             (Registrant)


                                             /s/ Earnest Mathis, Jr.
                                             -----------------------------------
                                             Earnest Mathis, Jr.
                                             Chief Executive Officer
                                             Chief Financial Officer
                                             (Principal Accounting Officer),
                                             Secretary and Director