Form 10QSB
period 1999-09-30
MILESTONE CAPITAL INC
filed 1999-11-09
CIK 817129

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1999

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

                                 Yes X  No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, No Par Value, 7,879,139 shares as of September 30, 1999.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                             MILESTONE CAPITAL, INC.
                        UNAUDITED CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 1999



                                     ASSETS
                                     ------

Current Assets:
  Cash and cash equivalents                                           $   1,181
                                                                      ---------

     Total Assets                                                     $   1,181
                                                                      =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities:
 Accounts payable:
   Trade                                                              $     185
   Stockholder                                                            3,084
 Notes payable - stockholders                                            10,000
 Accrued interest - stockholders                                            312
                                                                      ---------

     Total Current Liabilities                                           13,581
                                                                      ---------

Stockholders' Equity (Deficit):
 Common stock:  no par value, 20,000,000
  shares authorized, 7,879,139 issued                                   507,603
 Accumulated deficit                                                   (519,803)
                                                                      ---------
                                                                        (12,200)
 Less treasury stock, at cost (680 shares)                                 (200)
                                                                      ---------

     Total Stockholders' Equity (Deficit)                               (12,400)
                                                                      ---------

     Total Liabilities and Stockholders' Equity (Deficit)             $   1,181
                                                                      =========


                             See notes to unaudited
                         condensed financial statements.



                                    MILESTONE CAPITAL, INC.
                         UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998



                                          Three Months Ended             Nine Months Ended
                                             September 30,                 September 30,
                                          -------------------           -------------------
                                          1999           1998           1999           1998
                                          ----           ----           ----           ----
Revenue                               $      --      $      --      $      --      $      --

Operating expenses                          2,362          6,391         22,832          7,595
                                      -----------    -----------    -----------    -----------

  Loss From Operations                     (2,362)        (6,391)       (22,832)        (7,595)
                                      -----------    -----------    -----------    -----------

Other Income (Expense):
 Interest expense - stockholders             (302)          --             (312)          --
                                      -----------    -----------    -----------    -----------

  Total Other Income (Expense)               (302)          --             (312)          --
                                      -----------    -----------    -----------    -----------

Net Loss                              $    (2,664)   $    (6,391)   $   (23,144)   $    (7,595)
                                      ===========    ===========    ===========    ===========

Net loss per share of common stock:
  Basic                               $      --      $      (.01)   $      --      $      (.01)
                                      ===========    ===========    ===========    ===========
  Diluted                             $      --      $      (.01)   $      --      $      (.01)
                                      ===========    ===========    ===========    ===========

Weighted average number of common
shares outstanding:
  Basic                                 7,878,459      1,247,234      6,955,430      1,247,234
  Diluted                               7,878,459      1,247,234      6,955,430      1,247,234



                                    See notes to unaudited
                               condensed financial statements.

                              MILESTONE CAPITAL, INC.
                    UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998



                                                                  1999         1998
                                                                  ----         ----
Cash Flows From Operating Activities:
  Net loss                                                      $(23,144)   $ (7,595)
  Adjustments to reconcile net loss to net cash
   (used) by operating activities:
   Changes in liabilities:
    Increase (Decrease) in accounts payable-trade                 (4,130)      6,373
    Increase in accrued interest                                     312        --
                                                                --------    --------

         Net Cash (Used) By Operating Activities                 (26,962)     (1,222)
                                                                --------    --------

Cash Flows From Financing Activities:
  Stockholder advances                                             3,979       1,148
  Repayment of stockholder advances                                 (895)       --
  Proceeds from stockholders loans                                10,000        --
  Issuance of common stock                                        15,000        --
                                                                --------    --------

         Net Cash Provided By Financing Activities                28,084       1,148
                                                                --------    --------

         Net Increase (Decrease) in Cash and Cash Equivalents      1,122         (74)

         Cash and Cash Equivalents at Beginning of Period             59         280
                                                                --------    --------

         Cash and Cash Equivalents at End of Period             $  1,181    $    206
                                                                ========    ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                    $   --      $   --
    Income taxes                                                $   --      $   --

Supplemental Disclosure of Noncash Investing
 and Financing Activities:
  Conversion of accounts payable - stockholder
   into common stock                                            $ 11,525    $   --



                               See notes to unaudited
                          condensed financial statements.


                             MILESTONE CAPITAL, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


Basis of Presentation

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the nine months ended September 30, 1999 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 1999. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 previously filed with the Securities and Exchange Commission.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Company seeks merger candidates with on-going operations. As of September 30, 1999, the Company had not identified any such candidates.

Results of Operations

Three Months Ended September 30, 1999 vs. Three Months Ended September 30, 1998.

     In 1999 and 1998, the Company's efforts centered around bringing its books and records up to date. No operating revenues were generated during the three months ended September 30, 1999 and 1998. Operating expenses decreased by $4,029 to $6,391 for the three months ended September 30, 1999 compared to $2,362 for the three months ended September 30, 1999. The reduction in operating expenses resulted from less professional fees incurred in connection with updating the Company's books and records. The Company's net loss decreased to $2,664 for the three months ended September 30, 1999 compared to $6,391 for the three months ended September 30, 1998.

Nine Months Ended September 30, 1999 vs. Nine Months Ended September 30, 1998.

     No operating revenues were generated during the nine months ended September 30, 1999 and 1998. Operating expenses increased by $15,237 to $22,832 for the nine months ended September 30, 1999 compared to $7,595 for the nine months ended September 30, 1998. The increase in operating expenses resulted from professional fees incurred in connection with updating the Company's books and records. The Company's net loss increased to $23,144 for the nine months ended September 30, 1999 compared to $7,595 for the nine months ended September 30, 1998.

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

     As a result of the above transactions, the Company's working capital increased $3,381 from a deficit of $15,781 as of December 31, 1998 to a deficit of $12,400 as of September 30, 1999.

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


Date: November ___, 1999                     Milestone Capital, Inc.
                                             -----------------------
                                             (Registrant)


                                             /s/ Earnest Mathis,Jr.
                                             ----------------------
                                             Earnest Mathis, Jr.
                                             Chief Executive Officer
                                             Chief Financial Officer
                                             (Principal Accounting Officer),
                                             Secretary and Director