Form 10KSB
period 1999-12-31
MILESTONE CAPITAL INC
filed 2000-02-28
CIK 817129

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal  year  ended  December  31,  1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [No Fee  Required]

For the  transition  period from  _______________  to
________________

Commission File No. 33-15096-D


                             MILESTONE CAPITAL, INC.
                             -----------------------
                 (Name of Small Business Issuer in its Charter)


        Colorado                                           84-1111224
--------------------------------                 ------------------------------
(State or other jurisdiction                    (I.R.S. Employer Identification
of incorporation or organization)                             Number)

26 West Dry Creek Circle, Suite 600
Littleton, Colorado                                           80120
---------------------------------------          ------------------------------
(Address of principal executive offices)                    (Zip Code)



Issuer's telephone number:  (303) 794-9450

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

                                  Yes       No   X
                                     -----     -----

     As of January 31, 2000, 7,879,138 shares of the Registrant's no par value Common Stock were outstanding. As of January 31, 2000, there was no market value of the Registrant's no par value Common Stock, since such stock was not trading on any exchange.

     Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                 -----

     The Registrant's revenues for its most recent fiscal year were negligible.

     The following documents are incorporated by reference into Part III, Items 9 through 12 hereof: None.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

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

Introduction

Business Development.

     Milestone Capital, Inc. (the "Company") was organized under the laws of the State of Colorado on February 6, 1987, under the name Shield Enterprises, Inc. for the purpose of engaging in a merger with, or acquisition of, one or a small number of private companies, partnerships or sole proprietorships. In 1989, the Company completed an initial public offering of its securities. In May 1990, the Company merged with Milestone Capital, Inc., a Delaware corporation engaged in the business of investing in and providing managerial assistance to developing companies and the Company changed its name to Milestone Capital, Inc. The Company is seeking business opportunities through a merger with, or acquisition of, one or more private companies. The Company has had no material operations in the past three years.

     The Company believes that there is a demand by non-public corporations for shell corporations that have a public distribution of securities, such as the Company. The Company believes that demand for shell corporations has increased dramatically since the Securities and Exchange Commission (the "Commission") imposed additional requirements upon "blank check" companies pursuant to Reg. 419 of the Securities Act of 1933, as amended (the "Act"). According to the Commission, Rule 419 was designed to strengthen regulation of securities offerings by blank check companies, which Congress has found to have been a common vehicle for fraud and manipulation in the penny stock market. See Securities Act Releases No. 6891 (April 17, 1991), 48 SEC Docket 1131 and No. 6932 (April 13, 1992) 51 Docket 0382, SEC Docket 0382. The foregoing regulation has substantially decreased the number of "blank check" offerings filed with the Commission, and as a result has stimulated an increased demand for shell corporations. While the Company has made the foregoing assumption, there is no assurance that the same is accurate or correct and, accordingly, no assurance that the Company will merge with or acquire an existing private entity.

General

     The Company proposes to seek, investigate and, if warranted, acquire an interest in one or more business opportunity ventures. As of the date hereof, the Company has no business opportunities or ventures under contemplation for acquisition or merger but proposes to investigate potential opportunities with investors or entrepreneurs with a concept which has not yet been placed in operation, or with firms which are developing companies. The Company may seek out established businesses which may be experiencing financial or operation difficulties and are in need of the limited additional capital the Company could provide. The Company anticipates that it will seek to merge with or acquire an existing business. After the merger or acquisition has taken place, the surviving entity will be the Company, however, management from the acquired entity will in all likelihood operate the Company. There is a remote possibility that the Company may seek to acquire and operate an ongoing business, in which case the existing management might be retained. Due to the absence of capital available for investment by the Company, the types of business seeking to be acquired by the Company will invariably be smaller and higher risk types of businesses. In all likelihood, a business opportunity will involve the acquisition of or merger with a corporation which does not need additional cash but which desires to establish a public trading market for its Common Stock. Accordingly, the Company's ability to acquire any business of substance will be extremely limited.

     The Company does not propose to restrict its search for investment opportunities to any particular industry or geographical location and may, therefore, engage in essentially any business, anywhere, to the extent of its limited resources.

     It is anticipated that business opportunities will be available to the Company and sought by the Company from various sources throughout the United States, including its officers and directors, professional advisors such as attorneys and accountants, securities broker/dealers, venture capitalists, members of the financial community, other businesses and others who may present solicited and unsolicited proposals. Management believes that business opportunities and ventures will become available to it due to a number factors, including, among others: (a) management's willingness to enter into unproven, speculative ventures; (b) management's contacts and acquaintances; and (c) the Company's flexibility with respect to the manner in which it may structure potential financing, mergers and/or acquisitions. However, there is no assurance that the Company will be able to structure, finance, merge with and/or acquire any business opportunity or venture.

Operation of the Company

     The Company intends to search throughout the United States for a merger/acquisition candidate, however, because of its lack of capital, the Company believes that the merger/acquisition candidate will be conducting business within a limited geographical area. The Company intends to maintain its corporate headquarters and principal place of business at 26 West Dry Creek Circle, Suite 600, Littleton, Colorado 80120. All corporate records will be maintained at said office, and it is anticipated that all shareholders' meetings will take place in Colorado. In the event that a merger or acquisition of the Company takes place, no assurance can be given that the corporate records or headquarters will continue to be maintained at Littleton, Colorado, or that shareholders' meetings will be held in Colorado.

     The Company's sole executive officer will seek acquisition/merger candidates and/or orally contact individuals or broker/dealers and advise them of the availability of the Company as an acquisition candidate. The Company's sole executive officer will review material furnished to him by the proposed merger/acquisition candidates and decide if a merger/acquisition is in the best interests of the Company and its shareholders.

     The Company may employ outside consultants until a merger/acquisition candidate has been targeted by the Company, however, management believes that it is impossible to consider the criteria that will be used to hire such consultants. While the Company may hire independent consultants, it has not considered any criteria regarding their experience, the services to be provided, or the term of service. The Company has not had any discussions with any consultants and there are no agreements or understandings with any consultants. Other than as disclosed herein, there are no other plans for accomplishing the business purpose of the Company.

Selection of Opportunities

     The analysis of new business opportunities will be undertaken by or under the supervision of the Company's sole executive officer and director who is not a professional business analyst and has had little previous training or experience in business analysis. Inasmuch as the Company will have no funds available to it in its search for business opportunities and ventures, the Company will not be able to expend significant funds on a complete and exhaustive investigation of such business or opportunity. The Company will however, investigate, to the extent believed reasonable by its management, such potential business opportunities or ventures.

     As part of the Company's investigation, representatives of the Company will meet personally with management and key personnel of the firm sponsoring the business opportunity, may visit and inspect plants and facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures, to the extent of the Company's limited financial resources and management and technical expertise.

     Prior to making a decision to recommend to shareholders participation in a business opportunity or venture, the Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections with related assumptions upon which they are based; evidence of existing patents, trademarks or service marks or rights thereto; current and proposed forms of compensation to management; a description of transactions between the prospective entity and its affiliates during relevant periods; a description of current and required facilities; an analysis of risks and competitive conditions; and other information deemed relevant.

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and costs for accountants, attorneys and others. The Company's sole executive officer anticipates funding the Company's operations, including providing funds necessary to search for acquisition candidates, until an acquisition candidate is found, without regard to the amount involved. Accordingly, no alternative cash resources have been explored.

     The Company will have unrestricted flexibility in seeking, analyzing and participating in business opportunities. In its efforts, the Company will consider the following kinds of factors:

     (i) Potential for growth, indicated by new technology, anticipated market expansion or new products;

     (ii) Competitive position as compared to other firms engaged in similar activities;

     (iii) Strength of management;

     (iv) Capital requirements and anticipated availability of required funds from future operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources; and

     (v)  Other relevant factors.

     Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that due to the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

     The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more. The Company does not plan to raise any capital at the present time, by private placements, public offerings, pursuant to Regulation S promulgated under the Act, or by any means whatsoever. Further, there are no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of an acquisition or merger candidate.

Form of Acquisition

     The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters. The exact form or structure of the Company's participation in a business opportunity or venture will be dependent upon the needs of the of the particular situation. The Company's participation may be structured as an asset purchase agreement, a lease, a license, a joint venture, a partnership, a merger, or acquisition of securities.

     As set forth above, the Company may acquire its participation in a business opportunity through the issuance of Common Stock or other securities in the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under
Section 368(a)(1) of the Internal Revenue Code of 1954, as amended, may depend upon the issuance to the shareholders of the acquired company of at least eighty percent (80%) of the Common Stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, all prior shareholders may, in such circumstances, retain twenty percent (20%) or less of the total issued and outstanding Common Stock. If such a transaction were available to the Company, it will be necessary to obtain shareholder approval to effectuate a reverse stock split or to authorize additional shares of Common Stock prior to completing such acquisition. This could result in substantial additional dilution to the equity of those who were shareholders of the Company prior to such reorganization. Further, extreme caution should be exercised by any investor relying upon any tax benefits in light of the proposed new tax laws. It is possible that no tax benefits will exist at all. Prospective investors should consult their own legal, financial and other business advisors.

     The present management and the shareholders of the Company will in all likelihood not have control of a majority of the voting shares of the Company following a reorganization transaction. In fact, it is most probable that the shareholders of the acquired entity will gain control of the Company. The terms of sale of the shares presently held by management of the Company may not be afforded to other shareholders of the Company. As part of any transaction, the Company's then directors may resign and new directors may be appointed without any vote by shareholders.

     The Company may not borrow funds and use funds to make payments to Company promoters, management or their affiliates or associates.

     The Company has an unwritten policy that it will not acquire or merge with a business or company in which the Company's management or their affiliates or associates directly or indirectly have an ownership interest. Management is not aware of any circumstances under which the foregoing policy will be changed and management, through their own initiative, will not change said policy.

     Upon effectiveness of the Company's Form 10-SB and pursuant to regulations promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company will be required to obtain and file with the Commission audited financial statements of the acquisition candidate not later than 60 days from the date the Form 8-K is due at the Commission disclosing the acquisition/merger.

Rights of Dissenting Shareholders

     Under the Colorado Corporation Code, a business combination typically requires the approval of two-thirds of the outstanding shares of both participating companies. The Company's Articles of Incorporation reduce the voting requirement to a majority of the Company's outstanding Common Stock. Shareholders who vote against any business combination in certain instances may be entitled to dissent and to obtain payment for their shares pursuant to Sections 7-4-123 and 7-4-124 of the Colorado Corporation Code. The requirement of approval of the Company's shareholders in any business combination is limited to those transactions identified as a merger or a consolidation. A business combination identified as a share exchange under which the Company would be the survivor does not require the approval of the Company's shareholders, nor does it entitle shareholders to dissent and obtain payment for their shares. Accordingly, unless the acquisition is a statutory merger, requiring shareholder approval, the Company will not provide shareholders with a disclosure document containing audited or unaudited financial statements, prior to such acquisition.

     Prior to any business combination for which shareholder approval is required, the Company intends to provide its shareholders complete disclosure documentation concerning the business opportunity or target company and its business. Such disclosure will in all likelihood be in the form of a proxy statement which will be distributed to shareholders at least 20 days prior to any shareholder's meeting.

     None of the Company's officers, directors, promoters, their affiliates or associates have had any preliminary contact or discussions with and there are no present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger transaction contemplated in this registration statement.

Not an "Investment Adviser"

     The Company is not an "investment adviser" under the Federal Investment Advisers Act of 1940, which classification would involve a number of negative considerations. Accordingly, the Company will not furnish or distribute advice, counsel, publications, writings, analysis or reports to anyone relating to the purchase or sale of any securities within the language, meaning and intent of
Section 2(a)(11) of the Investment Advisers Act of 1940, 15 U.S.C. 80b2(a)(11).

Not an "Investment Company"

     The Company may become involved in a business opportunity through purchasing or exchanging the securities of such business. The Company does not intend however, to engage primarily in such activities and is not registered as an "investment company" under the Federal Investment Company Act of 1940. The Company believes such registration is not required.

     The Company must conduct its activities so as to avoid becoming inadvertently classified as a transient "investment company" under the Federal Investment Company Act of 1940, which classification would affect the Company adversely in a number of respects. Section 3(a) of the Investment Company Act provides the definition of an "investment company" which excludes an entity which does not engage primarily in the business of investing, reinvesting or trading in securities, or which does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than United States government securities or securities of majority-owned subsidiaries") the value of which exceeds forty percent (40%) of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner which will result in the availability of this exemption from the definition of "investment company." The Company proposes to engage solely in seeking an interest in one or more business opportunities or ventures.

     Effective January 14, 1981, the Commission adopted Rule 3a-2 which deems that an issuer is not engaged in the business of investing, reinvesting, owning, holding or trading in securities for purposes of Section 3(a)(1), cited above, if, during a period of time not exceeding one year, the issuer has a bona fide intent to be engaged primarily, or as soon as reasonably possible (in any event by the termination of a one year period of time), in a business other than that of investing, reinvesting, owning, holding or trading in securities and such intent is evidenced by the Company's business activities and appropriate resolution of the Company's Board of Directors duly adopted and duly recorded in the minute book of the Company. The Rule 3a-2 "safe harbor" may not be relied on more than one single time.

The Company's Office

     The Company's office is located at 26 West Dry Creek Circle, Suite 600, Littleton, Colorado 80120, and the telephone number is (303) 794-9450. The Company's office is located in the office of Ernest Mathis, Jr., the Company's Chief Executive Officer, Chief Financial Officer, Secretary and Director. The Company's office will remain at Mr. Mathis' office until an acquisition has been concluded. There are no written documents memorializing the foregoing. The Company is not responsible for reimbursement for out-of-pocket office expenses, such as telephone, postage or supplies.

     There are no agreements or understandings with respect to the office facility subsequent to the completion of an acquisition. Upon a merger or acquisition, the Company intends to relocate its office to that of the acquisition candidate.

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

Employees

     The Company has no salaried employees and none of its officers, directors or principal stockholders will receive any compensation for any assistance they may provide the Company. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in a specific business opportunity.

Reports to Security Holders

     Upon the effectiveness of the Company's Form 10-SB, the Company will be subject to reporting obligations under the Exchange Act. These obligations include an annual report under cover of Form 10-KSB, with audited financial statements, unaudited quarterly reports and the requisite proxy statements with regard to annual shareholder meetings. The public may read and copy any materials the Company files with the Commission at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information of the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0030. The Commission maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Commission.


ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     The Company is provided rent free office space by an officer and director of the Company at 26 West Dry Creek Circle, Suite 600, Littleton, Colorado 80120. The Company is not responsible for reimbursement for out-of-pocket office expenses, such as telephone, postage or supplies.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

     The Company is not a party to any litigation and, to its knowledge, no action, suit or proceedings have been threatened against the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     Not applicable.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------

     The Company's Common Stock is not traded on any market system.

     As of January 31, 1999, the Company had approximately 123 record and beneficial stockholders and a total of 7,879,138 shares of the Company's Common Stock were outstanding.

Dividend Policy

     The Company has not paid any dividends since its inception. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying dividends in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

Results of Operation

Year Ended December 31, 1999 vs. Year Ended December 31, 1998.

     In 1999, the Company's efforts continued to be centered around bringing its books and records up to date. No operating revenues were generated in 1999 or 1998. Operating expenses increased by $39,139 to $51,207 for 1999 compared to $12,068 for 1998. This increase in operating expenses resulted from professional fees incurred in connection with updating the Company's books and records and costs of filing a Registration Statement on Form 10-SB. The Company's net loss increased to $51,207 for 1999 compared to $12,061 for 1998.

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

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------


                                LARRY LEGEL, CPA
                        5100 NORTH FEDERAL HIGHWAY, #409
                            FORT LAUDERDALE, FL 33308
                                 (954) 493-8900


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

Stockholders
Milestone Capital, Inc.
Englewood, Colorado

I have audited the accompanying balance sheet of Milestone Capital, Inc. as of December 31, 1999 and 1998, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, the financial position of Milestone Capital, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

                                             LARRY LEGEL

                                             /S/  Larry Legel
                                             Certified Public Accountant
February 10, 2000
Fort Lauderdale, Florida

                             MILESTONE CAPITAL, INC.
                             -----------------------

                                  BALANCE SHEET
                                  -------------

                        AS OF DECEMBER 31, 1999 AND 1998
                        --------------------------------


                                                         1999          1998
                                                     ------------   -----------
          A S S E T S
          -----------

CURRENT ASSETS:
  Cash and cash equivalents                          $        958   $        59
                                                     ============   ===========




LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                   $     13 200   $     4 315
  Loans payable to stockholder                              3 084        11 525
 Accrued interest                                             637           -0-
 Notes payable                                             24 500           -0-
                                                     ------------   -----------

      Total current liabilities                            41 421        15 840
                                                     ------------   -----------

STOCKHOLDERS' EQUITY:
  Common stock, no par value, 20,000,000
   shares authorized 7,879,139 &
   1,247,914 shares
   issued and outstanding                                 507 603       481 078
  Treasury stock, 680 shares at cost                         (200)         (200)
  Retained earnings (accumulated deficit)                (547 866)     (496 659)
                                                     ------------   -----------

       Total stockholders' equity                         (40 463       (15 781)
                                                     ------------   -----------

       TOTAL                                         $        958   $        59
                                                     ============   ===========






The accompanying notes are an integral part of these financial statements.

                             MILESTONE CAPITAL, INC.
                             -----------------------

                             STATEMENT OF OPERATIONS
                             -----------------------

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                 ----------------------------------------------



                                           1999                     1998
                                      ---------------          -------------

REVENUES                              $           -0-          $           7

EXPENSES                                       51 207                 12 068
                                      ---------------          -------------

INCOME (LOSS) BEFORE TAXES                    (51 207)               (12 061)

PROVISION FOR INCOME TAXES                        -0-                    -0-

NET INCOME (LOSS)                     $       (51 207)         $     (12 061)
                                      ===============          =============

Net income (loss) per share of
  common stock:

Basic                                 $          (.01)         $        (.01)
                                      ===============          =============

Diluted                               $          (.01)         $        (.01)
                                      ===============          =============

Weighted average number of
  common shares outstanding:

Basic                                       7 326 537              1 247 914
                                      ===============          =============

Diluted                                     7 326 537              1 247 914
                                      ===============          =============



The accompanying notes are an integral part of these financial statements.




                                     MILESTONE CAPITAL, INC.
                                     -----------------------

                          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          --------------------------------------------

                         FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                         ----------------------------------------------



                                                           COMMON STOCK             TREASURY STOCK
                                                      -------------------------    -----------------    RETAINED
                                                         NO. OF          NO         NO. OF     NO PAR   EARNINGS
                                                         SHARES       PAR VALUE     SHARES     VALUE    (DEFICIT)           TOTAL
                                                         ------       ---------     ------     -----    ---------           -----

Balance - December 31, 1997                             1 247 914     $481 078        690      (200)    $(484 598)       $  (3 720)

Net loss for year ended December 31, 1998                                                                 (12 061)         (12 061)
                                                      -----------    ---------     ------     ------    ----------       ---------

Balance - December 31, 1998                             1 247 914      481 078        680      (200)     (496 659)         (15 781)

Issuance of common stock in liquidation of debt         2 881 225       11 525                                              11 525

Issuance of common stock for cash                       3 750 000       15 000                                              15 000

Net loss for year ended December 31, 1999                                                                 (51 207)         (51 207)
                                                      -----------    ---------    -------     ------    ----------       ---------

Balance - December 31, 1999                             7 879 139    $507  603        680      (200)    $(547 866)       $ (40 463)
                                                       ==========    =========     ======     ======    ==========       =========


The accompanying notes are an integral part of these financial statements.





                             MILESTONE CAPITAL, INC.
                             -----------------------

                             STATEMENT OF CASH FLOWS
                             -----------------------

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                 ----------------------------------------------


                                                                       1999                 1998
                                                                    ----------          -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (Loss)                                               $  (51 207)           $ (12 061)
    Adjustments to reconcile net income (Loss) to
      net cash (used) by operating activities:
    Increase in accounts payable                                         8 885                2 315
    Increase in loans payable to stockholder                             3 084                9 525
    Increase in accrued expenses                                           637                  -0-
                                                                    ----------          -----------
    Net cash (used) by operating activities                            (38 601)                (221)
                                                                    ----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:                                      -0-                  -0-

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from notes payable                                         24 500                  -0-
    Proceeds from sale of common stock                                  15 000                  -0-
                                                                    ----------          -----------

   Cash provided by financing activities                                39 500                  -0-
                                                                    ----------          -----------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                                      899                 (221)
BEGINNING OF YEAR-
 Cash and cash equivalents                                                  59                  280
                                                                    ----------          -----------
END OF YEAR -
 Cash and cash equivalents                                          $      958          $        59
                                                                    ==========          ===========



SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCIING ACTIVITIES:
    Conversion of  loan payable to stockholder into
    common stock                                                    $    11 525       $         -0-


The accompanying notes are an integral part of these financial statements.

                                                F-5

                             MILESTONE CAPITAL, INC.
                             -----------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                 ----------------------------------------------



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

                             MILESTONE CAPITAL, INC.
                             -----------------------

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                 ----------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS
        (CONTINUED)
--------------------------------------------------------------------------------

     Fair Value of Financial Instruments - The carrying value of cash, accounts payable, and notes payable approximates fair value due to the short maturity of these instruments. The carrying value of short-term debt approximates fair value based on discounting the projected cash flows using market rates available for similar maturities. None of the financial instruments are held for trading purposes.


NOTE 2 - HISTORY
----------------

     The Company was actively engaged in the business of investing in and providing managerial assistance to developing growth Companies until 1995. All previous investments have been sold or become worthless. All debts previous to those on the current balance sheet have been satisfied or forgiven.


NOTE 3 - INCOME TAXES
---------------------

     Significant components of deferred income taxes as of December 31, 1999 and 1998 are as follows:

                                                   1999                 1998
                                                ---------           ----------

         Net operating loss carryforward        $ 208 000            $ 188 500
                                                ---------            ---------
         Total deferred tax asset                 208 000              188 500
         Less Valuation allowance                (208 000)            (188 500)
                                                ---------            ---------
         Net deferred tax asset                 $     -0-            $     -0-
                                                =========            =========

     The Company has assessed its past earnings history and trends and expiration dates of carryforwards and has determined that it is more likely than not that no deferred tax assets will be realized. A valuation allowance of $208,000 and $188,500, respectively, as of December 31, 1999 and 1998 is maintained on deferred tax assets which the Company has not determined to be more likely than not realized at this time. The Company will continue to review this valuation on an annual basis and make adjustments as appropriate.

     As of December 31, 1999, the Company had net operating loss carryforwards of approximately $547,000. The net operating losses can be carried forward twenty years to offset future taxable income. The net operating loss carryforwards expire in the years 2009 through 2019.

                             MILESTONE CAPITAL, INC.
                             -----------------------

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                 ----------------------------------------------



NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

     Notes payable to stockholders total $24,500 at December 31, 1999. These notes are unsecured demand notes and interest is payable at 12% per annum.

     The current maturities of the notes payable to stockholders are as follows:


                    December 31, 2000                  $24,500
                    December 31, 2001                      -0-
                    December 31, 2002                      -0-
                    December 31, 2003                      -0-
                    December 31, 2004                      -0-

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
----------------------------------------------------------------------

     The name, age and position held in the Company by its sole executive officer and director is as follows:


                                                                         Officer/Director
Name                       Age       Position                                  Since
----                       ---       --------                            ----------------

Earnest Mathis, Jr.         40       Chief Executive Officer, Chief            1999
                                     Financial Officer, Secretary and
                                     Director


     Directors serve in such capacity until the next annual meeting of the Company's shareholders and until their successors have been elected and qualified. The Company's officers serve at the discretion of the Company's Board of Directors, until their death, or until they resign or have been removed from office.

     There are no agreements or understandings for any director or officer to resign at the request of another person and none of the directors or officers is acting on behalf of or will act at the direction of any other person. No other person's activities are material to the operation of the Company.

Earnest Mathis, Jr. - Chief Executive Officer, Chief Financial Officer, Secretary and Director.

     From September 1988 to December 1999, Mr. Mathis was President and director of Express Capital Concepts, Inc., a blank check company. Express Capital is a Delaware corporation formed in May 1988. In 1988 Express completed a public offering after its S-18 registration statement was cleared by the SEC. Mr. Mathis purchased stock in Express at the time of formation and still owns the shares. In June 1997 Express entered into a binding letter of intent with privately held GreyStone Technology, Inc. ("GreyStone"). In December 1999, Express completed a business combination with GreyStone, an operating company engaged in the design, manufacture and marketing of its proprietary software. On December 22, 1999, Express held a special shareholder's meeting where the shareholders approved the name change to GreyStone Digital Technology, Inc. ("GreyStone Digital"). In connection with the business combination, Mr. Mathis resigned as an officer and director of the corporation. GreyStone Digital's shares trade on the bulletin board under the symbol "GSTN."

     From April 1994 to February 1997 Mr. Mathis was President and a director of Galt Financial Corporation, a Colorado corporation formed in June 1987. Prior to Mr. Mathis being involved with Galt, the Company had completed a public offering through a S-18 registration statement. In April 1994, Mr. Mathis restructured Galt and purchased stock from the corporation. In February 1997, Galt completed a business combination with Capital Growth Holdings Corporation, a development stage financial services company and Galt changed its name to Microcap Financial. Mr. Mathis resigned as an officer and director of Galt upon the completion of the business combination. No other relationships existed with Galt after the completion of the business combination. In 1999, the company changed its name to Globalnet Financial. Com, Inc. and its securities are traded on the Bulletin Board under the symbol "GLBND".

     From May 1994 to September 1996, Mr. Mathis was President and a director of Dynasty Capital Corporation, a Florida corporation formed in October 1986. Prior to Mr. Mathis' involvement, in June 1987, Dynasty completed a public offering of its securities. In May 1994, Mr. Mathis purchased stock from the corporation. In September 1996, Dynasty completed a business combination with Visitor Services, Inc., an operating company engaged in travel services. Dynasty changed its name following the combination to Visitor Services International Corp., and trades on the Bulletin Board under the symbol "TSIG". Mr. Mathis resigned as an officer and director upon completion of the combination. No other relationships existed with the Dynasty after completion of the business combination. Mr. Mathis has not received any compensation from Dynasty.

     From July 1989 to December 1995 Mr. Mathis was President and a director of Jefferson Capital Corporation a Nevada corporation formed in July 1989. Jefferson completed a distribution of its stock to public shareholders through an S-18 registration statement in January 1990. Mr. Mathis purchased stock in Jefferson in July 1989. In December 1995 Jefferson completed a business combination with privately held Spirit Gaming Corporation, a development stage company engaged in the development of Indian casinos and Jefferson changed its name to Spirit. Spirit trades on the Bulletin Board under the symbol "SPGG". Mr. Mathis resigned as an officer and director of the corporation upon completion of the business combination. No other relationships existed with Jefferson after the completion of the business combination. Mr. Mathis has not received any compensation from Spirit.

     From April 1996 to April 1999, Mr. Mathis was President and a director of Cancun Acquisitions, Inc., a Colorado corporation formed in April 1989. In March 1996 the principal stockholders of Cancun agreed to sell majority interests to Earnest Mathis, Gary McAdam, and a third party. Messrs. Mathis and McAdam became the officers and directors of the Company. In April 1999 Cancun completed a business combination with privately held Metallico, Inc., an operating company engaged in fabricating, smelting and refining of lead and non-ferrous scrap metal recycling. Cancun changed its name to Metalico, Inc. Mr. Mathis resigned as an officer and director of Cancun upon completion of the business combination. No other relationships existed with Issuer after the completion of the business combination. As of August 1999, no market existed for Metalico's securities. Mr. Mathis has not received any compensation from Metalico. From February 1996 to February 1998, Mr. Mathis was President and a director of Hai Enterprises, Inc., a Colorado corporation formed in February 1996. In February 1998 Hai Enterprises, Inc. completed a business combination with Wrapsters, Inc. Upon completion of the transaction Hai changed its name to Wrapsters, Inc. Wrapsters is a development stage company engaged in the development of fast food sandwich shops whose securities trade on the Bulletin Board under the symbol "WRAP". In January 2000 Wrapsters changed its name to Uptown Restaurant Group, Inc. and changed its symbol to "UTRG." Mr. Mathis resigned as an officer and director of the corporation upon the completion of the business combination. No other relationships existed with Hai after the completion of the business combination. Mr. Mathis has not received any compensation from Wrapsters.

     From February 1996 to September 1998 Mr. Mathis was President and a director of Gimmel Enterprises, Inc., a Colorado corporation formed in February 1996. In September 1998 Gimmel completed a business combination with Win Systems, Inc., an operating company engaged in post secondary education. After the combination took place, Gimmel changed its name to Whitney Information Network, Inc. The company's securities trade on the Bulletin Board under the symbol "RUSS". Mr. Mathis resigned as an officer and a director of Gimmel upon the completion of the business combination. No other relationships existed with Gimmel after the completion of the business combination. Mr. Mathis has not received any compensation from Whitney. From February 1996 to March 1999, Mr. Mathis was President and a director of Zion Enterprises, Inc., a Colorado corporation formed in February 1996. In March 1999, Zion Enterprises completed a business combination with Genysis Information Systems, Inc., an operating company engaged in the development of enterprise software. After the combination took place, Zion changed its name to Genysis Information Systems, Inc. Mr. Mathis resigned as an officer and a director of Zion upon the completion of the business combination. No other relationships existed with Zion after the completion of the business combination. No market exists for the company's securities as of August 1999. Mr. Mathis has not received any compensation from Genysis.

     From February of 1996 to present. Mr. Mathis has been President and a director of Zedik, Tesh and Vov. In July 1999 Mr. Mathis became President of Chay Enterprises Inc. All of these companies are inactive Colorado Corporations. From November 1996 to the present, Mr. Mathis has been President and a director of Mauna Kea Enterprises, Inc., Kahului Enterprises, Inc., Haleakala Enterprises, Inc., Kihei Enterprises, Inc., Kauai Enterprises, Inc. All are inactive Colorado corporations. From February 1997 to May 1997, Mr. Mathis was President and a director of Hana Acquisitions, Inc., a Colorado corporation formed in May 1991. In May 1997 a principal stockholder of Hana sold control of Hana to a third party and Mr. Mathis resigned at that time. Mr Mathis received cash compensation in the amount of $60,000 for his assistance in the sale.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

     None of the Company's executive officers or directors received compensation in excess of $100,000 for the years ended December 31, 1999 or 1998 and none currently receive any compensation.

Option Grants in Last Year and Stock Option Grant

     The following table provides information on option grants during the year ended December 31, 1999, to the named executive officers:

Individual Grants

                                 % of Total Options
                                    Granted to
                       Options      Employees
    Name               Granted      in Year      Exercise Price  Expiration Date
    ----               -------      -------      --------------  ---------------

Earnest Mathis, Jr.      -0-          0%           ----                ----

Aggregate Option Exercise of Last Fiscal year and Fiscal Year-End Option Values

     There were no executive officers' unexercised options at December 31, 1999. No shares of Common Stock were acquired upon exercise of options during the fiscal year ended December 31, 1999.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     The following table sets forth the Common Stock ownership, as of the date of this Report, of (i) each person known by the Company to be the beneficial owner of 5% or more of the Company's Common Stock, (ii) each director individually, and (iii) all directors and officers of the Company. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial. The address of all persons is in care of the Company at 26 West Dry Creek Circle, Suite 600, Littleton, Colorado 80120.

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

(1) Represents 3,016,458 shares held in the names of Mathis Family Partners, Ltd., a Colorado limited partnership of which Mr. Mathis is the general partner, and 2,983,872 shares held in Earnest Mathis IRA Rollover where Mr. Mathis is sole beneficiary.

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

     During 1998, the Company borrowed an aggregate of $11,524.90 with no interest thereon from Inverness Investments Profit Sharing Plan and the Mathis Family Partners, Ltd. both of which entities are controlled by Earnest Mathis, Jr. In February 1999, Inverness Investments Profit Sharing Plan and the Mathis Family Partners cancelled their loans totaling $11,524.90 in exchange for 1,440,612 and 1,440,613 shares, respectively, of the Company's Common Stock.

     In February 1999, Inverness Investments Profit Sharing Plan, the Mathis Family Partners, The Madeleine Paige Trust, The William Cole Mathis Trust and the Earnest Dalton Mathis III Trust, all entities of which are controlled by Earnest Mathis, Jr. purchased 1,250,000, 1,250,000, 416,666, 416,667 shares respectively, of the Company's Common Stock for $.004 per share or an aggregate of $15,000.

     In June 1999, the Company borrowed $5,000 from The Mathis Family Partners, Ltd. and $5,000 from Inverness Investments Profit Sharing Plan. The loans bear interest at 12% and are payable on demand.

     In 1999, the Earnest Mathis IRA Rollover was established and the shares previously held in the Inverness Investments Profit Sharing Plan and in Pelican Holdings, L.L.C. were transferred to the Earnest Mathis IRA Rollover.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     a.    Exhibits:

Exhibit No.       Title
-----------       -----

   2.01     Articles of Incorporation of the Registrant (1)

   2.02     Articles of Amendment to the Articles of Incorporation (1)

   2.03     Bylaws of the Registrant (1)


-----------------

(1)  Filed with the Company's Form 10-KSB for the year ended December 31, 1998.

     b.  Reports on Form 8-K

         No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Littleton, Colorado, on February 22, 2000.

                                     MILESTONE CAPITAL, INC.



                                     By  /s/ Earnest Mathis, Jr.
                                         ---------------------------------------
                                             Earnest Mathis, Jr.
                                             Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on the dates indicated.

      Signature                         Title                       Date
      ---------                         -----                      ----


/s/ Earnest Mathis, Jr.      Chief Executive Officer, Chief    February 22, 2000
-----------------------      Financial Officer (Principal
Earnest Mathis, Jr.          Accounting Officer), Secretary
                             and Director