Form 10QSB
period 2000-03-31
MILESTONE CAPITAL INC
filed 2000-05-11
CIK 817129

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2000

                       Commission file number: 33-15096-D


                             MILESTONE CAPITAL, INC.
                 (Name of Small Business Issuer in its charter)


           Colorado                                              84-1111224
           --------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                       26 West Dry Creek Circle, Suite 600
                            Littleton, Colorado 80120
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (303) 794-9450
                (Issuer's telephone number, including area code)

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

Common Stock, No Par Value, 7,879,139 shares as of March 31, 2000.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

                             MILESTONE CAPITAL, INC.
                        UNAUDITED CONDENSED BALANCE SHEET
                                 MARCH 31, 2000


                                     ASSETS
                                     ------

Current Assets:
  Cash and cash equivalents                                           $   1,163
                                                                      ---------

     Total Assets                                                     $   1,163
                                                                      =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities:
 Accounts payable - stockholder                                       $   3,084
 Notes payable - stockholders                                            44,000
 Accrued interest - stockholders                                          1,444
                                                                      ---------

     Total Current Liabilities                                           48,528
                                                                      ---------

Stockholders' Equity (Deficit):
 Common stock:  no par value, 20,000,000
  shares authorized, 7,879,139 issued                                   507,603
 Accumulated deficit                                                   (554,768)
                                                                      ---------
                                                                        (47,165)
 Less treasury stock, at cost (680 shares)                                 (200)
                                                                      ---------

     Total Stockholders' Equity (Deficit)                               (47,365)
                                                                      ---------

     Total Liabilities and Stockholders' Equity (Deficit)             $   1,163
                                                                      =========


                             See notes to unaudited
                         condensed financial statements.

                             MILESTONE CAPITAL, INC.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                                      2000             1999
                                                      ----             ----

Revenue                                           $      --         $      --

Operating expenses                                      6,095             9,703
                                                  -----------       -----------

  Loss From Operations                                 (6,095)           (9,703)
                                                  -----------       -----------

Other Income (Expense):
 Interest expense - stockholders                         (807)             --
                                                  -----------       -----------

  Total Other Income (Expense)                           (807)             --
                                                  -----------       -----------

Net Loss                                          $    (6,902)      $    (9,703)
                                                  ===========       ===========

Net loss per share of common stock:
  Basic                                           $      --         $      --
                                                  ===========       ===========
  Diluted                                         $      --         $      --
                                                  ===========       ===========

Weighted average number of common
 shares outstanding:
  Basic                                             7,878,459         5,078,608
  Diluted                                           7,878,459         5,078,608


                             See notes to unaudited
                         condensed financial statements.
                                       -2-


                                       MILESTONE CAPITAL, INC.
                            UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                         FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                                                          2000                  1999
                                                                          ----                  ----

Cash Flows From Operating Activities:
  Net loss                                                             $ (6,902)              $ (9,703)
  Adjustments to reconcile net loss to net cash
   (used) by operating activities:
   Changes in liabilities:
    Accounts payable-trade                                              (13,200)                (4,250)
    Accrued interest                                                        807                   --
                                                                       --------               --------

       Net Cash (Used) By Operating Activities                          (19,295)               (13,953)
                                                                       --------               --------

Cash Flows From Financing Activities:
  Stockholder advances                                                     --                    3,979
  Repayment of stockholder advances                                        --                     (895)
  Proceeds from stockholders loans                                       19,500                   --
  Issuance of common stock                                                 --                   15,000
                                                                       --------               --------

       Net Cash Provided By Financing Activities                         19,500                 18,084
                                                                       --------               --------

       Net Increase in Cash and Cash Equivalents                            205                  4,131

       Cash and Cash Equivalents at Beginning of Period                     958                     59
                                                                       --------               --------

       Cash and Cash Equivalents at End of Period                      $  1,163               $  4,190
                                                                       ========               ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                           $   --                 $   --
    Income taxes                                                       $   --                 $   --

Supplemental Disclosure of Noncash Investing
 and Financing Activities:
  Conversion of accounts payable - stockholder
   into common stock                                                   $   --                 $ 11,525


                                          See notes to unaudited
                                       condensed financial statements.
                                                    -3-

                             MILESTONE CAPITAL, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


Basis of Presentation

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three months ended March 31, 2000 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2000. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 previously filed with the Securities and Exchange Commission.

Per Share Information

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which specifies the method of computation, presentation and disclosure for earnings per share. SFAS No. 128 requires the presentation of two earnings per share amounts, basic and diluted.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The Company seeks merger candidates with on-going operations. As of March 31, 2000, the Company had not identified any such candidates.

Results of Operations.

Three Months Ended March 31, 2000 vs. Three Months Ended March 31, 1999.

     No operating revenues were generated during the three months ended March 31, 2000, and 1999. Operating expenses decreased by $3,608 to $6,095 for the three months ended March 31, 2000, compared to $9,703 for the three months ended March 31, 1999. The decrease in operating expenses resulted from less professional fees incurred in 2000 as compared to 1999. The Company incurred additional professional fees in 1999 as it completed the process of updating its books and records. The Company's net loss decreased to $6,902 for the three months ended March 31, 2000, compared to $9,703 for the three months ended March 31, 1999.

Liquidity and Capital Resources.

     During the three months ended March 31, 2000, stockholders loaned $19,500 to the Company. The loans bear interest at 12% and are payable on demand. The Company had a working capital deficiency of $47,365 as of March 31, 2000.

     The Company does not have sufficient funds to continue its operating activities. Future operating activities are expected to be funded by loans from a major stockholder.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

     None.

Item 2. Changes in Securities.

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

     Reports on Form 8-K: During the three months covered by this report, the Company filed no reports on form 8-K.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



Date: May 11, 2000                  MILESTONE  CAPITAL,  INC.
                                          (Registrant)


                                    /s/ Earnest Mathis, Jr.
                                    -----------------------
                                    Earnest Mathis, Jr.
                                    Chief Executive Officer, Chief Financial
                                       Officer (Principal Accounting Officer),
                                       Secretary and Director