Form 10QSB
period 2000-06-30
MILESTONE CAPITAL INC
filed 2000-08-08
CIK 817129

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2000

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

                                  Yes X  No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, No Par Value, 7,879,139 shares as of June 30, 2000.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.


                             MILESTONE CAPITAL, INC.
                          (A Development Stage Company)
                        UNAUDITED CONDENSED BALANCE SHEET
                                  JUNE 30, 2000



                                     ASSETS
                                     ------

Current Assets:
  Cash and cash equivalents                                           $     586
                                                                      ---------

     Total Assets                                                     $     586
                                                                      =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities:
 Accounts payable:
   Trade                                                              $   1,550
   Stockholder                                                            3,084
 Notes payable - stockholders                                            44,000
 Accrued interest - stockholders                                          2,761
                                                                      ---------

     Total Current Liabilities                                           51,395
                                                                      ---------

Stockholders' Equity (Deficit):
 Common stock:  no par value, 20,000,000
  shares authorized, 7,879,139 issued                                   507,603
 Accumulated deficit                                                   (558,212)
                                                                      ---------
                                                                        (50,609)
 Less treasury stock, at cost (680 shares)                                 (200)
                                                                      ---------

     Total Stockholders' Equity (Deficit)                               (50,809)
                                                                      ---------

     Total Liabilities and Stockholders' Equity (Deficit)             $     586
                                                                      =========


                        See notes to unaudited condensed
                              financial statements.


                                        MILESTONE CAPITAL, INC.
                                    (A Development Stage Company)
                            UNAUDITED CONDENSED STATEMENTS OF OPERATIONS




                                         Three Months Ended              Six Months Ended       Cumulative From
                                              June 30,                       June 30,          January 1, 1998 To
                                            ------------                   ------------             June 30,
                                         2000           1999           2000            1999           2000
                                         ----           ----           ----            ----           ----

Revenue                               $      --      $      --      $      --      $      --      $      --

Operating expenses                          2,127         10,767          8,222         20,470         70,854
                                      -----------    -----------    -----------    -----------    -----------

  Loss From Operations                     (2,127)       (10,767)        (8,222)       (20,470)       (70,854)
                                      -----------    -----------    -----------    -----------    -----------

Other Income (Expense):
 Interest expense - stockholders           (1,318)           (10)        (2,125)           (10)        (2,761)
                                      -----------    -----------    -----------    -----------    -----------

  Total Other Income (Expense)             (1,318)           (10)        (2,125)           (10)        (2,761)
                                      -----------    -----------    -----------    -----------    -----------

Net Loss                              $    (3,445)   $   (10,777)   $   (10,347)   $   (20,480)   $   (73,615)
                                      ===========    ===========    ===========    ===========    ===========

Net loss per share of common stock:
  Basic                               $      --      $      --      $      --      $      --      $      (.01)
                                      ===========    ===========    ===========    ===========    ===========
  Diluted                             $      --      $      --      $      --      $      --      $      (.01)
                                      ===========    ===========    ===========    ===========    ===========

Weighted average number of common
 shares outstanding:
  Basic                                 7,878,459      7,878,459      7,878,459      6,486,270      4,948,215
  Diluted                               7,878,459      7,878,459      7,878,459      6,486,270      4,948,215




                                         See notes to unaudited
                                     condensed financial statements.
                                                  -2-


                                   MILESTONE CAPITAL, INC.
                                (A Development Stage Company)
                        UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS



                                                                Six Months Ended   Cumulative From
                                                                    June 30,      January 1, 1998 To
                                                                  ------------        June 30,
                                                                2000        1999        2000
                                                                ----        ----        ----

Cash Flows From Operating Activities:
  Net loss                                                    $(10,347)   $(20,480)   $(73,615)
  Adjustments to reconcile net loss to net cash
   (used) by operating activities:
   Changes in liabilities:
    Accounts payable-trade                                     (11,650)     (4,265)       (450)
    Accrued interest                                             2,125          10       2,761
                                                              --------    --------    --------

       Net Cash (Used) By Operating Activities                 (19,872)    (24,735)    (71,304)
                                                              --------    --------    --------

Cash Flows From Financing Activities:
  Stockholder advances                                            --         3,979      13,505
  Repayment of stockholder advances                               --          (895)       (895)
  Proceeds from stockholders loans                              19,500      10,000      44,000
  Issuance of common stock                                        --        15,000      15,000
                                                              --------    --------    --------

       Net Cash Provided By Financing Activities                19,500      28,084      71,610
                                                              --------    --------    --------

       Net Increase (Decrease) in Cash and Cash Equivalents       (372)      3,349         306

       Cash and Cash Equivalents at Beginning of Period            958          59         280
                                                              --------    --------    --------

       Cash and Cash Equivalents at End of Period             $    586    $  3,408    $    586
                                                              ========    ========    ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                  $   --      $   --      $   --
    Income taxes                                              $   --      $   --      $   --

Supplemental Disclosure of Noncash Investing
 and Financing Activities:
  Conversion of accounts payable - stockholder
   into common stock                                          $   --      $ 11,525    $ 11,525



                                   See notes to unaudited
                               condensed financial statements.
                                             -3-

                             MILESTONE CAPITAL, INC.
                          (A Development Stage Company)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS



Description of Business

Milestone Capital, Inc (the "Company") was organized in February 1987 as a Colorado corporation. The Company is in the development stage as is more fully defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises". The Company was dormant from late 1995 until January 1, 1998 when the Company re-entered into the development stage. Planned principal operations of the Company have not yet commenced and activities to date have been primarily organizational in nature. The Company intends to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. The Company may seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition.

Basis of Presentation

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the six months ended June 30, 2000 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2000. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 previously filed with the Securities and Exchange Commission.

Per Share Information

The Company adopted SFAS No. 128, "Earnings Per Share," which specifies the method of computation, presentation and disclosure for earnings per share. SFAS No. 128 requires the presentation of two earnings per share amounts, basic and diluted.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The Company seeks merger candidates with on-going operations. As of June 30, 2000, the Company had not identified any such candidates.

Results of Operations.
----------------------

Three Months Ended June 30, 2000, vs. Three Months Ended June 30, 1999.

     No operating revenues were generated during the three months ended June 30, 2000, and 1999. Operating expenses decreased by $8,640 to $2,127 for the three months ended June 30, 2000, compared to $10,767 for the three months ended June 30, 1999. The decrease in operating expenses resulted from less professional fees incurred in 2000 as compared to 1999. The Company's net loss decreased to $3,445 for the three months ended June 30, 2000, compared to $10,777 for the three months ended June 30, 1999.

Six Months Ended June 30, 2000, vs. Six Months Ended June 30, 1999.

     No operating revenues were generated during the six months ended June 30, 2000 and 1999. Operating expenses decreased by $12,248 to $8,222 for the six months ended June 30, 2000, compared to $20,470 for the six months ended June 30, 1999. The decrease in operating expenses resulted from less professional fees incurred in 2000 as compared to 1999. The Company's net loss decreased to $10,347 for the six months ended June 30, 2000, compared to $20,480 for the six months ended June 30, 1999.

Liquidity and Capital Resources.
--------------------------------

     During the six months ended June 30, 2000, stockholders have loaned $19,500 to the Company. The loans bear interest at 12% and are payable on demand. The Company had a working capital deficiency of $50,809 as of June 30, 2000.

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



Date: August 7, 2000                 MILESTONE  CAPITAL,  INC.
                                           (Registrant)


                                     /s/ Earnest Mathis, Jr.
                                     -----------------------
                                     Earnest Mathis, Jr.
                                     Chief Executive Officer, Chief Financial
                                     Officer (Principal Accounting Officer),
                                     Secretary and Director