Form 10QSB
period 2000-09-30
MILESTONE CAPITAL INC
filed 2000-11-06
CIK 817129

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2000

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

                             Yes  X        No
                                -----        -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, No Par Value, 7,879,139 shares as of September 30, 2000.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.
-----------------------------

                             MILESTONE CAPITAL, INC.
                          (A Development Stage Company)
                        UNAUDITED CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2000


                                     ASSETS
                                     ------

Current Assets:
  Cash and cash equivalents                                           $     347
                                                                      ---------

     Total Assets                                                     $     347
                                                                      =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities:
 Accounts payable - stockholder                                       $   3,084
 Notes payable - stockholders                                            48,000
 Accrued interest - stockholders                                          4,166
                                                                      ---------

     Total Current Liabilities                                           55,250
                                                                      ---------

Stockholders' Equity (Deficit):
 Common stock:  no par value, 20,000,000
  shares authorized, 7,879,139 issued                                   507,603
 Accumulated deficit                                                   (562,306)
                                                                      ---------
                                                                        (54,703)
 Less treasury stock, at cost (680 shares)                                 (200)
                                                                      ---------

     Total Stockholders' Equity (Deficit)                               (54,903)
                                                                      ---------

     Total Liabilities and Stockholders' Equity (Deficit)             $     347
                                                                      =========





                             See notes to unaudited
                         condensed financial statements.



                                          MILESTONE CAPITAL, INC.
                                       (A Development Stage Company)
                               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS



                                          Three Months Ended             Nine Months Ended     Cumulative From
                                             September 30,                 September 30,      January 1, 1998 To
                                      --------------------------    --------------------------   September 30,
                                         2000            1999           2000           1999           2000
                                      -----------    -----------    -----------    -----------    -----------
Revenue                               $      --      $      --      $      --      $      --      $      --

Operating expenses                          2,689          2,362         10,911         22,832         73,543
                                      -----------    -----------    -----------    -----------    -----------

  Loss From Operations                     (2,689)        (2,362)       (10,911)       (22,832)       (73,543)
                                      -----------    -----------    -----------    -----------    -----------

Other Income (Expense):
 Interest expense - stockholders           (1,404)          (302)        (3,529)          (312)        (4,166)
                                      -----------    -----------    -----------    -----------    -----------

  Total Other Income (Expense)             (1,404)          (302)        (3,529)          (312)        (4,166)
                                      -----------    -----------    -----------    -----------    -----------

Net Loss                              $    (4,093)   $    (2,664)   $   (14,440)   $   (23,144)   $   (77,709)
                                      ===========    ===========    ===========    ===========    ===========

Net loss per share of common stock:
  Basic                               $      --      $      --      $      --      $      --      $      (.01)
                                      ===========    ===========    ===========    ===========    ===========
  Diluted                             $      --      $      --      $      --      $      --      $      (.01)
                                      ===========    ===========    ===========    ===========    ===========

Weighted average number of common
 shares outstanding:
  Basic                                 7,878,459      7,878,459      7,878,459      6,955,430      5,216,722
  Diluted                               7,878,459      7,878,459      7,878,459      6,955,430      5,216,722








                                          See notes to unaudited
                                      condensed financial statements.

                                                    -2-


                                    MILESTONE CAPITAL, INC.
                                 (A Development Stage Company)
                         UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS



                                                               Nine Months Ended   Cumulative From
                                                                 September 30,    January 1, 1998 To
                                                              --------------------   September 30,
                                                                2000        1999        2000
                                                              --------    --------    --------
Cash Flows From Operating Activities:
  Net loss                                                    $(14,440)   $(23,144)   $(77,709)
  Adjustments to reconcile net loss to net cash
   (used) by operating activities:
   Changes in liabilities:
    Accounts payable-trade                                     (13,200)     (4,130)     (2,000)
    Accrued interest                                             3,529         312       4,166
                                                              --------    --------    --------

       Net Cash (Used) By Operating Activities                 (24,111)    (26,962)    (75,543)
                                                              --------    --------    --------

Cash Flows From Financing Activities:
  Stockholder advances                                            --         3,979      13,505
  Repayment of stockholder advances                               --          (895)       (895)
  Proceeds from stockholders loans                              23,500      10,000      48,000
  Issuance of common stock                                        --        15,000      15,000
                                                              --------    --------    --------

       Net Cash Provided By Financing Activities                23,500      28,084      75,610
                                                              --------    --------    --------

       Net Increase (Decrease) in Cash and Cash Equivalents       (611)      1,122          67

       Cash and Cash Equivalents at Beginning of Period            958          59         280
                                                              --------    --------    --------

       Cash and Cash Equivalents at End of Period             $    347    $  1,181    $    347
                                                              ========    ========    ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                  $   --      $   --      $   --
    Income taxes                                              $   --      $   --      $   --

Supplemental Disclosure of Noncash Investing
 and Financing Activities:
  Conversion of accounts payable - stockholder
   into common stock                                          $   --      $ 11,525    $ 11,525


                                    See notes to unaudited
                                condensed financial statements.

                                              -3-

                             MILESTONE CAPITAL, INC.
                          (A Development Stage Company)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


Description of Business
-----------------------

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

Basis of Presentation
---------------------

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the nine months ended September 30, 2000 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2000. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 previously filed with the Securities and Exchange Commission.

Per Share Information
---------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
------------------------------------------------------------------

     The Company seeks merger candidates with on-going operations. As of September 30, 2000, the Company had not identified any such candidates.

Results of Operations.
----------------------

Three Months Ended September 30, 2000, vs. Three Months Ended September 30,
1999.

     No operating revenues were generated during the three months ended September 30, 2000, and 1999. Operating expenses increased by $327 to $2,689 for the three months ended September 30, 2000, compared to $2,362 for the three months ended September 30, 1999. The Company's net loss increased to $4,093 for the three months ended September 30, 2000, compared to $2,664 for the three months ended September 30, 1999.

Nine Months Ended September 30, 2000, vs. Nine Months Ended September 30, 1999.

     No operating revenues were generated during the nine months ended September 30, 2000 and 1999. Operating expenses decreased by $11,921 to $10,911 for the nine months ended September 30, 2000, compared to $22,832 for the nine months ended September 30, 1999. The decrease in operating expenses resulted from less professional fees incurred in 2000 as compared to 1999. The Company's net loss decreased to $14,440 for the nine months ended September 30, 2000, compared to $23,144 for the nine months ended September 30, 1999.

Liquidity and Capital Resources.
--------------------------------

     During the nine months ended September 30, 2000, stockholders have loaned $23,500 to the Company. The loans bear interest at 12% and are payable on demand. The Company had a working capital deficiency of $54,903 as of September 30, 2000.

     The Company does not have sufficient funds to continue its operating activities. Future operating activities are expected to be funded by loans from a major stockholder.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.
--------------------------

     None.

Item 2. Changes in Securities.
------------------------------

     None.

Item 3. Defaults Upon Senior Securities.
----------------------------------------

     None.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     None.

Item 5. Other Information.
--------------------------

     None.

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

     Reports on Form 8-K: During the three months covered by this report, the Company filed no reports on form 8-K.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



Date: November 6, 2000                  MILESTONE  CAPITAL,  INC.
                                              (Registrant)


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