Form 10KSB40
period 2000-12-31
MILESTONE CAPITAL INC
filed 2001-03-26
CIK 817129

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2000 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from _______________ to ________________

Commission File No. 33-15096-D

                             MILESTONE CAPITAL, INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in its Charter)

           Colorado                                            84-1111224
 ------------------------------                           --------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Number Identification)


                       26 West Dry Creek Circle, Suite 600
                            Littleton, Colorado 80120
            ---------------------------------------------------------
           (Address of principal executive offices including Zip Code)

                    Issuer's telephone number: (303) 794-9450

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act

                            No Par Value Common Stock
                                (Title of Class)

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

     As of February 28, 2001, 7,879,138 shares of the Registrant's no par value Common Stock were outstanding. As of February 28, 2001, the aggregate market value of the voting stock held by non-affiliates was negligible since the last trade of voting stock occurred on July 13, 2000 at a price of $.10 per share. Based on the last trade bid price, the aggregate value of the voting stock held by non-affiliates would be $187,881.

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

Business Development

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

     It is anticipated that business opportunities will be available to the Company and sought by the Company from various sources throughout the United States, including its officers and directors, professional advisors such as attorneys and accountants, securities broker/dealers, venture capitalists, members of the financial community, other businesses and others who may present solicited and unsolicited proposals. Management believes that business opportunities and ventures will become available to it due to a number of factors, including, among others: (a) management's willingness to enter into unproven, speculative ventures; (b) management's contacts and acquaintances; and
(c) the Company's flexibility with respect to the manner in which it may structure potential financing, mergers and/or acquisitions. However, there is no assurance that the Company will be able to structure, finance, merge with and/or acquire any business opportunity or venture.

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

Selection of Opportunities

     The analysis of new business opportunities will be undertaken by or under the supervision of the Company's sole executive officer and director. Inasmuch as the Company will have no funds available to it in its search for business opportunities and ventures, the Company will not be able to expend significant funds on a complete and exhaustive investigation of such business or opportunity. The Company will however, investigate, to the extent believed reasonable by its management, such potential business opportunities or ventures.

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

Form of Acquisition

     The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters. The exact form or structure of the Company's participation in a business opportunity or venture will be dependent upon the needs of the particular situation. The Company's participation may be structured as an asset purchase agreement, a lease, a license, a joint venture, a partnership, a merger, or acquisition of securities.

     As set forth above, the Company may acquire its participation in a business opportunity through the issuance of Common Stock or other securities in the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under
Section 368(a)(1) of the Internal Revenue Code of 1986, as amended, may depend upon the issuance to the shareholders of the acquired company of at least eighty percent (80%) of the Common Stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, all prior shareholders may, in such circumstances, retain twenty percent (20%) or less of the total issued and outstanding Common Stock. If such a transaction were available to the Company, it will be necessary to obtain shareholder approval to effectuate a reverse stock split or to authorize additional shares of Common Stock prior to completing such acquisition. This could result in substantial additional dilution to the equity of those who were shareholders of the Company prior to such reorganization. Further, extreme caution should be exercised by any investor relying upon any tax benefits in light of the proposed new tax laws. It is possible that no tax benefits will exist at all. Prospective investors should consult their own legal, financial and other business advisors.

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

The Company's Office

     The Company's office is located at 26 West Dry Creek Circle, Suite 600, Littleton, Colorado 80120, and the telephone number is (303) 794-9450. The Company's office is located in the office of Earnest Mathis, the Company's Chief Executive Officer, Chief Financial Officer, Secretary and Director. The Company's office will remain at Mr. Mathis's office until an acquisition has been concluded. There are no written documents memorializing the foregoing. The Company is not responsible for reimbursement for out-of-pocket office expenses, such as telephone, postage or supplies.

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

Reports to Security Holders

     The Company is subject to reporting obligations under the Exchange Act. These obligations include an annual report under cover of Form 10-KSB, with audited financial statements, unaudited quarterly reports and the requisite proxy statements with regard to annual shareholder meetings. The public may read and copy any materials the Company files with the Commission at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information of the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0030. The Commission maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Commission.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     The Company is provided rent-free office space by an officer and director of the Company at 26 West Dry Creek Circle, Suite 600, Littleton, Colorado 80120. The Company is not responsible for reimbursement for out-of-pocket office expenses, such as telephone, postage or supplies.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     The Company is not a party to any litigation and, to its knowledge, no action, suit or proceedings have been threatened against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

Common Stock Information

     As of February 28, 2001, the Company had approximately 123 record and beneficial holders of its Common Stock and a total of 7,879,139 shares of the Company's Common Stock were outstanding. The Company's Common Stock has been traded on the OTC Bulletin Board under the symbol "MLSP." On February 28, 2001, there was no bid price of the Company's Common Stock and the last bid price of the Company's Common Stock was $.10 per share on July 13, 2000.

     The following table sets forth, for the quarters indicated, the range of high and low bid prices of the Company's Common Stock:

                                           Common Stock
     By Quarter Ended:                 High             Low
                                       ----             ---
     Fiscal 2000
     -----------
     December 31, 2000                   *               *
     September 30, 2000                  *               *
     June 30, 2000                      $.10            $.00
     March 31, 2000                      *               *

     Fiscal 1999
     -----------
     December 31, 1999                   *               *
     September 30, 1999                  *               *
     June 30, 1999                       *               *
     March 31, 1999                      *               *

     *  no bid

     The above quotations were reported by the OTC Bulletin Board and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Dividend Policy

     The Company has not paid any dividends since its inception. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

Results of Operation

Year Ended December 31, 2000 vs. Year Ended December 31, 1999.

     No operating revenues were generated in 2000 or 1999. Operating expenses decreased by $36,559 to $14,011 for 2000 compared to $50,570 for 1999. This decrease in operating expenses resulted from professional fees incurred in connection with updating the Company's books and records and costs of filing a Registration Statement on Form 10-SB in 1999. The Company's net loss decreased to $19,015 for 2000 compared to $51,207 for 1999.

Liquidity and Capital Resources

     In 2000, $26,500 was loaned to the Company by a stockholder. The loans bear interest at 12% and are payable on demand. The Company had a working capital deficiency of $59,478 as of December 31, 2000.

     The Company does not have sufficient funds to continue its operating activities. Future operating activities are expected to be funded by loans from a major stockholder.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

                           MILESTONE ENTERPRISES, INC.

                          INDEX TO FINANCIAL STATEMENTS




Financial Statements                                                     Page
--------------------                                                     ----
 Independent Auditors' Report                                             F-2

 Independent Auditor's Report                                             F-3

 Balance Sheet as of December 31, 2000                                    F-4

 Statements of Operations for the years ended
  December 31, 2000 and 1999 and for
  the cumulative period from January 1, 1998 to
  December 31, 2000                                                       F-5

 Statements of Changes in Stockholders' Equity (Deficit) for
  the years ended December 31, 2000, 1999 and 1998                        F-6

 Statements of Cash Flows for the years ended
  December 31, 2000 and 1999 and for
  the cumulative period from January 1, 1998 to
  December 31, 2000                                                       F-7

 Notes to Financial Statements                                            F-8

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Milestone Capital, Inc.


We have audited the accompanying balance sheet of Milestone Capital, Inc. (a development stage Company) as of December 31, 2000, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended and for the cumulative period from January 1, 1998 to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Milestone, Capital, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the year then ended and for the cumulative period from January 1, 1998 to December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $19,015 during the year ended December 31, 2000, and, as of that date had a working capital deficiency of $59,478 and stockholders' deficit of $59,478. As discussed in Note 1 to the financial statements, the Company's operating losses and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                            /s/ Angell & Deering
                                            --------------------
                                            Angell & Deering
                                            Certified Public Accountants


Denver, Colorado
January 17, 2001

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


                                                /s/ LARRY LEGEL
                                                ---------------
                                                LARRY LEGEL
                                                Certified Public Accountant

February 10, 2000
Fort Lauderdale, Florida

                             MILESTONE CAPITAL, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                DECEMBER 31, 2000




                                     ASSETS
                                     ------

Current Assets:
  Cash and cash equivalents                                           $     507
                                                                      ---------

     Total Assets                                                     $     507
                                                                      =========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------


Current Liabilities:
  Accounts payable:
    Trade                                                             $     260
    Stockholders                                                          3,084
  Notes payable - stockholders                                           51,000
  Accrued interest - stockholders                                         5,641
                                                                      ---------

     Total Current Liabilities                                           59,985
                                                                      ---------


Stockholders' Equity (Deficit):
  Common stock:  no par value, 20,000,000 shares
   authorized, 7,879,139 shares issued and outstanding                  507,403
  Deficit accumulated during the development stage                      (82,283)
  Accumulated deficit                                                  (484,598)
                                                                      ---------

     Total Stockholders' Equity (Deficit)                               (59,478)
                                                                      ---------

     Total Liabilities and Stockholders' Equity (Deficit)             $     507
                                                                      =========


                     The accompanying notes are an integral
                       part of these financial statements.




                             MILESTONE CAPITAL, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND
                       FOR THE PERIOD FROM JANUARY 1, 1998
                              TO DECEMBER 31, 2000


                                              Year Ended          Cumulative From
                                              December 31,      January 1, 1998 to
                                          ------------------        December 31,
                                          2000          1999            2000
                                          ----          ----            ----


Revenue                               $      --      $      --      $      --

Operating expenses                         14,011         50,570         76,642
                                      -----------    -----------    -----------

   Loss From Operations                   (14,011)       (50,570)       (76,642)

Other Income (Expense):
  Interest expense - stockholders          (5,004)          (637)        (5,641)
                                      -----------    -----------    -----------

   Net Income (Loss)                  $   (19,015)   $   (51,207)   $   (82,283)
                                      ===========    ===========    ===========

Net Income (Loss) Per Share of
 Common Stock:

   Basic                              $      --      $      (.01)   $      (.02)
                                      ===========    ===========    ===========

   Diluted                            $      --      $      (.01)   $      (.02)
                                      ===========    ===========    ===========

Weighted Average Number of
 Common Shares Outstanding:

   Basic                                7,879,179      7,326,537      5,438,605

   Diluted                              7,879,179      7,326,537      5,438,605


                     The accompanying notes are an integral
                       part of these financial statements.




                                               MILESTONE CAPITAL, INC.
                                            (A Development Stage Company)
                               STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                                 Common Stock
                                                         ------------------------------               Accumulated
                                                         Shares                  Amount                 Deficit
                                                         ------                  ------                 -------

Balance at December 31, 1997                            1,247,914              $ 480,878              $(484,598)

Net loss for the year                                        --                     --                  (12,061)
                                                        ---------              ---------              ---------

Balance at December 31, 1998                            1,247,914                480,878               (496,659)

Shares of common stock issued
 in February 1999 for conversion
 of account payable at $.004 per
 share                                                  2,881,225                 11,525                   --

Shares of common stock issued in
 February 1999 for cash at $.004
 per share                                              3,750,000                 15,000                   --

Net loss for the year                                        --                     --                  (51,207)
                                                        ---------              ---------              ---------

Balance at December 31, 1999                            7,879,139                507,403               (547,866)

Net loss for the year                                        --                     --                  (19,015)
                                                        ---------              ---------              ---------

Balance at December 31, 2000                            7,879,139              $ 507,403              $(566,881)
                                                        =========              =========              =========


                                       The  accompanying  notes are an  integral
                                         part of these financial statements.




                                               MILESTONE CAPITAL, INC.
                                            (A Development Stage Company)
                                              STATEMENTS OF CASH FLOWS
                                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND
                                         FOR THE PERIOD FROM JANUARY 1, 1998
                                                TO DECEMBER 31, 2000

                                                                  Year Ended                    Cumulative From
                                                                 December 31,                  January 1, 1998 To
                                                                 ------------                     December 31,
                                                          2000                 1999                  2000
                                                          ----                 ----                  ----
Cash Flows From Operating Activities:
  Net income (loss)                                    $(19,015)             $(51,207)             $(82,283)
  Adjustments to reconcile net
   income (loss) to net cash (used)
   by operating activities:
   Changes in assets and liabilities:
    Accounts payable                                    (12,940)                8,885                (1,740)
    Accrued interest                                      5,004                   637                 5,641
                                                       --------              --------              --------

       Net Cash (Used) By Operating
        Activities                                      (26,951)              (41,685)              (78,382)
                                                       --------              --------              --------

Cash Flows From Financing Activities:
  Proceeds from stockholder loans                        26,500                28,479                64,504
  Repayment of stockholder loans                           --                    (895)                 (895)
  Issuance of common stock                                 --                  15,000                15,000
                                                       --------              --------              --------

       Net Cash Provided By Financing
        Activities                                       26,500                42,584                78,609
                                                       --------              --------              --------

       Net Increase (Decrease) in Cash
        and Cash Equivalents                               (451)                  899                   227

       Cash and Cash Equivalents at
        Beginning of Period                                 958                    59                   280
                                                       --------              --------              --------

       Cash and Cash Equivalents at
        End of Period                                  $    507              $    958              $    507
                                                       ========              ========              ========

Supplemental Disclosure of Cash
 Flow Information:
  Cash paid during the period for:
   Interest                                            $   --                $   --                $   --
   Income taxes                                            --                    --                    --

Supplemental Disclosure of Noncash
 Investing and Financing Activities:
  Conversion of account payable to
   stockholder into common stock                       $   --                $ 11,525              $ 11,525



                                       The accompanying notes are an integral
                                         part of these financial statements.

                                                         F-7

                             MILESTONE CAPITAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies
   ------------------------------------------
     Description of Business
     -----------------------
     Milestone Capital, Inc. (the "Company") was organized on February 6, 1987 as a Colorado corporation. The Company is in the development stage as is more fully defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises". The Company was dormant from late 1995 until January 1, 1998 when the Company re-entered into the development stage. The Company intends to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. The Company may seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition.

     Basis of Presentation
     ---------------------
     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to obtain additional financing as may be required.

     The Company's continued existence is dependent upon its ability to secure loans from its principal stockholders. Future operating expenses will be funded by these loans. The Company's ability to continue to meet its obligations is dependent upon obtaining the above loans.

     Cash and Cash Equivalents
     -------------------------
     For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

     Income Taxes
     ------------
     Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities using enacted tax laws and rates for the years when the differences are expected to reverse.

     Net Income (Loss) Per Share of Common Stock
     -------------------------------------------
     The Company adopted SFAS No. 128, "Earnings Per Share", which specifies the method of computation, presentation and disclosure for earnings per share. SFAS No. 128 requires the presentation of two earnings per share amounts, basic and diluted.

     Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method.

                             MILESTONE CAPITAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies (Continued)
   ------------------------------------------------------
     Estimates
     ---------
     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications
     -----------------
     Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

2. Notes Payable - Stockholders
   -----------------------------

     12% unsecured demand notes payable to stockholders.             $51,000
                                                                     =======

3. Income Taxes
   -------------

     The components of the provision for income taxes are as follows:

                                                           Year Ended                     Cumulative From
                                                           December 31,                   January 1, 1998
                                                           ------------                     December 31,
                                                     2000                 1999                 2000
                                                     ----                 ----                 ----
     Current:
      Federal                                        $--                  $--                  $--
      State                                           --                   --                   --
                                                     ----                 ----                 ----

       Total                                          --                   --                   --
                                                     ----                 ----                 ----

     Deferred:
      Federal                                         --                   --                   --
      State                                           --                   --                   --
                                                     ----                 ----                 ----

       Total                                          --                   --                   --
                                                     ----                 ----                 ----

     Total Provision For Income Taxes                $--                  $--                  $--
                                                     ====                 ====                 ====


     The provision (benefit) for income taxes reconciles to the amount computed by applying the federal statutory rate to income before the provision
     (benefit) for income taxes as follows:





                             MILESTONE CAPITAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


3. Income Taxes (Continued)
   -----------------------

                                                          Year Ended         Cumulative From
                                                          December 31,     January 1, 1998 to
                                                       -----------------       December 31,
                                                       2000         1999          2000
                                                       ----         ----          ----

             Federal statutory rate                    (34)%        (34)%         (34)%
             State income taxes, net of federal
              benefits                                  (3)          (3)           (3)
             Valuation allowance                        37           37            37
                                                       ---          ---           ---

             Total                                      --%          --%           --%
                                                      ====         ====          ====

     The following is a reconciliation of the provision for income taxes to income before provision for income taxes computed at the federal statutory rate of 34%.


                                                                         Year Ended              Cumulative From
                                                                         December 31,          January 1, 1998 to
                                                                     --------------------          December 31,
                                                                     2000            1999             2000
                                                                     ----            ----             ----

             Income taxes at the federal statutory rate           $  (6,465)      $ (17,410)        $(27,976)
             Federal surtax exemption                                 3,613           9,729           15,634
             State income taxes, net of federal benefits               (570)         (1,536)          (2,468)
             Nondeductible expenses                                     901             115            1,016
             Valuation allowance                                      2,521           9,102           13,794
                                                                  ---------       ---------       ----------

             Total                                                $      --       $      --       $       --
                                                                  =========       =========       ==========

     Significant components of deferred income taxes as of December 31, 2000 are as follows:


             Net operating loss carry forward                 $    210,000
                                                              ------------

             Total deferred tax asset                              210,000

             Less valuation allowance                             (210,000)
                                                              ------------

             Net Deferred Tax Asset                           $         --
                                                              ============

     The Company has assessed its past earnings history and trends and expiration dates of carryforwards and has determined that it is more likely than not that no deferred tax assets will be realized. A valuation allowance of $210,000 as of December 31, 2000 is maintained on deferred tax assets which the Company has not determined to be more likely than not realizable at this time. The net change in the valuation allowance for deferred tax assets was an increase of $2,000 for the year ended December 31, 2000. The Company will continue to review this valuation on an annual basis and make adjustments as appropriate.

                             MILESTONE CAPITAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


3. Income Taxes (Continued)
   -----------------------
     As of December 31, 2000 the Company had net operating loss carryforwards of approximately $560,000. The net operating losses can be carried forward twenty years to offset future taxable income. The net operating loss carryforwards expire in the years 2011 through 2020.

4. Related Party Transactions
   --------------------------
     Notes payable - stockholders (Note 2).

     As of December 31, 2000, the Company had an account payable to stockholders of $3,084.

5. Fair Value of Financial Instruments
   -----------------------------------
     Disclosures about Fair Value of Financial Instruments for the Company's financial instruments are presented in the table below. These calculations are subjective in nature and involve uncertainties and significant matters of judgment and do not include income tax considerations. Therefore, the results cannot be determined with precision and cannot be substantiated by comparison to independent market values and may not be realized in actual sale or settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used could significantly affect the results. The following table presents a summary of the Company's financial instruments as of December 31, 2000:

                                                             2000
                                                   --------------------------
                                                   Carrying        Estimated
                                                    Amount         Fair Value
                                                    ------         ----------
              Financial Assets:
               Cash and cash equivalents           $    507          $    507

              Financial Liabilities:
               Notes payable                         51,000            51,000

     The carrying amounts for cash and cash equivalents, accounts payable and accrued expenses approximate fair value because of the short maturities of these instruments. The fair value of the notes payable approximates fair value because of the market rate of interest on the notes.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     On December 20, 2000, Larry Legel, Certified Public Accountant, 5100 North Federal Highway, #409, Fort Lauderdale, Florida 33308, was dismissed as Certifying Accountant for the Company due to it being more convenient for the Company to have its certifying accountant in the same metropolitan area as its principal office. None of Larry Legel's prior reports on the Company's financial statements for the past two years contained an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principle. During the Company's two most recent fiscal years and subsequent interim period up to the date of the change in certifying accountant, there were no disagreements with Larry Legel on any matter of accounting principle or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if any, not resolved to the satisfaction of Larry Legel, would have caused Larry Legel to make a reference to the subject matter of the disagreement(s) in connection with his report.

     Effective December 21, 2000, the Company engaged the accounting firm of Angell & Deering, Certified Public Accountants, 3801 E. Florida, Denver, Colorado, as Certifying Accountant for the year ending December 31, 2000. The appointment of the new certifying accountant was recommended by the Company's Board of Directors acting as the Company's Audit Committee and approved by the Company's Board of Directors. The Company did not consult with Angell & Deering, with regard to any matter concerning the application of accounting principles to any specific transactions, either completed or proposed, or the type of audit opinion that might be rendered with respect to the Company's financial statements prior to engaging the firm.

     On December 22, 2000, the Company filed a Current Report on Form 8-K reporting under Item 4 the change of certifying accountant.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------

     The name, age and position held in the Company by its sole executive officer and director is as follows:

                                                                Officer/Director
Name               Age      Position                                  Since
----               ---      --------                                  -----

Earnest Mathis     41       Chief Executive Officer, Chief            1999
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

     Earnest Mathis. Mr. Mathis has been the Company's Chief Executive Officer, Chief Financial Officer and sole member of the Board of Directors since 1999. From February 2001 until the present, Mr. Mathis has been the President, Chief Financial Officer and a member of the Board of Directors of Care Concepts, Inc., a publicly held shell corporation. Since February 1996 to the present, Mr. Mathis has been President and a member of the Board of Directors of Vov Enterprises, Inc. and Zedik Enterprises, Inc., both publicly held blank check companies. From January 1987 to the present, Mr. Mathis has been President and a member of the Board of Directors of Inverness Investments, a privately held financial consulting company in Denver, Colorado. From February 1998 to the present, Mr. Mathis has served as Manager of Amerigolf, LLC, a golf course development company. From January 1997 to the present, Mr. Mathis has served as President of Integrated Medical Services, Inc. (IMS). IMS is a wholly owned subsidiary which transports and processes medical waste from small and large generators of medical waste. In March 1999, IMS sold 100% of its assets to publicly held Stericycle, Inc. Mr. Mathis attended Denver University where he studied finance and since 1992, has been a member of the Denver Society of Securities Analysts.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     None of the Company's executive officers or directors received compensation in excess of $100,000 for the years ended December 31, 2000 or 1999 and none currently receive any compensation.

Option Grants in Last Year and Stock Option Grant

     The following table provides information on option grants during the year ended December 31, 2000, to the named executive officers:

Individual Grants

                              % of Total Options
                  Options         Granted to
     Name         Granted     Employees in Year  Exercise Price  Expiration Date
     ----         -------     -----------------  --------------  ---------------

Earnest Mathis        -0-            0%                --               --


Aggregate Option Exercise of Last Fiscal year and Fiscal Year-End Option Values

     There were no executive officers' unexercised options at December 31, 2000. No shares of Common Stock were acquired upon exercise of options during the fiscal year ended December 31, 2000.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

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

                                            Amount of               Percent
     Name                                   Ownership              of Class
     ----                                   ---------              --------

Earnest Mathis (1)                          6,000,330                76.16%

The Madeleine Paige Mathis Trust              416,666                 5.29%

The William Cole Mathis Trust                 416,666                 5.29%

The Earnest Dalton Mathis III Trust           416,667                 5.29%

All officers and directors as a group       6,000,330                76.16%
  (1 person) (1)

(1) Represents 3,016,458 shares held in the names of Mathis Family Partners, Ltd., a Colorado limited partnership of which Mr. Mathis is the general partner, and 2,983,872 shares held in Earnco MPPP which Mr. Mathis controls.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     Management of the Company believes that the transactions described below were no less fair than the terms of transactions which the Company might otherwise have entered into with third party nonaffiliated entities. All related party transactions must be approved by a majority of the disinterested members of the Company's Board of Directors.

     The Mathis Family Partners, Ltd. in October 1997 and Pelican Holdings, L.L.C. in February 1998, both entities controlled by Earnest Mathis, acquired 325,845 and 293,260 shares, respectively, of the Company's Common Stock from Gordon Burr for $.032 per share or an aggregate of $20,000.

     During 1998, the Company borrowed an aggregate of $11,524.90 with no interest thereon from Inverness Investments Profit Sharing Plan and the Mathis Family Partners, Ltd. both of which entities are controlled by Earnest Mathis. In February 1999, Inverness Investments Profit Sharing Plan and the Mathis Family Partners cancelled their loans totaling $11,524.90 in exchange for 1,440,612 and 1,440,613 shares, respectively, of the Company's Common Stock.

     In February 1999, Inverness Investments Profit Sharing Plan, the Mathis Family Partners, The Madeleine Paige Trust, The William Cole Mathis Trust and the Earnest Dalton Mathis III Trust, all entities of which are controlled by Earnest Mathis, purchased 1,250,000, 1,250,000, 416,666, 416,666, 416,667 shares respectively, of the Company's Common Stock for $.004 per share or an aggregate of $15,000.

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

     In 2000, Earnco MPPP, an entity controlled by Mr. Mathis, was established and the shares previously held by the Earnest Mathis IRA Rollover were transferred to Earnco MPPP.

     As of December 31, 2000, the Company owed entities owned or controlled by Mr. Mathis an aggregate of $51,000.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

     a.   Exhibits:

     Exhibit No. Title
     ----------- -----
     2.01        Articles of Incorporation of the Registrant (1)

     2.02        Articles of Amendment to the Articles of Incorporation (1)

     2.03        Bylaws of the Registrant (1)

     (1) Filed with the Registrant's Form 10-KSB for the year ended December 31, 1998.

     b.          Reports on Form 8-K.

                 On December 22, 2000, the Company filed a Current Report on Form 8-K reporting under Item 4 the change of Certifying Accountant from Larry Legel to the firm of Angell & Deering.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Littleton, Colorado, on March 20, 2001.

                                            MILESTONE CAPITAL, INC.



                                            By:  /s/  Earnest Mathis
                                               --------------------------------
                                                      Earnest Mathis, Chief
                                                      Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on the dates indicated.

         Signature                         Title                      Date
         ---------                         -----                      ----

/s/ Earnest Mathis              Chief Executive Officer, Chief    March 20, 2001
-----------------------------   Financial Officer (Principal
Earnest Mathis                  Accounting Officer), Secretary
                                and Director