Form 10QSB
period 2001-03-31
MILESTONE CAPITAL INC
filed 2001-05-11
CIK 817129

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2001

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

           Yes    X                                  No
              --------                                  -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, No Par Value, 7,879,139 shares as of March 31, 2001.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

                             MILESTONE CAPITAL, INC.
                          (A Development Stage Company)
                        UNAUDITED CONDENSED BALANCE SHEET
                                 MARCH 31, 2001



                                     ASSETS
                                     ------

Current Assets:
  Cash and cash equivalents                                           $   1,206
                                                                      ---------

     Total Assets                                                     $   1,206
                                                                      =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities:
  Accounts payable:
    Trade                                                             $   1,615
    Stockholders                                                          3,084
  Notes payable - stockholders                                           57,500
  Accrued interest - stockholders                                         7,258
                                                                      ---------

     Total Current Liabilities                                           69,457
                                                                      ---------

Stockholders' Equity (Deficit):
  Common stock:  no par value, 20,000,000 shares
    authorized, 7,879,139 issued and outstanding                        507,403
  Deficit accumulated during the development stage                      (91,056)
  Accumulated deficit                                                  (484,598)
                                                                      ---------

     Total Stockholders' Equity (Deficit)                               (68,251)
                                                                      ---------

     Total Liabilities and Stockholders' Equity (Deficit)             $   1,206
                                                                      =========


                             See notes to unaudited
                         condensed financial statements.



                                 MILESTONE CAPITAL, INC.
                              (A Development Stage Company)
                      UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                           Three Months Ended          Cumulative From
                                                March 31,             January 1, 1998 To
                                      -----------------------------        March 31,
                                          2001              2000              2001
                                      -----------       -----------       -----------
Revenue                               $      --         $      --         $      --

Operating expenses                          7,156             6,095            83,798
                                      -----------       -----------       -----------

  Loss From Operations                     (7,156)           (6,095)          (83,798)
                                      -----------       -----------       -----------

Other Income (Expense):
  Interest expense - stockholders          (1,617)             (807)           (7,258)
                                      -----------       -----------       -----------

  Total Other Income (Expense)             (1,617)             (807)           (7,258)
                                      -----------       -----------       -----------

Net Loss                              $    (8,773)      $    (6,902)      $   (91,056)
                                      ===========       ===========       ===========

Net loss per share of common stock:
  Basic                               $      --         $      --         $      (.02)
                                      ===========       ===========       ===========
  Diluted                             $      --         $      --         $      (.02)
                                      ===========       ===========       ===========
Weighted average number of common
  shares outstanding:
    Basic                               7,879,179         7,879,179         5,623,923
    Diluted                             7,879,179         7,879,179         5,623,923


                                 See notes to unaudited
                             condensed financial statements.

                                           -2-


                                         MILESTONE CAPITAL, INC.
                                      (A Development Stage Company)
                              UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                             Three Months Ended       Cumulative From
                                                                  March 31,          January 1, 1998 To
                                                          ------------------------        March 31,
                                                            2001            2000            2001
                                                          --------        --------        --------
Cash Flows From Operating Activities:
  Net loss                                                $ (8,773)       $ (6,902)       $(91,056)
  Adjustments to reconcile net loss to net cash
   (used) by operating activities:
   Changes in liabilities:
    Accounts payable-trade                                   1,355         (13,200)           (385)
    Accrued interest                                         1,617             807           7,258
                                                          --------        --------        --------

       Net Cash (Used) By Operating Activities              (5,801)        (19,295)        (84,183)
                                                          --------        --------        --------

Cash Flows From Financing Activities:
  Repayment of stockholder advances                           --              --              (895)
  Proceeds from stockholders loans                           6,500          19,500          71,004
  Issuance of common stock                                    --              --            15,000
                                                          --------        --------        --------

       Net Cash Provided By Financing Activities             6,500          19,500          85,109
                                                          --------        --------        --------

       Net Increase in Cash and Cash Equivalents               699             205             926

       Cash and Cash Equivalents at Beginning of Period        507             958             280
                                                          --------        --------        --------

       Cash and Cash Equivalents at End of Period         $  1,206        $  1,163        $  1,206
                                                          ========        ========        ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                              $   --          $   --          $   --
    Income taxes                                          $   --          $   --          $   --

Supplemental Disclosure of Noncash Investing
 and Financing Activities:
  Conversion of accounts payable - stockholder
   into common stock                                      $   --          $   --          $ 11,525


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

Basis of Presentation

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three months ended March 31, 2001 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2001. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 previously filed with the Securities and Exchange Commission.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The Company seeks merger candidates with on-going operations. As of March 31, 2001, the Company had not identified any such candidates.

Results of Operations.

Three Months Ended March 31, 2001, vs. Three Months Ended March 31, 2000.

     No operating revenues were generated during the three months ended March 31, 2001, and 2000. Operating expenses increased by $1,061 to $7,156 for the three months ended March 31, 2001, compared to $6,095 for the three months ended March 31, 2000. The increase in operating expenses resulted from additional professional fees incurred in 2001 as compared to 2000. The Company's net loss increased to $8,773 for the three months ended March 31, 2001, compared to $6,902 for the three months ended March 31, 2000.

Liquidity and Capital Resources.

     During the three months ended March 31, 2001, stockholders loaned $6,500 to the Company. The loans bear interest at 12% and are payable on demand. The Company had a working capital deficiency of $68,251 as of March 31, 2001.

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



Date:    May 10, 2001                        MILESTONE CAPITAL, INC.
                                                  (Registrant)


                                             /s/ Earnest Mathis
                                             ------------------
                                             Earnest Mathis
                                             Chief Executive Officer,
                                             Chief Financial Officer
                                               (Principal Accounting Officer),
                                                Secretary and Director