Form 10QSB
period 2001-06-30
MILESTONE CAPITAL INC
filed 2001-08-10
CIK 817129

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2001

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

                       Yes    X            No
                           -------            --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, No Par Value, 7,879,139 shares as of June 30, 2001.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.


                             MILESTONE CAPITAL, INC.
                          (A Development Stage Company)
                        UNAUDITED CONDENSED BALANCE SHEET
                                  JUNE 30, 2001



                                     ASSETS
                                     ------

Current Assets:
  Cash and cash equivalents                                           $     473
                                                                      ---------

     Total Assets                                                     $     473
                                                                      =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------
Current Liabilities:
 Accounts payable:
  Trade                                                               $     705
  Stockholders                                                            3,084
 Notes payable - stockholders                                            61,700
 Accrued interest - stockholders                                          9,044
                                                                      ---------

     Total Current Liabilities                                           74,533
                                                                      ---------

Stockholders' Equity (Deficit):
 Preferred stock; no par value, 5,000,000 shares
   authorized, none issued or outstanding                                  --
 Common stock:  no par value, 500,000,000 shares
  authorized, 7,879,139 issued and outstanding                          507,403
 Deficit accumulated during the development stage                       (96,865)
 Accumulated deficit                                                   (484,598)
                                                                      ---------

     Total Stockholders' Equity (Deficit)                               (74,060)
                                                                      ---------

     Total Liabilities and Stockholders' Equity (Deficit)             $     473
                                                                      =========


                             See notes to unaudited
                         condensed financial statements.



                                              MILESTONE CAPITAL, INC.
                                           (A Development Stage Company)
                                   UNAUDITED CONDENSED STATEMENTS OF OPERATIONS



                                         Three Months Ended              Six Months Ended       Cumulative From
                                               June 30,                      June 30,          January 1, 1998 To
                                      --------------------------    --------------------------     June 30,
                                          2001           2000           2001           2000           2001
                                      -----------    -----------    -----------    -----------    -----------
Revenue                               $      --      $      --      $      --      $      --      $      --

Operating expenses                          4,023          2,127         11,179          8,222         87,821
                                      -----------    -----------    -----------    -----------    -----------

  Loss From Operations                     (4,023)        (2,127)       (11,179)        (8,222)       (87,821)
                                      -----------    -----------    -----------    -----------    -----------

Other Income (Expense):
 Interest expense - stockholders           (1,786)        (1,318)        (3,403)        (2,125)        (9,044)
                                      -----------    -----------    -----------    -----------    -----------

  Total Other Income (Expense)             (1,786)        (1,318)        (3,403)        (2,125)        (9,044)
                                      -----------    -----------    -----------    -----------    -----------

  Net Loss                            $    (5,809)   $    (3,445)   $   (14,582)   $   (10,347)   $   (96,865)
                                      ===========    ===========    ===========    ===========    ===========

Net loss per share of common stock:
  Basic                               $      --      $      --      $      --      $      --      $      (.02)
                                      ===========    ===========    ===========    ===========    ===========
  Diluted                             $      --      $      --      $      --      $      --      $      (.02)
                                      ===========    ===========    ===========    ===========    ===========

Weighted average number of common
shares outstanding:
  Basic                                 7,879,139      7,879,139      7,879,139      7,879,139      5,784,795
  Diluted                               7,879,139      7,879,139      7,879,139      7,879,139      5,784,795


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

                                                        -2-


                                          MILESTONE CAPITAL, INC.
                                       (A Development Stage Company)
                               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS



                                                                Six Months Ended     Cumulative From
                                                                    June 30,        January 1, 1998 To
                                                              --------------------       June 30,
                                                                2001        2000           2000
                                                              --------    --------       --------
Cash Flows From Operating Activities:
  Net loss                                                    $(14,582)   $(10,347)      $(96,865)
  Adjustments to reconcile net loss to net cash
   (used) by operating activities:
   Changes in liabilities:
    Accounts payable-trade                                         445     (11,650)        (1,295)
    Accrued interest                                             3,403       2,125          9,044
                                                              --------    --------       --------

       Net Cash (Used) By Operating Activities                 (10,734)    (19,872)       (89,116)
                                                              --------    --------       --------

Cash Flows From Financing Activities:
  Repayment of stockholder advances                               --          --             (895)
  Proceeds from stockholders loans                              10,700      19,500         75,204
  Issuance of common stock                                        --          --           15,000
                                                              --------    --------       --------

       Net Cash Provided By Financing Activities                10,700      19,500         89,309
                                                              --------    --------       --------

       Net Increase (Decrease) in Cash and Cash Equivalents        (34)       (372)           193

       Cash and Cash Equivalents at Beginning of Period            507         958            280
                                                              --------    --------       --------

       Cash and Cash Equivalents at End of Period             $    473    $    586       $    473
                                                              ========    ========       ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                  $   --      $   --         $   --
    Income taxes                                              $   --      $   --         $   --

Supplemental Disclosure of Noncash Investing
 and Financing Activities:
  Conversion of accounts payable - stockholder
   into common stock                                          $   --      $   --         $ 11,525


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

Basis of Presentation

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the six months ended June 30, 2001 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2001. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 previously filed with the Securities and Exchange Commission.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The Company seeks merger candidates with on-going operations. As of June 30, 2001, the Company had not identified any such candidates.

Results of Operations.

Three Months Ended June 30, 2001, vs. Three Months Ended June 30, 2000.

     No operating revenues were generated during the three months ended June 30, 2001, and 2000. Operating expenses increased by $1,896 to $4,023 for the three months ended June 30, 2001, compared to $2,127 for the three months ended June 30, 2000. The increase in operating expenses resulted from more professional fees incurred in 2001 as compared to 2000. The Company's net loss increased to $5,809 for the three months ended June 30, 2001, compared to $3,445 for the three months ended June 30, 2000.

Six Months Ended June 30, 2001, vs. Six Months Ended June 30, 2000.

     No operating revenues were generated during the six months ended June 30, 2001 and 2000. Operating expenses increased by $2,957 to $11,179 for the six months ended June 30, 2001, compared to $8,222 for the six months ended June 30, 2000. The increase in operating expenses resulted from more professional fees incurred in 2001 as compared to 2000. The Company's net loss increased to $14,582 for the six months ended June 30, 2001, compared to $10,347 for the six months ended June 30, 2001.

Liquidity and Capital Resources.

     During the six months ended June 30, 2001, stockholders have loaned $10,700 to the Company. The loans bear interest at 12% and are payable on demand. The Company had a working capital deficiency of $74,060 as of June 30, 2001.

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

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     (a)  A Special Meeting of Shareholders was held June 19, 2001.
     (b)  No directors were voted upon at the Special Meeting.
     (c) The Shareholders approved the sole proposal to amend the Company's Articles of Incorporation to increase the Company's capital stock to 505,000,000 shares consisting of 500,000,000 shares of common stock and 5,000,000 shares of preferred stock by a vote of 6,000,330 shares for and no votes against or abstaining from voting for such amendment.
     (d)  Not Applicable.

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



Date: August 8, 2001                  MILESTONE CAPITAL, INC.
                                           (Registrant)


                                      /s/ Earnest Mathis
                                      ------------------
                                      Earnest Mathis
                                      Chief Executive Officer, Chief Financial
                                      Officer (Principal Accounting Officer),
                                      Secretary and Director