Form 10QSB
period 2001-09-30
MILESTONE CAPITAL INC
filed 2001-11-08
CIK 817129

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2001

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

Common Stock, No Par Value, 7,879,139 shares as of September 30, 2001.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.


                             MILESTONE CAPITAL, INC.
                          (A Development Stage Company)
                        UNAUDITED CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2001


                                     ASSETS
                                     ------

Current Assets:
  Cash and cash equivalents                                           $     565
                                                                      ---------

     Total Assets                                                     $     565
                                                                      =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities:
 Accounts payable:
  Trade                                                               $     225
  Stockholders                                                            3,084
 Notes payable - stockholders                                            64,200
 Accrued interest - stockholders                                         10,963
                                                                      ---------

     Total Current Liabilities                                           78,472
                                                                      ---------

Stockholders' Equity (Deficit):
 Preferred stock; no par value, 5,000,000 shares
   authorized, none issued or outstanding                                  --
 Common stock:  no par value, 500,000,000 shares
  authorized, 7,879,139 shares issued and outstanding                   507,403
 Deficit accumulated during the development stage                      (100,712)
 Accumulated deficit                                                   (484,598)
                                                                      ---------

     Total Stockholders' Equity (Deficit)                               (77,907)
                                                                      ---------

     Total Liabilities and Stockholders' Equity (Deficit)             $     565
                                                                      =========


                             See notes to unaudited
                         condensed financial statements.



                                        MILESTONE CAPITAL, INC.
                                     (A Development Stage Company)
                             UNAUDITED CONDENSED STATEMENTS OF OPERATIONS




                                          Three Months Ended            Nine Months Ended      Cumulative From
                                             September 30,                September 30,       January 1, 1998 To
                                          ------------------           -------------------       September 30,
                                          2001          2000           2001           2000           2001
                                          ----          ----           ----           ----           ----

Revenue                               $      --      $      --      $      --      $      --      $      --

Operating expenses                          1,928          2,689         13,107         10,911         89,749
                                      -----------    -----------    -----------    -----------    -----------

  Loss From Operations                     (1,928)        (2,689)       (13,107)       (10,911)       (89,749)
                                      -----------    -----------    -----------    -----------    -----------

Other Income (Expense):
 Interest expense - stockholders           (1,919)        (1,404)        (5,322)        (3,529)       (10,963)
                                      -----------    -----------    -----------    -----------    -----------

  Total Other Income (Expense)             (1,919)        (1,404)        (5,322)        (3,529)       (10,963)
                                      -----------    -----------    -----------    -----------    -----------

  Net Loss                            $    (3,847)   $    (4,093)   $   (18,429)   $   (14,440)   $  (100,712)
                                      ===========    ===========    ===========    ===========    ===========

Net loss per share of common stock:
  Basic                               $      --      $      --      $      --      $      --      $      (.02)
                                      ===========    ===========    ===========    ===========    ===========
  Diluted                             $      --      $      --      $      --      $      --      $      (.02)
                                      ===========    ===========    ===========    ===========    ===========

Weighted average number of common
 shares outstanding:
  Basic                                 7,879,139      7,879,139      7,879,139      7,879,139      5,925,643
  Diluted                               7,879,139      7,879,139      7,879,139      7,879,139      5,925,643



                                        See notes to unaudited
                                    condensed financial statements.



                                     MILESTONE CAPITAL, INC.
                                  (A Development Stage Company)
                          UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                                 Nine Months Ended   Cumulative From
                                                                   September 30,    January 1, 1998 To
                                                                 -----------------     September 30,
                                                                 2001         2000         2001
                                                                 ----         ----         ----

Cash Flows From Operating Activities:
  Net loss                                                    $ (18,429)   $ (14,440)   $(100,712)
  Adjustments to reconcile net loss to net cash
   (used) by operating activities:
   Changes in liabilities:
    Accounts payable-trade                                          (35)     (13,200)      (1,775)
    Accrued interest                                              5,322        3,529       10,963
                                                              ---------    ---------    ---------

       Net Cash (Used) By Operating Activities                  (13,142)     (24,111)     (91,524)
                                                              ---------    ---------    ---------

Cash Flows From Financing Activities:
  Repayment of stockholder advances                                --           --           (895)
  Proceeds from stockholders loans                               13,200       23,500       77,704
  Issuance of common stock                                         --           --         15,000
                                                              ---------    ---------    ---------

       Net Cash Provided By Financing Activities                 13,200       23,500       91,809
                                                              ---------    ---------    ---------

       Net Increase (Decrease) in Cash and Cash Equivalents          58         (611)         285

       Cash and Cash Equivalents at Beginning of Period             507          958          280
                                                              ---------    ---------    ---------

       Cash and Cash Equivalents at End of Period             $     565    $     347    $     565
                                                              =========    =========    =========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                  $    --      $    --      $    --
    Income taxes                                              $    --      $    --      $    --

Supplemental Disclosure of Noncash Investing
 and Financing Activities:
  Conversion of accounts payable - stockholder
   into common stock                                          $    --      $    --      $  11,525


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

Basis of Presentation

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the nine months ended September 30, 2001 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2001. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 previously filed with the Securities and Exchange Commission.

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

Proposed Merger

On October 22, 2001, the Company entered into a non-binding letter of intent for a reverse merger with Elite Agents, Inc., a privately-held corporation ("Elite"), for Elite to acquire 90% of the issued and outstanding shares of the Company's common stock. As a condition to the reverse merger, prior to or simultaneously with the closing, Elite will have completed a private placement offering of a minimum $500,000 in equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The Company seeks merger candidates with on-going operations. As of September 30, 2001, the Company had not identified any such candidates, however on October 22, 2001 the Company entered into a non-binding letter of intent for a reverse merger with Elite Agents, Inc. ("Elite") for Elite to acquire 90% of the issued and outstanding shares of the Company's common stock on the date of closing.

Results of Operations.

Three Months Ended September 30, 2001, vs. Three Months Ended September 30,
2000.

     No operating revenues were generated during the three months ended September 30, 2001, and 2000. Operating expenses decreased by $761 to $1,928 for the three months ended September 30, 2001, compared to $2,689 for the three months ended September 30, 2000. The Company's net loss decreased to $3,847 for the three months ended September 30, 2001, compared to $4,093 for the three months ended September 30, 2000.

Nine Months Ended September 30, 2001, vs. Nine Months Ended September 30, 2000.

     No operating revenues were generated during the nine months ended September 30, 2001 and 2000. Operating expenses increased by $2,196 to $13,107 for the nine months ended September 30, 2001, compared to $10,911 for the nine months ended September 30, 2000. The Company's net loss increased to $18,429 for the nine months ended September 30, 2001, compared to $14,440 for the nine months ended September 30, 2000.

Liquidity and Capital Resources.

     During the nine months ended September 30, 2001, stockholders have loaned $13,200 to the Company. The loans bear interest at 12% and are payable on demand. The Company had a working capital deficiency of $77,907 as of September 30, 2001.

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

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     On October 22, 2001, the Company entered into a non-binding letter of intent for a reverse merger with Elite Agents, Inc., a privately-held corporation ("Elite"), for Elite to acquire 90% of the issued and outstanding shares of the Company's common stock on the date of closing. As a condition to the reverse merger, prior to or simultaneous with the closing, Elite will have completed a private placement offering of a minimum of $500,000 in equity.

Item 6. Exhibits and Reports on Form 8-K.

     Reports on Form 8-K: During the three months covered by this report, the Company filed no reports on form 8-K.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



Date: November 8, 2001                  MILESTONE CAPITAL, INC.
                                             (Registrant)


                                        /s/ Earnest Mathis, Jr.
                                        ----------------------------------------
                                        Earnest Mathis, Jr.
                                        Chief Executive Officer, Chief Financial
                                         Officer (Principal Accounting Officer),
                                         Secretary and Director