Form 10KSB
period 2001-12-31
MILESTONE CAPITAL INC
filed 2002-04-01
CIK 817129

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 2001
                                       or

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File No. 033-15096-D

                             MILESTONE CAPITAL, INC.
                 (Name of small business issuer in its charter)

           Colorado                                      84-1111224
 ------------------------------              ----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                               39 Plymouth Street
                               Fairfield, NJ 07004
                     ---------------------------------------
                    (Address of Principal Executive Offices,
                               Including Zip Code)

         Issuer's Telephone Number, Including Area Code: (973) 808-5770

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under Section 12(g) of the Exchange Act:

                      Common Stock, No Par Value Per Share
                      ------------------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  X               No
                             -----               -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year: Milestone had no revenues.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

          As of March 28, 2002, shares of the registrant's common stock, no par value per share ("Common Stock") were trading at an average bid and asked price of $0.33 per share, and the aggregate market value of the Common Stock of the registrant held by non-affiliates was approximately $13.47 million.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 28, 2002, 80,000,000 shares of the issuer's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement for its 2002 Annual Meeting are incorporated by reference into Part III of the Form 10-KSB.

     Transitional Small Business Disclosure Format (check one):

Yes                     No      X
    -----------            -----------

                                     PART I

 Forward Looking Statements

     From time to time, the Company or its representatives may make forward-looking statements in this report or elsewhere relating to such matters as anticipated financial performance, including projections of revenues, expenses, earnings, liquidity, capital resources or other financial items; business plans, objectives and prospects; and similar matters. Forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 frequently are identified by the use of terms such as "expect," "believe," "estimate," "may," "should," "will" or similar expressions.

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the forward-looking statements made by the Company or its representatives. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following, among other factors: (a) the cyclical financial results traditionally experienced by the mortgage banking industry, which have been caused in large part by periodic fluctuations in mortgage interest rates and in consumer demand for new mortgage loans; (b) the possibility of adverse changes in EliteAgents' ability to obtain and maintain suitable warehousing lines of credit with which to fund new loans; (c) the possibility of adverse changes in EliteAgents' ability to sell new mortgage loans in the secondary mortgage market; (d) increasing competition faced by EliteAgents, particularly from commercial banks; (e) the possibility of adverse regulatory changes, such as changes in the level or terms of programs administered by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal Housing Administration ("FHA") or the Department of Veterans Affairs("VA"); (f) dependence on existing management; (g) credit risks inherent in the lending business; and (h) periodic fluctuations in general economic conditions, with corresponding fluctuations in EliteAgents' ability to originate new mortgage loans.

     Given these uncertainties, readers of this Form 10-KSB are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.


Item 1.  Description of Business

General

Milestone Capital, Inc. (referred to herein as "Milestone", the "Company", the "issuer" or the "registrant") was organized under the laws of the State of Colorado in February 1987 under the name Shield Enterprises, Inc. In 1989, the Company completed an initial public offering of its securities. In May 1990, the Company merged with Milestone Capital, Inc., a Delaware corporation engaged in the business of investing in and providing managerial assistance to developing companies. Prior to January 3, 2002, the Company had no material business operations and virtually no assets.

On January 3, 2002, Milestone completed a share exchange transaction (the "Exchange Transaction") with EliteAgents, Inc. ("EliteAgents"), whereby Milestone issued shares of its Common Stock to the shareholders of EliteAgents in exchange for all of the issued and outstanding ownership interests in EliteAgents. EliteAgents was originally incorporated in New Jersey in 1999 under the name MortgageBANC, Inc. as a New Jersey Correspondent Mortgage Banker. The name was changed to QuickFinance, Inc. and then to EliteAgents, Inc. in March 2000. Following the Exchange Transaction, EliteAgents, Inc. amended its Articles of Incorporation to change its name to EliteAgents Mortgage Services Inc. in February 2002. As a result of the Exchange Transaction, EliteAgents became a wholly owned operating subsidiary of Milestone.

Because Milestone had no material business operations and virtually no assets or liabilities as of the end of its 2001 fiscal year and prior to the consummation of the Exchange Transaction on January 3, 2002, the majority of the discussion and analysis in this section relates to the business of EliteAgents during fiscal year 2001 and to EliteAgents' current business, although certain portions of the discussion relate to Milestone.

EliteAgents is a financial services marketing organization which seeks to optimize its business operations through the use of proprietary technology. EliteAgents delivers its financial services through multiple distribution channels: first, through a direct sales force; second, through a network of business professionals ("Professionals") that include accountants, financial planners, insurance agents, consultants, real estate agents, attorneys and homebuilders; third, through commission-only independent contractors; and fourth, through business alliances. All of these channels are designed to reduce customer acquisition costs, offer a low-cost entry, create improved efficiency, and produce greater revenues. To date, EliteAgents' business operations have focused on mortgage loan origination enabled through the use of the Internet and EliteAgents' proprietary technology.

Industry Overview

With over $4.4 trillion in outstanding debt, the mortgage banking industry is the largest consumer debt related sector in the U.S. In 2001, loan origination volume in the U.S. reached a record high of $1.5 trillion, compared with $1 trillion for 2000. Purchase mortgage loan originations have increased steadily over the last five years. Despite rising public interest in and access to a variety of publicly traded investment opportunities (stocks, bonds, mutual funds, etc.), home ownership is, by far, the single largest and most important family investment.

Mortgage Operations

General
-------
EliteAgents originates mortgage loans for the purchase or refinance of owner-occupied one-to-four family residences and residential investment properties. EliteAgents sells all mortgage loans that it originates or purchases to institutional investors in the secondary mortgage market. EliteAgents became a direct seller for the FHLMC in September 2001 and is currently licensed to originate mortgage loans in the states of New Jersey, Connecticut, Florida, Illinois, Michigan, Missouri, Georgia and Pennsylvania.

EliteAgents originates three types of residential mortgage loans: (i) FHA/VA loans which qualify for sale in the form of securities guaranteed by GNMA; (ii) conventional mortgage loans which comply with the requirements for sale to FNMA or FHLMC ("conventional conforming loans"); and (iii) conventional mortgage loans which comply with other institutional investor loan requirements ("conventional nonconforming loans"). Nonconforming mortgage loans do not meet these agencies' underwriting guidelines due to a number of factors, including credit impairment (limited or unfavorable credit history, including bankruptcy) of the borrower, higher loan-to-value ratio, debt-to-income ratio, unstable employment history, and self-employment. Nonconforming mortgage loans are priced to compensate for the additional credit risk.

The following table sets forth, for the periods indicated, the number and dollar volume of the FHA/VA loans, conventional conforming loans and conventional nonconforming loans originated by EliteAgents:

             ------------------------ -------------- --------------
                                           2001           2000
             ------------------------ -------------- --------------
             Number of Purchase
             Loans                               157             50
             ------------------------ -------------- --------------
             Purchase Loan Volume        $27,284,656     $7,728,091
             ------------------------ -------------- --------------

             ------------------------ -------------- --------------
             Number of Refinance
             Loans                               263              6
             ------------------------ -------------- --------------
             Refinance Loan Volume       $51,606,423       $891,250
             ------------------------ -------------- --------------

             ------------------------ -------------- --------------
             Total Number of Loans               420             56
             ------------------------ -------------- --------------
             Total Loan Volume           $78,891,079     $8,619,341
             ------------------------ -------------- --------------

Mortgage loans originated by EliteAgents are loans that primarily fund the purchase of owner-occupied and non-owner occupied residential real property, or refinance loans that repay and replace existing mortgage loans on owner-occupied or non-owner occupied residential real property. The volume of refinance loans as a percentage of EliteAgents' total mortgage loan origination volume for fiscal years 2001 and 2000 was approximately 63% and 11%, respectively.

All loan applications, regardless of source, must be approved by EliteAgents in accordance with its underwriting criteria, including loan-to-value ratios, borrower income and credit qualifications, investor requirements, necessary insurance and property appraisal requirements. EliteAgents' underwriting standards also comply with the relevant guidelines set forth by the FHA, VA, FNMA, FHLMC, private institutional investors and/or conduits and private mortgage insurers, as applicable.

EliteAgents receives fees from borrowers for the origination of retail loans, generally in the range of one to two percent of the principal amount of the loan, and EliteAgents may charge additional fees depending upon market conditions or the corporate objectives concerning loan origination volume and pricing. EliteAgents incurs certain costs in originating loans, including overhead, out-of-pocket costs, interest on money borrowed to finance loans and, when the loans are subject to a purchase commitment from institutional investors, related commitment fees. The volume of and type of loans and commitments made by EliteAgents vary with competitive and economic conditions, resulting in fluctuations in revenues from loan originations. In periods of rising interest rates, EliteAgents' volume of loan originations, particularly in the refinancing area, declines, and revenues from these loans originations decrease.

Solicitation of Loan Applicants
-------------------------------
EliteAgents follows a marketing strategy which is intended to maximize the efficiency of its loan solicitation and origination activities. This strategy includes (i) operating a retail branch office network, (ii) creating commissionable business partnerships with Professionals (iii) utilizing an incentive compensation structure for its sales force, and (iv) emphasizing prompt and professional customer services.

In accordance with this strategy, EliteAgents operates a network of retail branch offices. EliteAgents attempts to open new retail branch offices in markets where the population is growing and where housing prices are affordable for moderate-income homebuyers.

The first step in each market is to hire an experienced sales manager and to quickly establish an office. Our goal is to complete site selection, office set-up, equipment procurement, and state licensing within the first month. In each market, EliteAgents typically enters into one year leases for small offices, and does not enter into employment agreements with branch office employees. EliteAgents currently operates a retail network of five retail offices located in Florida, Georgia, Michigan, New Jersey, and Pennsylvania. EliteAgents plans to add additional branch offices in order to increase new loan production, some of which may be located outside of existing service areas.

EliteAgents gives the sales manager responsibility for recruiting experienced traditional loan officers who already have an established network of referral sources which include real estate agents, attorneys, accountants, homebuilders, financial planners, insurance agents, home improvement contractors, and title insurance companies. These loan officers earn industry-equivalent compensation for their personal production of retail mortgage originations. Additionally, EliteAgents offers the loan officer the opportunity to legally create commissionable business partnerships with their referral sources, thereby enabling loan officers to recruit from their referral sources, personnel who will originate mortgage loans. EliteAgents seeks to enable each loan officer to build a much larger network of Professionals by enlisting them as EliteAgents' branches and/or solicitors. This provides the Professionals with unique income opportunities and strengthens their existing business relationships with their clientele. As the loan officer builds and develops a network of Professionals, his income will increase. There are two methods by which a loan officer can build a network of Professionals: (1) enlist branch locations; or (2) sign up mortgage solicitors.

     Branch Location Model. Loan officers can enlist the owner or manager of a company or agency as a branch manager of EliteAgents. EliteAgents assists the branch manager and the participating Professionals in obtaining a branch license and complying with regulatory requirements, which vary by state. This makes the Professionals' existing office a legal branch location of EliteAgents. This new location can legally advertise its address and phone number as a mortgage operation. The branch manager is responsible for supervising the individuals who originate mortgage applications. EliteAgents ensures continued participation by providing in-depth and ongoing training to the branch manager and individual mortgage solicitors in the use of the EliteAgents Mortgage System, which is described below. This sign-up and training is done by EliteAgents loan officers. The branch location model provides both the branch manager and the mortgage solicitors with commissions on the retail origination fees.

     Mortgage Solicitor Model. Loan officers can also enlist mortgage solicitors who don't wish or need to have a branch location. This group will be comprised of W-2, part-time, commission-only employees. It is financially more attractive in many states for these people to sign up as mortgage solicitors with a less expensive license than to sign up as a branch location.

EliteAgents' retail marketing strategy also includes an incentive compensation structure designed to encourage quality mortgage loan production and to retain productive managers and loan officers. A sales manager's compensation includes, in addition to a base salary, a bonus based upon loan production. Loan officers are compensated solely on commissions based upon revenue generated from personal production and their network of Professionals' loan closings. EliteAgents believes that an incentive compensation structure based on the number and quality of loans produced improves overall profitability, customer and employee relations and EliteAgents' reputation for providing timely and quality mortgage banking services.

EliteAgents believes that developing a reputation for prompt and professional service is an integral component of its marketing strategy. EliteAgents believes that its ability to process retail loan applications quickly has become increasingly important in the market place. Despite the speed with which loan applications are processed, EliteAgents will seek to avoid compromising its comprehensive underwriting and quality control criteria. EliteAgents will seek to control costs by utilizing new technology and computerization of critical phases of operations, especially during upturns in refinance loan production.

Technology
----------
The EliteAgents technology approach is primarily Web-based using thin client efficiency, i.e., this method of implementation allows the user to access the servers and files resident at EliteAgents' data center by simply signing on to the Internet, and does not require that the user maintain any resident software or data files on its computer. As a delivery mechanism, the Internet was selected as an inexpensive global network, eliminating the costs of software distribution and private leased communication lines.

There is always a learning curve associated with originating mortgage loans. Understanding and applying new terminology, product knowledge, pricing, costs, regulations and qualifications all create barriers to becoming successful. EliteAgents reduces these barriers through innovative proprietary technology and training. EliteAgents' technology systems are designed to be simple to use and to eliminate a majority of the learning curve associated with originating mortgage loans. The intention of EliteAgents in designing its technology was to make the data entry intuitive and accurate, to provide the pricing alternatives required to close a transaction, and to provide online inquiry into the status of all transactions.

EliteAgents developed two mortgage origination systems uniquely designed for each type of mortgage originator. The EliteAgents Mortgage System is designed for the Professionals, and the Loan Officer Intelligence System ("LOIS") is for the experienced loan officer. The technologies implemented within these systems have been specifically selected to provide robust functionality, expandability and ease of maintenance.

Recognizing that security of financial information is a concern for customers, the EliteAgents Mortgage System and LOIS employ several layers of security features. The product Web servers utilize Microsoft Internet Information Server software, which maintains the individual session states using built in session handling. Access to these systems is secured by a proprietary login system requiring a user id and password. The Microsoft Proxy Server provides a complete set of firewall tools, which provide more security from unwanted network traffic. Pages which either input or display sensitive user information use Secure Sockets Layer ("SSL") encryption technology.

Mortgage originators access these systems through any Web browser capable of SSL encryption. Since information regarding pending applications is stored on EliteAgents server, mortgage originators can access and update applications from their office or home.

EliteAgents Mortgage System
---------------------------
Mortgage originators are prohibited from receiving compensation for a mortgage transaction unless they perform the required steps as defined by the Real Estate Settlement Procedures Act ("RESPA"). This statute states that in order for a real estate or other professional to be in compliance while originating loans, that person must perform five of the fourteen outlined services in addition to taking a loan application from the borrower. The following fourteen services are listed in the RESPA Statement of Policy from the Department of Housing and Urban Development ("HUD"):

     1.   Taking information from the borrower and filling out the application.

     2. Analyzing the prospective borrower's income and debt and qualifying the prospective borrower to determine the maximum mortgage that the prospective borrower can afford.

     3. Educating the prospective borrower in the home buying and financing process, advising the borrower about the different types of loan products available, and demonstrating how closing costs and monthly payments could vary under each product.

     4. Collecting financial information (tax returns, bank statements) and other related documents that are part of the application process.

     5. Initiating/ordering verifications of employment and verifications of deposits.

     6. Initiating/ordering requests for mortgage and other loan verifications.

     7.   Initiating/ordering appraisals and/or credit reports.

     8.   Initiating/ordering inspections or engineering reports.

     9. Providing disclosures (truth in lending, good faith estimate and others) to the borrower.

     10.  Assisting the borrower in understanding and clearing credit problems.

     11. Maintaining regular contact with the borrower, real estate professional and lender from application to closing, to apprise them of the status of the application and to gather any additional information as needed.

     12.  Ordering legal documents.

     13. Determining whether the property was located in a flood zone or ordering such service.

     14.  Participating in the loan closing.

EliteAgents has developed a proprietary system to ensure mortgage originators comply with RESPA and legally earn mortgage origination commissions. The EliteAgents Mortgage System (the "System") is a proprietary business-to-business mortgage origination workstation, which allows a non-experienced loan officer to perform as an experienced traditional mortgage broker. The System allows the user to completely qualify a customer for a specific mortgage program, price the loan and apply for the program, all within a typical timeframe of 15 to 20 minutes. The qualification and application process uses a simple step-by-step approach that is based on real-time mortgage loan information and ensures mortgage originators comply with RESPA. Users do not incur any costs to use the System.

The System has the following beneficial features:

     Secure. The System uses industry-standard SSL protocols designed to provide privacy between a Web client and a Web server;

     Private. The System requires EliteAgents' employees and licensees to utilize passwords to access the System, while relying on the Internet for easy and inexpensive access;

     Informative. The System provides users the necessary tools to educate the borrower on the entire home buying and mortgage processes;

     User friendly. The System provides easy, step-by-step access to numerous mortgage programs, their specific qualification and pricing analytics as well as related consultative information;

     Complete. The System provides access to helpful ancillary information useful to both the mortgage originator and the borrower;

     Comprehensive. The System allows the mortgage originator to fully comply with RESPA requirements by providing meaningful educational and other services for the fees earned; and

     Flexible. The System provides the mortgage originator with pricing on a variety of mortgage programs from numerous lenders.

Today, there are over 100,000 loan programs available provided by approximately 20,000 lenders nationwide. Mortgage loan products are extremely complex and the wide range of variables further complicates the transaction. The complexity of relationships between lenders, loan programs, borrower scenarios and pricing variables demands an easy-to-use qualification and management tool for Professionals to perform the required services. Using the System, the logic and knowledge of a loan officer is now available to the business professional, creating a natural and more efficient distribution channel for mortgage products.

EliteAgents has applied for a patent in the U.S. for the System and the process surrounding it, and that application is currently pending.

Loan Officer Intelligence System ("LOIS")
-----------------------------------------
LOIS was specifically designed to provide a comprehensive loan origination workstation for the well-seasoned loan officer. It provides a side-by-side comparison of different lender loan programs based on borrower-specific criteria. Some lenders may provide similar functions to obtain best rates, but that is typically only within their stable of loan programs. EliteAgents believes that LOIS provides users with a unique capability to compare a wider range of rates than is typically available.

Traditionally, loan officers have used bank rate sheets (including associated pricing add-ons) to evaluate appropriate rates for customer, and have attempted to compare a customer's qualifications against the guidelines for a particular loan program. As a result of the significant amount of experience and knowledge required to perform such an evaluation, loan officers typically have relied on calculating rates and prices using a few loan programs with which they are comfortable.

LOIS allows loan officers to move beyond bank rate sheets and intuitive comparisons of qualifications to a more systematic method for determining an accurate rate and evaluating a customer's qualifications. The LOIS program prices a requested loan program against EliteAgents' database of investors, and produces a list of the best prices for each program which satisfies the loan and borrower criteria.

Loan Processing and Underwriting
--------------------------------
Upon receipt of mortgage loan applications, an EliteAgents mortgage processor will verify the completeness and accuracy of application information. Verification procedures include, among other things, obtaining (i) third-party written confirmations of the applicant's income and bank deposits, (ii) a formal credit report on the applicant from a credit reporting agency, and (iii) a preliminary title report and a real estate appraisal. The underwriting department is responsible for the selection of the credit-reporting agency, and such agency must issue reports which meet or exceed the requirements of FHA, VA, FNMA and FHLMC. Appraisers who are approved and chosen at random by the FHA or VA prepare property appraisals for FHA and VA loans. Appraisals for retail conventional loans are prepared by one of a number of pre-approved independent appraisers who have contractually agreed to comply with EliteAgents' written appraisal specification requirements and who meet its experience, education and reputation standards.

Over the past few years, an increasing number of loan applications have been underwritten through automated underwriting systems, including the FHLMC Loan Prospector system. These systems are rapidly becoming the industry standard for automated underwriting of conventional loans and have even been adopted for the underwriting of FHA and VA loans, as well as by many private institutional investors for loans which do not meet the requirements of FNMA or FHLMC. The processing department scrutinizes all loan applications, in accordance with the specific agency or investor's underwriting guidelines, including loan-to-value ratios, borrower income qualifications, investor requirements, necessary insurance and property appraisal requirements. EliteAgents' processing guidelines comply with the underwriting criteria of FHA, VA, FNMA and FHLMC, as applicable. EliteAgent's processing guidelines for conventional nonconforming loans are based on the underwriting standards required by the institutional investors to whom such loans will be sold. EliteAgents' processing personnel function independently of EliteAgents mortgage loan origination personnel. EliteAgents uses an outside independent agency for quality assurance. This quality assurance department audits a minimum of 10% of all formal retail loan applications submitted to the underwriting department in order to enhance the ongoing evaluation of the loan processing function, including employees, credit reporting agencies and independent appraisers. Applications from branch offices are chosen for audit in a manner that is intended to ensure impartiality. The quality assurance department re-verifies all employment and bank information, and obtains a separate credit report from a second credit reporting agency as well as a written appraisal critique from a second appraiser or audit agency familiar with the area of the mortgage property. The quality assurance department submits all audit results directly to the management of EliteAgents. EliteAgents believes that by performing comprehensive quality assurance audits, mortgage loans of investment quality will be originated and negligent underwriting, foreclosure loss expense and overall risk will be minimized.

Loan Commitments
----------------
EliteAgents does not issue final loan commitments to fund or acquire mortgage loans unless it believes that the loan will meet the acquisition criteria of institutional investors in the secondary mortgage market. Subsequent to underwriting approval and prior to loan funding, EliteAgents issues conditional loan approvals to qualified applicants. Conditional approvals indicate loan amounts, prevailing interest rates, fees, funding conditions and approval expiration dates. The interest rate indicated is usually subject to change in accordance with market interest rate fluctuations until the final loan closing documents are prepared, at which time EliteAgents commits to a stated interest rate, typically for a period of 30 to 60 days. EliteAgents determines the effective interest rates for mortgage loans based upon its daily review of prevailing interest rates in the secondary mortgage market.

Loan Funding
------------
At closing, EliteAgents funds mortgage loans either by using the capital of institutional investors which issued EliteAgents a mortgage commitment to purchase the loan, also known as "table funding", or with short-term borrowings under a warehousing line of credit. EliteAgents currently has a $2 million secured warehousing line of credit from The Provident Bank. The line of credit is subject to renewal on March 31, 2002. Advances under EliteAgents' secured line of credit are collateralized with the mortgage loans. EliteAgents repays outstanding balances under the warehousing line of credit with the proceeds from the sale of mortgage loans. Accordingly, EliteAgents depends on mortgage loan sales to originate new mortgage loans without exceeding the limits of its warehousing line of credit.

EliteAgents normally warehouses funded mortgage loans for a short period of time (on average 10 days), depending upon the delivery dates negotiated with institutional investors. EliteAgents receives, as net interest income, the difference between the interest received on mortgage loans and the interest paid by EliteAgents under such line of credit. EliteAgents attempts to mitigate interest rate risk by warehousing mortgage loans for relatively short periods of time. Before EliteAgents purchases any mortgage loan using the warehousing line of credit, the mortgage loan must already be approved by one of EliteAgents' correspondent institutional investors. EliteAgents does not purchase mortgage loans without prior approval from an institutional investor and also does not sell mortgage loans in bulk.

Unlike financial institutions and other lenders, which customarily originate or acquire mortgage loans for long-term investment, mortgage bankers, including EliteAgents, originate and purchase mortgage loans with the intention of selling them as they are funded. Mortgage loans originated by EliteAgents are sold to institutional investors in the secondary mortgage market.

Seasonality
-----------
The purchase loan segment of the mortgage banking industry is usually subject to seasonal trends. These trends reflect the general pattern of nationwide home sales. Such sales typically peak during the spring and summer seasons and decline to lower levels from mid-October through January. The refinance segment of the mortgage banking industry is typically not seasonal, but does tend to vary as interest rates vary, increasing when interest rates fall and decreasing when interest rates rise.

Competition
-----------

The mortgage banking business is highly competitive and fragmented. EliteAgents competes with other mortgage bankers, state and national banks, savings and loan associations, mortgage brokers, credit unions and others for mortgage loans. The periodic surges in refinancing activity in 1993, 1998 and again in 2001 led to a rapid expansion of mortgage providers, resulting in industry over-capacity. During fiscal year 2001 competition for mortgage loans intensified due to the increased aggressiveness of major banks. Banks have an advantage over others in that they can price their mortgages at their lower short-term cost of funds. In addition, due to their strong capital position which increases their capacity to hold portfolio loans, banks are extremely aggressive with mortgage price discounting in order to expand their mortgage base as a platform from which to cross-sell other bank products. The result is a competitive market wherein major banks, through their mortgage banking subsidiaries, are more aggressively pricing their loans than the traditional secondary market agencies such as FHLMC and FNMA. Recognizing this, EliteAgents has established correspondent relationships with several major banks. EliteAgents also competes by operating only in strategically selected geographic markets, motivating its sales force through incentive compensation based on loan origination volume, providing prompt and comprehensive service and otherwise maintaining strong professional relationships with the EliteAgents network of Professionals.

Purchase vs. Refinancing Loans.
-------------------------------
EliteAgents believes that its diversified business model will tend to increase its ratio of purchase-to-refinance loan business. This is beneficial for EliteAgents because the ratio of closed loans to loan applications increases significantly for purchase loans as compared to refinancing loans. There are several reasons for this. As interest rates vary, purchase loan volume tends to remain relatively steady, while refinancing loan volume tends to increase as rates go down and decrease as rates go up. Borrowers seeking to refinance an existing loan tend to delay borrowing decisions or to cancel loan applications, while purchase loans tend to be much more likely to close, in part because there is usually a contract date between a buyer and seller in a purchase transaction that must be satisfied. Lenders also tend to give more attention to purchase transactions than they do to refinance transactions because of the specified contract date. Finally, the amount of labor expended by EliteAgents on a loan application that doesn't close is typically not materially different from the labor expended on a closed loan.

Regulation.
-----------
EliteAgents' operations are subject to local, state and federal regulation, including, but not limited to, the following federal statutes and regulation promulgated thereunder: Title 1 of the Consumer Credit Protection Act of 1968, as amended (including certain provisions thereof commonly known as the "Truth-in-Lending Act" or "TILA"), the Equal Credit Opportunity Act of 1974, as amended ("ECOA"), the Home Mortgage Disclosure Act, the Fair Credit Reporting Act of 1970 ("FCRA"), the Fair Debt Collection Practices Act, RESPA and the National Housing Act.

In addition, EliteAgents is subject to state laws and regulations, including licensing laws and regulations and usury laws, which limit the amount of interest and other changes lenders, can collect on loans. EliteAgents is subject to the rules and regulations of the FHA, the VA and state regulatory authorities with respect to originating, processing, underwriting, selling and servicing mortgage loans which it originates under programs governed by the respective agencies. EliteAgents is subject to other laws and regulations specifying eligibility criteria for mortgage loans, prohibiting discrimination and establishing underwriting guidelines, which include provisions for inspections and appraisals, requirements for credit reports on prospective borrowers and limits on maximum loan amounts, and with respect to the VA loans, limits on maximum interest rates. Moreover, lenders such as EliteAgents are required to submit annually to the FHLMC, FHA and VA, audited financial statements, and each state regulatory entity has its own financial requirements.

EliteAgents is also subject to examination by the FHA and VA to assure compliance with all applicable regulations, policies and procedures. Many of the aforementioned regulatory requirements are designed to protect the interests of consumers, while others protect the owners or insurers of mortgage loans. Failure to comply with these requirements can lead to loss of approved status, demands for indemnification or loan repurchases, class action lawsuits and administrative enforcement actions. EliteAgents is licensed to do business in New Jersey, Connecticut, Florida, Illinois, Michigan, Missouri, Georgia and Pennsylvania, and its mortgage banking operations are subject to the laws of those states, including those prohibiting usury.

EliteAgents employs a full-time compliance officer and out-sources quality assurance to monitor and audit compliance with all regulatory requirements.

Employees
---------
As of March 28, 2002, the Company employed approximately 40 full-time employees. The Company believes its planned compensation policies and working environment can satisfy employees. No employees are represented by collective bargaining organizations. Should the Company experience difficulty in labor relations, it may lose flexibility and productivity and suffer an adverse effect on profitability.

Item 2.  Description of Property.

The Company does not own any real property. The following table sets forth the location, approximate size, annual base rent, and lease expiration date of the Company's significant facilities:

                                     Size             Annual         Lease
Principal Use and Address     (rentable sq. ft.)     Base Rent     Expiration
-------------------------     ------------------     ---------     ----------
Corporate office,
sales and information
technology office:
39 Plymouth Street                  17,496           $166,212         2005
Fairfield, New Jersey

Held for sublease:
373D Route 46 West                   2,121           $ 23,331         2002
Fairfield, New Jersey

Item 3.  Legal Proceedings.

In the ordinary course of its business, the Company may at times be subject to various legal proceedings. The Company is not a party to any litigation and, to its knowledge, no action, suit or proceedings have been threatened against the Company.

Item 4.  Submission of Matters to a Vote of Security-Holders.

No meetings of the Company's stockholders were held during the fiscal quarter ended December 31, 2001.

Item 5.  Market for Common Equity and Related Stockholder Matters.

Common Stock Information
------------------------
As of March 28, 2002, there were approximately 198 record and beneficial holders of the Company's Common Stock and a total of 80,000,000 shares of the Company's Common Stock were outstanding. The Company's Common Stock has been traded on the OTC Bulletin Board under the symbol "MLSP." The most recent bid price for the Company's shares was $0.33 per share.

The following table sets forth, for the quarters indicated, the range of high and low bid prices of the Company's Common Stock:

By Quarter Ended:
Fiscal 2001                            High           Low
-----------                            ----           ---
March 31, 2001                           *             *
June 30, 2001                            *             *
September 30, 2001                       *             *
December 31, 2001                        *             *

Fiscal 2000
-----------
March 31, 2000                           *             *
June 30, 2000                           $.10          $.00
September 30, 2000                       *             *
December 31, 2000                        *             *

* no bid

The quotations set forth above reflect inter-dealer prices, without dealer mark-up, mark-down or commission and may not represent actual transactions.

Dividend Policy
---------------
The Company has not paid any dividends since its inception. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying dividends in the foreseeable future. Future cash dividends, if any, will be at the discretion of the Company's Board of Directors and will depend upon, among other things, on the Company's future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as the Company's Board of Directors may deem relevant.

Recent Sales of Unregistered Securities
---------------------------------------
In connection with the satisfaction of outstanding indebtedness in the amount of $39,625.04, the Company issued 120,861 shares of the Company's unregistered Common Stock to EARNCO MPPP on December 10, 2001. The shares issued in this transaction were exempt from registration requirements pursuant to the exemptions from registration contained in Section 4(2) of the Securities Act of 1933, as amended to date.

From October 2001 through January 2002, EliteAgents undertook an offering of convertible promissory notes. These notes accrued interest at 8% per year and were convertible into Common Stock of EliteAgents at a price per share of $0.50. The aggregate gross proceeds of the offering were $755,290. The notes issued in this transaction were exempt from registration requirements pursuant to the exemptions from registration contained in Rule 506 of Regulation D of the Securities Act of 1933, as amended to date. None of the net offering proceeds were, have been or will be paid directly or indirectly to any director, officer, general partner of EliteAgents or Milestone or their associates, persons owning 10% or more of any class of EliteAgents' or Milestone's equity securities, or an affiliate of EliteAgents or Milestone.

In connection with the consummation of the Exchange Transaction on January 3, 2002, the Company issued an aggregate of 69,811,601 shares of the Company's unregistered Common Stock to the holders of EliteAgents stock in exchange for all of the issued and outstanding shares and convertible promissory notes of EliteAgents. The shares issued in this transaction were exempt from registration requirements pursuant to the exemptions from registration contained in Rule 506 of Regulation D of the Securities Act of 1933, as amended to date. None of the net offering proceeds were, have been or will be paid directly or indirectly to any director, officer, general partner of EliteAgents or Milestone or their associates, persons owning 10% or more of any class of EliteAgents' or Milestone's equity securities, or an affiliate of EliteAgents or Milestone.

Following the consummation of the Exchange Transaction from January 2002 through March 2002, Milestone issued an aggregate of an additional 2,188,399 shares of Milestone's unregistered Common Stock to purchasers of that Common Stock at a price per share of approximately $0.049. The aggregate gross proceeds from the offering were $107,500. The shares issued in this transaction were exempt from registration requirements pursuant to the exemptions from registration contained in Rule 506 of Regulation D of the Securities Act of 1933, as amended to date. None of the net offering proceeds were, have been or will be paid directly or indirectly to any director, officer, general partner of EliteAgents or Milestone or their associates, persons owning 10% or more of any class of EliteAgents' or Milestone's equity securities, or an affiliate of EliteAgents or Milestone.

In March 2002, Milestone issued 100,000 shares of Milestone's unregistered Common Stock and a convertible promissory note which is voluntarily convertible into shares of the Company's unregistered Common Stock in the principal amount of $100,000 at a conversion price of $0.20 per share. The interest rate on the promissory note is 10%, and the maturity date for the promissory note is March 1, 2003. The notes and shares issued in this transaction were exempt from registration requirements pursuant to the exemption from registration contained in Rule 506 of Regulation D of the Securities Act of 1933, as amended to date. None of the net offering proceeds were, have been or will be paid directly or indirectly to any director, officer, general partner of EliteAgents or Milestone or their associates, persons owning 10% or more of any class of EliteAgents' or Milestone's equity securities, or an affiliate of EliteAgents or Milestone.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                     General

Because Milestone had no material business operations and virtually no assets or liabilities as of the end of its 2001 fiscal year and prior to the consummation of the Exchange Transaction on January 3, 2002, the majority of the discussion and analysis in this section relates to the business of the accounting acquirer in the Exchange Transaction, EliteAgents, during fiscal year 2001 and to EliteAgents' current business, although certain portions of the discussion relate to Milestone. The financial statements of EliteAgents for fiscal year 2001 have been previously filed with the SEC on Form 8-KA on March 19, 2002.

EliteAgents underwent many changes in its business operations during the 2001 fiscal year and the beginning of the 2002 fiscal year. In October 2001, EliteAgents initiated an offering of convertible promissory notes, and the proceeds from this offering were used to fund ongoing business operations. In addition, EliteAgents negotiated the terms of the Exchange Transaction with Milestone. EliteAgents also made strategic changes to its sales model. Remote sales offices were opened in multiple states to expand market penetration. In addition, EliteAgents initiated discussions with principals of an equipment leasing company relating to a possible acquisition of its stock and lease base and the subsequent hiring of certain key employees. Each of these actions, along with EliteAgents' general business results, is discussed below.

Exchange Transaction and Subsequent Sales of Milestone's Common Stock

EliteAgents and Milestone consummated the Exchange Transaction on January 3, 2002. As a result of the Exchange Transaction, EliteAgents became a wholly-owned subsidiary of Milestone, and the former shareholders of EliteAgents became the majority shareholders of Milestone. As a result of the Exchange Transaction and the subsequent sales of Milestone's Common Stock from January 2002 to March 2002, there were 80,000,000 issued and outstanding shares of Milestone's Common Stock. Milestone intends to seek the approval of its shareholders to undertake a reverse stock split to reduce the number of issued and outstanding shares of its Common Stock.

Sales Model

EliteAgents initially launched its test market sales force in May 2000. EliteAgents' original sales model was to have non-loan-producing sales personnel recruit and enroll Professionals to establish branch office locations. These sales people received commissions based on the sign-ups and loan production from these branch locations. Following the sign-up phase, EliteAgents employed a staff of loan officers to train the branch personnel. These loan officers were also compensated based on the loan production from these branches. EliteAgents discouraged any personal loan production from its sales force or support force so as to avoid potential conflict with its branches. This proved to be an expensive and inefficient sales model, and EliteAgents changed its sales model in 2001.

EliteAgents' current sales model provides for the distribution of EliteAgents' services and products through multiple channels. The sales force is now made up of professional loan officers who are chartered and encouraged to undertake personal loan production. These loan officers are provided incentives to build a network of Professionals consisting of realtors, financial planners, accountants, insurance agents, builders, small banks, attorneys, and others. These Professionals also provide the loan officer with sales leads for loan production. The loan officer is always competing with multiple loan officers for the sales leads from these Professionals, who maintain control of the transaction.

Utilizing EliteAgents' sales model, the loan officer/sales person can now sign-up these people as branch locations or as solicitors. By complying with RESPA, these Professionals are legally empowered to originate mortgages and receive industry-standard commissions for doing so.

Equipment Leasing Services

Milestone is actively pursuing the expansion of its business operations through the acquisition of an equipment leasing company, preferably one with strong relationships with major lessees and debt sources. Small-cap and mid-cap customer size leasing is a financial service that Milestone intends to offer in 2002. It is a part of the overall strategy to utilize the same sales distribution model of a direct sales force and sales through the network sites. Web-based technology will have the same "look and feel" as that of the mortgage origination systems. Back office operations will be outsourced.

              Significant Accounting Policies of EliteAgents

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue recognition. Nonrefundable mortgage application fees are recognized when received. Other loan origination and processing income and broker fee income is recognized when the loan closes. Gains on sales of loans to permanent investors are recognized when the loan has been sold and subsequently transferred to a permanent investor, generally upon the receipt of payment.

Mortgage loans held for sale. Mortgage loans held for sale are carried at the lower of aggregate cost or market. Market value is determined by outstanding commitments from investors or current investor yield requirements.

Property and equipment. Property and equipment are recorded at cost. Depreciation and amortization are computed on the straight-line method over estimated useful lives ranging from three to seven years.

Software development costs. EliteAgents accounts for costs incurred in connection with the development of software in accordance with Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." Accordingly, all costs incurred in the preliminary project stage are expensed as incurred, and internal and external costs incurred to develop internal use computer software during the application development stage are capitalized. Capitalized software development costs are amortized on a straight-line basis over an estimated useful life of three years.

Web site development costs. EliteAgents accounts for costs incurred in connection with the development of its web site in accordance with Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" and Emerging Issues Task Force Issue No. 00-2, "Accounting for Web Site Development Costs." Accordingly, all costs incurred in planning the development of a web site are expensed as incurred. Costs, other than general and administrative and overhead costs, incurred in the web site application and infrastructure development stage, which involves acquiring or developing hardware and software to operate the web site, are capitalized. Fees paid to an Internet service provider for hosting a web site on its server(s) connected to the Internet are expensed over the estimated period of benefit. Other costs incurred during the operating stage, such as training, administration and maintenance costs, are expensed as incurred. Costs incurred during the operating stage for upgrades and enhancements of a web site are capitalized if it is probable that they will result in added functionality. Capitalized web site development costs are amortized on a straight-line basis over their estimated useful life.

Impairment of long-lived assets. EliteAgents has adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Under SFAS 121, impairment losses on long-lived assets, such as property and equipment, capitalized software and web site development costs, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.

Stock options and warrants. In accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," EliteAgents will only recognize compensation costs as a result of the issuance of stock options and warrants to employees based on the excess, if any, of the fair value of the underlying stock at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. Therefore, EliteAgents is not required to recognize compensation expense as a result of any grants to employees at an exercise price that is equal to or greater than fair value. EliteAgents also makes pro forma disclosures, in accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation" ("SFAS 123"), of net income or loss as if a fair value based method of accounting for stock options and warrants had been applied.

In accordance with SFAS 123, EliteAgents will recognize the cost of preferred or common shares, options, warrants and other equity instruments issued to nonemployees as consideration for services as expense over the periods in which the related services are rendered by a charge to compensation cost or another appropriate expense account and a corresponding credit to additional paid-in capital. Generally, cost will be determined based on the fair value of the equity instruments at the date of issuance. The fair value of shares, options, warrants and similar equity instruments will be estimated based on the minimum value method, which meets the criteria set forth in SFAS 123, and the assumption that all of the options or other equity instruments will ultimately vest. The effect of actual forfeitures will be recognized as they occur.

Net earnings (loss) per common share. EliteAgents presents "basic" earnings
(loss) per common share and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per common share is calculated by dividing the income or loss applicable to common stock by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the income or loss applicable to common stock and the weighted average number of common shares outstanding during each period are adjusted for the effects of the assumed issuance of all potentially dilutive common shares, such as those issuable upon the exercise of options, warrants and the conversion of convertible debentures and preferred stock.

Diluted earnings per share amounts have not been presented in the accompanying statements of operations because EliteAgents had net losses for 2001 and 2000 and, accordingly, the assumed effects of the exercise of outstanding options, warrants and the application of the treasury stock method, the assumed effects of the conversion of outstanding convertible debentures, including any related adjustments to interest expense, and the assumed effects of the conversion of shares of preferred stock, and the application of the treasury stock method would have been anti-dilutive.

Recent accounting pronouncements. The FASB and the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("ACSEC") had issued certain accounting pronouncements as of December 31, 2001 that will become effective in subsequent periods; however, management of EliteAgents does not believe that any of those pronouncements would have significantly affected EliteAgents' financial accounting measurements or disclosures had they been in effect during 2001 or that they will have a significant effect at the time they become effective.



                              Results of Operations

2001 represented the first full year of operations for EliteAgents in utilizing its sales distribution model and Web-based technology. The System was created during 1999, refined throughout 2000 and offered to test market users in May 2000. EliteAgents' test market results indicated that real estate professionals wanted to provide mortgages to their clients, but were slow to adopt new service offerings and technology products. During 2001, EliteAgents increased its user base from real estate agents to include accountants, financial planners and insurance agents. The real estate agent segment, while a valuable contributor of loans, required a greater investment of training and maintenance than other segments. The sales and marketing strategy of EliteAgents going forward is to focus on business professionals that have ready access to customers in need of a purchase or refinance mortgage. EliteAgents believes that this diversified approach was and will continue to be instrumental in helping to maintain an increased ratio of purchase-to-refinance business, which is likely to improve EliteAgents' results of operations.

Originally, EliteAgents sought talented salespeople to market the EliteAgents approach to originating mortgages. These salespeople typically did not have mortgage-related backgrounds. These people were successful in signing up branches, and within six months of entering the marketplace, EliteAgents had enrolled over a hundred accounts. In order to make an account productive, however, EliteAgents found that significant ongoing account management was required to derive sales volume from the account. Based on its experience during 2001, EliteAgents has determined that experienced professional loan officers are more likely to be successful at providing this ongoing account management. In addition, experienced professional loan officers are more able to generate their own loan originations. For these reasons, EliteAgents will now seek to hire only experienced professional loan officers. Given the record volumes of mortgage transactions during 2000 and 2001, EliteAgents had difficulty in recruiting experienced professional loan officers, because these persons risked forfeiting significant commissions if they left their current employers. If the industry returns to lower volumes of activity and EliteAgents' business model gains awareness in the marketplace, EliteAgents anticipates becoming more effective in recruiting. Recruiting will continue to be a critical component of EliteAgents' success.

EliteAgents' net loss from operations for fiscal year 2001 was $3.6 million, compared to a net loss of $2.6 million in fiscal year 2000.

Revenue
-------
In 2001, EliteAgents generated revenue primarily from loan origination income and broker fees, and also from net gain on the sale of mortgage loans in the secondary market, and from interest income received on mortgage loans during the period in which EliteAgents warehoused loans pending their sale and purchase. Loan origination income and broker fees, net gain on the sale of mortgage loans and interest income are largely transaction-oriented and volume-driven. EliteAgents did not engage in the warehousing of mortgage loans until the fourth quarter of the year ended December 31, 2001 and accordingly revenues from such activities were not material. Revenues increased from $347,564 during the year ended December 31, 2000 to $1,371,837 during the year ended December 31, 2001, representing an increase in revenues of 295%. The primary reason for the increase in revenues resulted from an overall increase in loan volume. During the year ended December 31, 2001, EliteAgents produced 420 loans aggregating $78,891,079 as compared to 56 loans aggregating $8,619,341 in fiscal year 2000, amounting to an increase of 917%. As a result of the increase in overall volume, broker fee income and loan origination income were $1,131,304 and $226,807, respectively during the year ended December 31, 2001 as compared to $309,757 and $33,139, respectively during the year ended December 31, 2000. If EliteAgents is successful in achieving its business development goals, it is anticipated that the per-loan revenue from loan origination income and broker fees will decrease, but that this decrease will be more than offset by increased gains on the sale of mortgage loans and increased net interest income, leading to increases in net revenue.

Loan Origination and Broker Fee Income. EliteAgents recognizes loan origination income and broker fees paid by the borrower for an originated mortgage loan in three ways. First, fees from purchase mortgage loan originations are realized at closing if the loans are brokered, not warehoused. Second, fees from refinance mortgage loan originations are realized three days after closing following the expiration of the borrower's rights of rescission, if the loans are brokered, not warehoused. Third, fees from purchase and refinance mortgage loan originations that are warehoused are recognized when those respective loans are sold from the warehouse line. Refinanced mortgage loans must be held beyond their rescission period before they can be sold. Loan origination income and broker fees increased 516% to $1.36 million in fiscal year 2001 from $240 thousand in fiscal year 2000.

Gains on Sale of Mortgage Loans. Variations in gains and losses from the sale of mortgage loans result from a number of factors, including: (a) pricing by our competitors, particularly during active loan and refinancing periods, which may exert downward pressure on our pricing structure at the time of origination; and
(b) interest rate increases or decreases between the time that EliteAgents commits to originate or purchase loans and when it commits to sell the loans in the secondary markets.

Net Interest Income. Net interest income consists of the difference between the interest income received on mortgage loans and the interest paid by EliteAgents on the short-term bank borrowings used to finance mortgage loans prior to settlement of purchase. The conditions that affect net interest income from period to period include the relationship between prevailing mortgage rates and short-term borrowing rates, the mix of fixed-rate and adjustable rate mortgage loans held for sale and the average holding period before the loans are sold.

Expenses
--------
The major components of EliteAgents' expenses are (i) compensation and benefits, and (ii) general and administrative expenses. Total operating expenses increased by 169% to $4.9 million for 2001 from $2.9 million in 2000.

Operating expenses increased as a direct result of EliteAgents' expansion into multiple states. As the amount of mortgage loans originated by EliteAgents increases, total employee compensation increases as a result of salaries and/or commissions paid to loan originators, processors and underwriters, and other staff required to support the loan origination volume. While employee compensation increased with volume during 2001, EliteAgents also supported a larger number of senior management personnel and technical personnel than is typical for a company its size. This is because EliteAgents' current loan volume is more typical of a local mortgage company, while EliteAgents has invested in management, technical personnel and regional sales offices with the intention of rolling out the System and LOIS to several incremental states each year. During the fourth quarter of 2001, EliteAgents opened up sales offices in Florida, Georgia, Illinois and Michigan. EliteAgents expected that this expansion would produce increased revenue quickly and that this revenue increase would largely offset the costs of expansion, but this did not incur, in part due to the fact that EliteAgents had insufficient funds to engage in its planned marketing efforts. The expansion was intended to take advantage of the growth in loan refinancing and thereby gain a foothold in each of these markets from which to recruit loan officers. However, more than a dozen loan officers who were recruited subsequently left EliteAgents due to inadequate lead sourcing, resulting largely from inadequate advertising efforts.

EliteAgents expects to benefit from significant economies of scale if it succeeds in generating greater loan origination volume from these regional offices. If EliteAgents is successful in this expansion effort, the greater infrastructure will be used to support the increased loan volume. The infrastructure will also facilitate EliteAgents' plans to provide additional financial services offerings through its sales distribution model.

Other interest expense. As more fully discussed in the Liquidity and Capital Resources section below, during the year ended December 31, 2001 EliteAgents sold convertible debentures to investors. The convertible debentures provided for the purchasers of the notes to convert their notes into common stock at any time at a conversion price less than the market value of the common stock. This benefit to the note holder is a beneficial conversion feature and resulted in a non-cash interest charge of $615,290 during the year ended December 31, 2001. The remainder of other interest expense results from financing costs associated with capital lease obligations, primarily for computer hardware.

Extraordinary loss on extinguishment of debt. The extraordinary loss on extinguishment of debt during the year ended December 31, 2001 of $1,768,737 results from non-cash charges associated with the benefits provided to a holder of a convertible note to induce the holder to convert his note into shares of EliteAgents common stock. As an inducement to convert, the note holder was provided with warrants to purchase 1,315,411 shares of EliteAgents common stock at $1.77 per share and warrants to purchase 285,000 shares of EliteAgents common stock at $0.50 per share. The warrants expire in October 2006. In addition, EliteAgents reduced the conversion price for the principal and accrued interest on the promissory note from $1.77 per share to $1.44 per share. The fair value of the warrants using the minimum value method in accordance with Statement on Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation"("SFAS 123") was $1,532,666 and the benefit associated with the reduction of the conversion price was $236,071.

Income Taxes. EliteAgents has incurred net operating losses since inception, and therefore has not incurred any income taxes. EliteAgents has a net operating tax loss carry forward of approximately $6 million, of which we can use only $520,000 per year.

Liquidity and Capital Resources

As of December 31, 2001, EliteAgents had a cash balance of only $6,000 and a working capital deficiency of $299,000. In addition, EliteAgents had negative cash flows from operation of $3,091,000 and $2,106,000 in 2001 and 2000, respectively. Management believes it is probable that EliteAgents will continue to incur negative cash flows from operating activities through at least June 30, 2002 and that EliteAgents will need to obtain immediately additional equity or debt financing to be able to sustain its operations until it can achieve profitability.

Due to a variety of factors, including EliteAgents' brief history of operations and ongoing operating losses, and the economic downturn in 2001, EliteAgents has been severely challenged in its efforts to raise working capital. During 2001, EliteAgents received $1,000,000 in bridge debt financing from an investor, which was subsequently converted in December 2001 into 707,846 shares of Common Stock of EliteAgents and warrants to purchase 285,000 shares of Common Stock of EliteAgents at $0.50 per share and 1,315,411 shares of Common Stock of EliteAgents at $1.77 per share. The EliteAgents Common Stock issued to the bridge debt investor was converted into Common Stock of Milestone in the Exchange Transaction, and the warrants for the purchase of EliteAgents Common Stock were converted into warrants for the purchase of Milestone Common Stock.

In October 2001, EliteAgents initiated an offering of convertible promissory notes. These notes accrued interest at 8% per year and were convertible into Common Stock of EliteAgents at a price per share of $0.50. From October 2001 through January 2002, EliteAgents raised $755,290 in this convertible promissory note offering.

Following the consummation of the Exchange Transaction in January 2002, Milestone initiated an offering of its unregistered Common Stock. Milestone sold 2,188,399 shares of its Common Stock at a per share price of approximately $0.049 from January 2002 to March 2002, for an aggregate purchase price of $107,500.

Milestone continues to seek sources of debt and equity financing to fund its immediate ongoing business operations.

A warehouse line of credit, collateralized by mortgages, has been established with The Provident Bank. The amount of the line is $2.0 million and as usage increases and proper balance sheet requirements are met, EliteAgents believes it will receive increases in its line. There are more attractively priced warehouse lines available in the industry, but given the current developmental status of EliteAgents' business and EliteAgents' financial situation, management believes that it is reasonable to maintain the warehouse line with The Provident Bank. Of the $2.0 million available under the line of credit, the maximum amount that EliteAgents has processed through the line in a single month has been $1.4 million. Transactions processed through the line of credit resulted in a typical increase of 35 to 40 basis points over brokered loans. As EliteAgents becomes more proficient at utilizing the line, management expects that the line can be filled and cleared twice a month at its current limits, thereby producing additional margins.

The warehouse line of credit with The Provident Bank expires on March 31, 2002. EliteAgents has already submitted financial data for its fiscal year 2001, along with other information required for renewal, and management anticipates that the warehouse line will be renewed. The Provident Bank has repeatedly asked EliteAgents to use more of the line of credit or risk having the line reduced, and The Provident Bank may elect in the future to reduce the line of credit.

EliteAgents has been undercapitalized since its inception. EliteAgents' ability to fund its business operations, test multiple business strategies concurrently or to spend planned amounts marketing has been hampered as a result. EliteAgents' current financial position is precarious in that monthly revenues do not yet meet monthly expenses, and EliteAgents has minimal working capital in reserve. To control spending, EliteAgents has implemented several measures. In the fourth quarter of the 2001 fiscal year, all employees salaries were reduced from 5 to 15%. Key management personnel forfeited their wages periodically during fiscal year 2001, and have forfeited their wages from the beginning of 2002 through March 2002. The current operating expenses, pre-commissions, are approximately $310,000 per month. Over 15% of EliteAgents' current operating expenses are being used to pay down past bills incurred for professional services and for equipment. For EliteAgents to sustain its business operations, increase sales production and engage in marketing efforts, with a goal of having EliteAgents generate positive net revenue on a monthly basis, it will be necessary for EliteAgents to immediately obtain additional funding and to continue to control expenses.

                                  RISK FACTORS

The risk factors listed below, as well as any other cautionary language in this Form 10-KSB, provide examples of just a few of the many risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in the forward-looking statements. One should be aware that the occurrence of the events described in the following risk factors and elsewhere in this Form 10-KSB, or in other publicly filed reports which we may file from time to time, could have a material adverse effect on our business, operating results and financial condition. In addition, any one or more of the risks outlined below could have a greater or lesser impact on our business at any particular point in time and one should not give any greater or lesser emphasis or weight to any single factor merely by virtue of the order of its presentation or the depth of its discussion in this Form 10-KSB.

Additional infrastructure and expenses
--------------------------------------
Because of our status as a publicly traded company, we will be required to incur significant expenditures and establish additional infrastructure in order to comply with the requirements of applicable securities laws, including financial advisory, legal and accounting fees. If these resources were not expended for this purpose, such resources would be available to fund and manage our ongoing business operations and growth.

Market volatility
-----------------
There is currently a limited active trading market for our common shares. Therefore, the sale of a small number of our shares may have a significant impact on our stock price. In addition, holders of our common shares may not be able to sell a substantial number of shares of our stock. There can be no assurances that a trading market will develop or will be sustained if developed.

Even if an active trading market develops, the market price of the common shares is likely to be highly volatile and could fluctuate significantly in response to various factors, including:

     o    Actual or anticipated variations in our quarterly operating results;

     o Announcements of technological innovations or new services or products by us or by our competitors;

     o    Timeliness of introductions of new products and services;

     o    Changes in financial estimates by securities analysts;

     o    Conditions in the mortgage lending and Internet markets; and

     o    General market conditions and other factors

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected the market prices of equity securities of many companies. These fluctuations have often been unrelated or disproportionate to operating performance. These broad market factors may materially affect the trading price of our common stock. General economic, political and market conditions like recessions and interest rate fluctuations may also have an adverse effect on the market price of our common stock. In the past, following periods of volatility in the market price for a company's securities, stockholders have often initiated securities class action litigation. Any securities class action litigation could result in substantial costs and the diversion of our management's attention and resources, which would have a material adverse effect on our business, financial condition, results of operations and prospects.

Our quarterly operating results have varied in the past, and it is expected that they will continue to vary in future periods depending on a number of factors, including variances in demand for our products and services and other factors, including the factors described in this "Risk Factors" section. We expect to increase activities and spending in substantially all of our operational areas. Our expense levels are based in part upon our expectations concerning future revenue, and these expense levels are relatively fixed in the short term. If we receive lower revenue, we may not be able to reduce our spending in the short term in response. Any shortfall in revenue would have a direct impact on our results of operations. For these and other reasons, we may not meet the earnings estimates of securities analysts or investors, and our stock price could suffer.

Need for additional financing; uncertainty of additional financing
------------------------------------------------------------------
We need to raise a significant amount of capital to pay our immediate operating expenses to sustain and expand our mortgage loan business and to initiate our equipment leasing division. Until such time, if any, as we are able to operate at a break-even level, we must rely primarily on the funds generated by equity or debt offerings, as well as (potentially) loans provided by commercial lenders or private persons to support our operations. There can be no assurance that we will ever be able to generate sufficient revenue from ongoing operations to sustain our operations or that additional equity and/or debt will be available to meet capital shortfalls. While we have used our best efforts to estimate our capital needs until revenue is sufficient to provide for ongoing operations, there can be no assurance that the funds that we may seek to raise through debt or equity offerings and our other fund-raising efforts will be adequate to enable us to develop, market, and sell our services and to meet operating expenses. While we are currently planning to raise additional capital in early 2002, there can be no assurance that such additional funding would materialize should it be necessary or that it would be on terms acceptable to us.

We may raise capital through the sale of debt or equity securities, which may be unregistered and may be subject to other restrictions on transfer. Some of our shares are freely tradable. Therefore, those of our current shareholders that hold freely tradable shares may have significant influence upon the stock price of our stock. Sales of our common stock in the public market, or the perception that such sales will occur, could adversely affect the market price of the common stock and make it more difficult for us to raise funds through equity or debt offerings in the future. In addition, a substantial number of outstanding shares of common stock and shares issuable upon exercise of outstanding options and warrants will become available for resale in the public market at prescribed times.

Without limiting the foregoing, any additional financing we may obtain will present additional risks to our stockholders and/or debt holders, including the following:

     o If the additional financing requires the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and/or the debt position of our debt holders will be adversely affected;

     o Any new securities may have rights, preferences or privileges senior or in addition to the rights of existing stockholders and debt holders;

     o Additional financing may not be available to us, or available only on unfavorable terms; and

     o If adequate funds are not available, or not available on favorable terms, we may not be able to fund our expansion or may be required to limit or cease operations.

Government regulation and legal uncertainties
---------------------------------------------
Our mortgage operations are subject to extensive regulation by federal and state governmental authorities and are subject to various laws and judicial and administrative decisions that, among other things, establish licensing requirements, regulate credit-granting activities, establish maximum interest rates and insurance coverages, require disclosures to customers, govern secured transactions, and establish collection, repossession and claims handling procedures and other trade practices. Although we believe that we are and will continue to be in compliance in all material and relevant respects with applicable federal and state laws, rules and regulations, there can be no assurance that more restrictive laws, rules and regulations will not be adopted in the future, which could make our compliance more difficult or expensive, restrict our ability to originate or sell mortgage loans, or further limit or restrict the amount of interest and other charges earned from loans originated or purchased by us. In particular, certain states require that interest must be paid to mortgagors on funds deposited by them in escrow to cover mortgage-related payments such as property taxes and insurance premiums, and RESPA limits the amounts that can be held in escrow. While we do not currently intend to engage in servicing, holding of escrow funds, or other related activities, we will consider each and every related activity in the future and, to the extent we engage in additional services, we will become subject to increasing regulation, including additional state licensing requirements. If any additional legislative restrictions are imposed on us by federal or state regulations, the impact on our results of operations would depend on the requirements of such law or regulation.

Non-professional solicitors do not generally originate loans for fees. Due to our business structure, regulatory agencies may subject us to additional scrutiny. We may experience delays in processing of license applications by state regulatory agencies or incur additional cost in obtaining required licenses. We may decide to not enter markets where we could otherwise operate our business if the regulatory environment were not too burdensome. We may also incur substantial legal costs challenging licensing delays or denials, and our challenges may be unsuccessful.

We believe that our operations on the Internet are not currently subject to direct regulation by any government agency in the United States beyond mortgage-related regulations and regulations applicable to businesses generally. A number of legislative and regulatory proposals currently under consideration by federal, state and local governmental organizations may lead to laws or regulations concerning various aspects of business on the Internet, including:

          o    user privacy;

          o    taxation;

          o    content;

          o    access charges;

          o    liability for third-party activities; and

          o    jurisdiction.

The adoption of new laws or the application of existing laws may decrease the use of the Internet, increase the costs or otherwise adversely affect our business.

Regulatory and legal requirements are subject to change. If such requirements change and become more restrictive, it would be more difficult and expensive for us to comply and could affect the way we conduct our business, which could adversely impact our results of operations. Although we believe we are currently in material compliance with the laws, rules and regulations to which we are subject, we cannot assure that we are, or will be, in full compliance with applicable laws, rules and regulations.

If we cannot comply with those laws or regulations, or if new laws limit or eliminate some of the benefits of purchasing a mortgage, our business and results of operations may be materially adversely affected.

Pending industry-wide litigation could change the manner in which we do business and subject us to potential liability. Numerous lawsuits seeking class certification have been filed against mortgage lenders, not including us, alleging that a type of direct and indirect payments to mortgage brokers by those lenders violate the RESPA. These lawsuits have generally been filed on behalf of a purported nationwide class of borrowers and allege that various forms of direct and indirect payments to mortgage brokers are referral fees or unearned fees prohibited under RESPA, or that consumers were not informed of the brokers' compensation, in violation of law. HUD, acting upon Congress' direction, issued a policy statement in January 1999 setting forth its position that the legality of lender payments to mortgage brokers depends on a case-by-case analysis that takes into consideration all direct and indirect compensation received by the mortgage broker to determine whether (1) goods or facilities have been actually furnished or services performed for the compensation paid, and (2) the compensation is reasonably related to the value of the goods of facilities actually furnished or services actually performed.

We may receive various forms of direct and indirect payments from lenders for brokered loans. If the pending cases on lender payments to brokers are ultimately resolved against the lenders, this may cause an industry-wide change in the way independent mortgage brokers are compensated. In addition, future legislation, regulatory interpretations or judicial decisions may require us to change our broker compensation programs or subject us to material monetary judgments or other penalties. Any changes or penalties may have a material adverse effect on our business and results of operations.

Potential conflicts of interest
-------------------------------
Our senior management and members of our Board of Directors and persons affiliated with them own a majority of our common shares. It cannot be anticipated that any future sale of stock will reduce the combined ownership percentage of such persons below 50%. Such persons may control a sufficient number of our common shares to control many matters coming before our stockholders for a vote. As a consequence, such persons together may ultimately control many major decisions relating to our business operations. We may have potential conflicts of interest with such persons including, but not limited to, the fact that senior management may be due to receive salary payments even when we may not be achieving profit and cash flow objectives.

Dependence on management
------------------------
Our success will depend, to a large extent, upon the active participation of our executive officers, directors and outside consultants. The loss of services of any such individuals could materially and adversely affect the continued development of our business. We have noncompetition agreements with all management, technical and sales personnel, but we do not have any employment agreements with our key officers. We do not presently have key man life insurance for any of our officers and directors. Further, our success depends on our ability to attract, motivate and retain highly qualified professional and management personnel. Should we be unable to do so, our operation and growth prospects could be adversely affected.

If growth is not managed effectively, our financial performance could be
------------------------------------------------------------------------
adversely affected
------------------
We intend to grow by establishing new branch offices and adding new loan originators. Our plans for future growth will impose significant added responsibilities on members of our management team, including the need to identify, recruit, maintain and integrate additional employees, including management. There can be no assurance that the systems, procedures and controls that we establish will be adequate to support operations as they expand. If we fail to manage growth effectively, or are unable to recruit, maintain and integrate additional qualified employees, this could have a material adverse effect on our business and results of operations.

Poor economic conditions affecting the mortgage industry could reduce the demand
--------------------------------------------------------------------------------
for mortgages
-------------
Demand for mortgages will be adversely affected by periods of economic slowdown or recession which may be accompanied by rising interest rates, decreasing demand for consumer credit, declining home sales, declining real estate values and declining ability of borrowers to make loan payments. Changes in the level of consumer confidence, real estates values, prevailing interest rates and investment returns expected by the financial community could make mortgage loans of the types we originate less attractive to borrowers or investors because, among other things, the actual rates of delinquencies and foreclosures on those loans could be higher under adverse economic conditions than those currently experienced in the mortgage lending industry in general. A material decline in the volume of sales of residential real estate could also have a material adverse effect on our business and results of operations. Rising interest rates may also adversely affect demand for our refinancing services.

Intense competition could limit our market share and harm our performance
-------------------------------------------------------------------------
We face competition in the business of originating mortgage loans. Low barriers to entry result in a steady stream of new competition entering the traditional mortgage market and the Internet mortgage market. Mortgage companies must be able to offer a broad range of attractively priced products to remain competitive. We compete with a wide range of other mortgage lenders, including other mortgage banks, commercial banks, savings and loan associations, credit unions, insurance companies, other finance companies and other Internet mortgage web sites.

Many of these competitors or potential competitors are better established, substantially larger and have more capital and other resources. When we expand into additional geographical markets, we will face competition from consumer lenders with established positions in those markets. We will face competition from direct-to-customer Internet sites and from other business-to-business Internet sites.

If we or our agents causes errors in the loan origination process, we may be
----------------------------------------------------------------------------
responsible for the entire amount of the loan
---------------------------------------------
We have agreements with the various lenders on whose behalf we originate loans. Generally, we represent to our lenders that the loans were originated in compliance with laws, including delivery of required disclosures to the borrower. We may also represent to the lender that the lender's origination criteria, such as borrower qualifications and title insurance, have been met. We generally agree to repurchase the loan if certain limited conditions are met, such as if we have committed fraud, if our representations are not accurate, or if the borrower has a right to rescind the loan transaction as a result of our actions. If we are required to repurchase a loan, we may not be able to fully collect from the borrower or by reselling the loan to third parties.

Because origination volume is geographically diverse, our business may be
-------------------------------------------------------------------------
adversely affected by developments in individual markets
--------------------------------------------------------
Should certain states or their surrounding regions experience adverse economic, political or business developments or suffer natural disasters, our ability to originate loans might be reduced, and the rates of delinquency and foreclosure on loans would be higher. Moreover, if any of these states or regions' real estate markets should experience an overall decline in property values, we may experience a substantial increase in the rates of delinquency, foreclosures, bankruptcies and losses on the loans we originate, which could negatively affect our ability to originate loans. Unless and until we achieve geographic diversification, any disproportionate economic downturn in certain areas could have a material adverse effect on our business results of operations.

The loss of key purchasers of the loans or a reduction in prices paid could
---------------------------------------------------------------------------
adversely affect our financial condition
----------------------------------------
We sell substantially all of the mortgages we originate to institutional lenders. We also sell the servicing rights to the loans at the same time. The agreements we have with the lenders can be terminated without cause on short notice. If our existing lenders cease to buy our loans or servicing rights and equivalent purchasers cannot be found on a timely basis, then our business and results of operations could be materially adversely affected. Our results of operations could also be affected if these financial institutions or other purchasers lower the price they pay or adversely change the material terms of the loan purchases.

The prices at which we sell loans vary over time. A number of factors determine the price that we receive for our loans. These factors include:

     o    the number of institutions that are willing to buy our loans;

     o    the amount of comparable loans available for sale;

     o    the levels of prepayments of, or defaults on, loans;

     o    the types and volume of loans we sell;

     o    the level and volatility of interest rates; and

     o    the quality of our loans.

The prices at which we can sell the mortgage servicing rights portion of the loan package vary over time and may be materially adversely affected by a number of factors, including the general supply of and demand for mortgage servicing rights and changes in interest rates. Servicing rights for a particular loan category that was originated at higher interest rates tend to have a lower value than those originated with comparatively lower interest rates due to the greater likelihood that loans with higher interest rates will be prepaid more quickly.

The loss or reduction of our warehousing line of credit could adversely affect
------------------------------------------------------------------------------
our financial condition
-----------------------
We rely on our warehousing line of credit with The Provident Bank ("Provident") to finance our mortgage loan operations. This line of credit may be terminated by Provident at any time and Provident may demand repayment of all advances made under this line of credit upon a termination. If we are unable to renew this line of credit, or if Provident elects to terminate this line of credit in the future, our business operations could be adversely affected.

Our financial results may fluctuate as a result of seasonality and other
------------------------------------------------------------------------
factors, including the demand for mortgage loans, which makes it difficult to
-----------------------------------------------------------------------------
predict our future performance
------------------------------
Our business is generally subject to seasonal trends. These trends reflect the general pattern of resale of homes, which typically peak during the spring and summer seasons and decline from January through March. Our quarterly results are expected to fluctuate in the future, reflecting the seasonality of our industry.

Further, if the closing of a sale of loans or servicing rights is postponed, our ability to recognize premium income from these sales is also postponed. If such a delay causes us to recognize income in the next quarter, the results of operations for the previous quarter could be materially adversely affected. In addition, the following factors may influence our revenues and net earnings:

     o    the level and volatility of interest rates;

     o    the demand for mortgage loans; and

     o    the size and timing of sales of loans and servicing rights.

These and other factors make it very difficult to predict the results of our operations.

We face risks associated with acquisitions and investments
----------------------------------------------------------
We may acquire or make investments in complementary businesses, products, services or technologies. We cannot assure that we will be able to identify additional acquisition or investment candidates. Even if we do identify suitable candidates, we cannot assure that we will be able to make such acquisitions or investments on commercially acceptable terms. We may not be able to integrate any future acquisitions with existing operations without substantial costs, delays or other problems. As we acquire businesses, key employees of the acquired companies could resign and our management's attention could be diverted from the conduct of our ongoing business. We may not be able to implement operational improvements in, or exploit potential synergies with, acquired businesses. Any of these factors could materially and adversely affect our operating results and financial condition. In addition, businesses we acquire may not perform as expected and we could be adversely affected by unforeseen liabilities, business conditions or market conditions.

The success of our online business depends on system integrity and security
---------------------------------------------------------------------------
The performance of our Web site and the Web sites in which we participate is important to our reputation, our ability to attract customers and our ability to achieve market acceptance of our services. Any system failure that causes an interruption or an increase in response time of these services could result in fewer loan applications. System failures, if prolonged, could reduce the attractiveness of our services to borrowers and Professionals. Our operations are susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins and similar events. In addition, despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with the computer systems. We do not carry sufficient insurance to compensate for losses that may occur as a result of any of these events.

A significant barrier to online commerce is the secure transmission of confidential information over public networks. We rely on encryption and authentication technology licensed from third parties to effect secure transmission of confidential information, such as that required on a mortgage loan application. Advances in computer capabilities, new discoveries in cryptography or other developments may result in a breach of the algorithms that we use to protect customer data. If any compromise of our security occurs, this would injure our reputation, and could adversely impact the success of our business.

Our online success depends on the ability to adapt to technological changes
---------------------------------------------------------------------------
The market for Internet products and services is characterized by rapid technological developments, evolving industry standards and frequent new products and enhancements. As the number of our Web pages and users increases, we will need to modify our Internet infrastructure and Web site to accommodate increased traffic. If we cannot modify our Internet systems in a timely manner, we may experience:

     o    system disruptions;

     o    slower response times;

     o    impaired quality and speed of application processing; and

     o    delays in reporting accurate interest rate information.

If we fail to effectively adapt to increased usage of the Internet or new technological developments, our business will be adversely affected.

Protection of our intellectual property is limited and uncertain
----------------------------------------------------------------
We currently rely on a combination of trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our intellectual property and trade secrets. Despite efforts to protect proprietary rights, unauthorized parties may attempt to copy aspects of our software or services or to obtain and use information that we regard as proprietary.

We are currently seeking registration for patent protection for some of our technology and for trademarks. We cannot be certain that patents or trademarks will issue from any of our applications or that any issued patent or trademark will be sufficient to protect our technology or branded goodwill.

Patent applications in the United States are maintained in secrecy until a patent issues. As a result, we can never be certain that others have not filed patent applications for technology covered by our technology or services or that we were the first to invent the technology. There may be third party patents, patent applications and other intellectual property relevant to our services and technology which are not known to us that may block or compete with our services or technology.

Competitors may have filed applications for, or may have received patents and may obtain additional patents and proprietary rights relating to products, services or technology that block or compete with our products, services or technology. We may have to participate in interference proceedings declared by the Patent and Trademark Office. These proceedings determine the priority of invention and, thus, the right to a patent for the technology in the United States. In addition, litigation may be necessary to enforce any patents issued to us or to determine the scope and validity of the proprietary rights of third parties. Litigation and interference proceedings, even if they are successful, are expensive to pursue, and we could use a substantial amount of our limited financial resources in either case.

Just as it is important to protect our proprietary rights, we also must not infringe patents issued to competitors and we must not breach the licenses that might cover technology used in our current and future products and services. If competitors own or have rights to technology that we need in our development efforts, we will need to obtain a license to those rights. If we fail to obtain any necessary licenses, we may be unable to complete development of our services and technology.

We have obtained trademark registrations for "EliteAgents" with and without artwork. We may be unable to secure trademark registrations for names used by us (including domain names) currently or in the future. It is also possible that competitors or others will adopt service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to confusion in the marketplace. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the terms that we use in marketing our services. Any claims or confusion related to our trademarks, or our failure to obtain trademark registration, would negatively affect our business.

Patent litigation is becoming more widespread. Although no third party has to date asserted a claim of infringement against us, we cannot assure that third parties will not assert patent or other intellectual property infringement claims against us with respect to our products or technology or other matters. If they do, we may not prevail and may not be able to obtain any necessary licenses on reasonable terms, if at all. Any such claims against us, with or without merit, as well as claims initiated by us against third parties, can be time-consuming and expensive to defend or prosecute and may result in the diversion of scarce management resources. These costs and diversions could harm our business. In addition, we are obligated under some agreements to indemnify other parties as a result of claims that we infringe on the proprietary rights of others. If we are required to indemnify parties under these agreements, our business could be harmed.

Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain names and to determine the validity and scope of the proprietary rights of others. If third parties prepare and file applications in the United States that claim trademarks used or registered by us, we may oppose those applications and be required to participate in proceedings before the United States Patent and Trademark Office to determine priority of rights to the trademark, which could result in substantial costs. Any litigation or adverse priority proceeding could result in substantial costs to us and diversion of our resources and could seriously harm our business and operating results. Finally, we may in the future sell our services and technology internationally, and the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Many countries have a "first-to-file" trademark registration system. As a result, we may be prevented from registering or using our trademarks in certain countries if third parties have previously filed applications to register or have registered the same or similar trademark. The means of protecting our proprietary rights may not be adequate, and competitors could independently develop similar technology.

We also rely on un-patented trade secrets and know-how to maintain our competitive position, but it is possible that our efforts to protect this information may be inadequate. Third parties, including competitors, may assert infringement claims against us and, in the event of an unfavorable ruling on any claim, we may be unable to obtain a license or similar agreement to use technology we need to conduct our business. If we are unable to protect adequately our technology and other intellectual property, our business could be materially and adversely affected.

If we borrow significant amounts of money in the future, this could limit our
-----------------------------------------------------------------------------
flexibility
-----------
Debt financing may not be available to us on favorable terms or at all. If debt financing is available and if we decide to borrow significant amounts of money in the future to fund our business, the terms of those borrowings would likely contain restrictive covenants that limit our ability to incur additional indebtedness and pay dividends. These instruments could also require us to pledge assets as security for the borrowings. If we were to leverage our business by incurring significant debt, we may be required to devote a substantial portion of our cash flow to service that indebtedness. This could require us to modify our business plan, for example, by delaying the expansion of the business.

Fluctuations in our net worth may affect state licenses
-------------------------------------------------------
The licenses that we are required to obtain in order to originate mortgage loans in certain states are conditioned on having and maintaining a specified net worth. If our net worth is less than the amount required by a state, we may be prohibited from originating loans in that state. We do not have substantial capital and anticipate that all or a substantial portion of the capital we may raise in the future will be expended to fund ongoing business operations and to expand our business. We believe that our net worth is sufficient to allow us to continue to originate loans in our current markets. Our net worth will fluctuate based upon the timing and amount of expenditures, revenue and capital infusions. Our net worth may from time to time fall below the amount required in certain states which will restrict our ability to originate loans in those states.

Interest rate risk
------------------
We manage many risks in our normal course of business; however, we consider interest rate risk to be one of the most significant market risks, which could materially impact our financial position and results of operations. The movements in interest rates will affect the value of our capitalized mortgage servicing rights, our mortgage inventory held for sale, the volume of our loan production and the total net interest income that we may earn.

Inflation
---------
Inflation may significantly affect EliteAgents' ability to originate loans. Interest rates typically increase during periods of high inflation and decrease during periods of low inflation. Generally, the mortgage banking industry has experienced increased origination volume in response to low interest rates and loan originations have generally decreased during periods of high interest rates.

Item 7.  Financial Statements.

(a) Financial Statements of Milestone Capital, Inc. The following audited financial statements of Milestone Capital, Inc. are attached:

         Balance Sheet as of December 31, 2001

         Statements of Operations for the years ended December 31, 2001 and 2000 and for the cumulative period from January 1, 1998 to December 31, 2001

         Statements of Changes in Stockholders' Equity (Deficit) for the years ended December 31, 2001, 2000, 1999 and 1998

         Statements of Cash Flows for the years ended December 31, 2001 and
         2000 and for the cumulative period from January 1, 1998 to December 31, 2001

         Notes to Financial Statements

(b) Financial Statements of EliteAgents, Inc. The following audited financial statements of EliteAgents, Inc. are attached:

         Balance Sheet as of December 31, 2001

         Pro Forma Balance Sheet as of December 31, 2001

         Statement of Operations for the year ended December 31, 2001

         Statement of Operations for the year ended December 31, 2000

         Statement of Changes in Stockholders' Equity for the year ended December 31, 2001

         Statement of Changes in Stockholders' Equity for the year ended December 31, 2000

         Statement of Cash Flows for the year ended  December 31, 2001

         Statement of Cash Flows for the year ended December 31, 2000

         Notes to the Financial Statements


(c) Pro Forma Financial Information. As of December 31, 2001, Milestone Capital, Inc. had assets of $33, liabilities of $85 and a shareholders' deficiency of $52. In addition, during 2001 and 2000, Milestone did not generate any revenue and had net losses of $22,752 and $19,015, respectively. Accordingly pro forma information was not deemed meaningful by management.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The response to this item is incorporated by reference to the Company's Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with the Company's annual meeting of stockholders.

Item 10. Executive Compensation

The response to this item is incorporated by reference to the Company's Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with the Company's annual meeting of stockholders.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The response to this item is incorporated by reference to the Company's Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with the Company's annual meeting of stockholders.

Item 12. Certain Relationships and Related Transactions.

The response to this item is incorporated by reference to the Company's Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with the Company's annual meeting of stockholders.

Item 13. Exhibits and Reports on Form 8-K.

(a) (1) Financial Statements. The following audited financial statements of EliteAgents, Inc. with the independent auditor's report by Angell & Deering required by this Item are submitted as part of this report:

         Balance Sheet as of December 31, 2001
         Statements of Operations for the years ended December 31, 2001 and 2000 and for the cumulative period from January 1, 1998 to December 31,
           2001
         Statements of Changes in Stockholders' Equity (Deficit) for the years ended December 31, 2001, 2000, 1999 and 1998
         Statements of Cash Flows for the years ended December 31, 2001 and 2000 and for the cumulative period from January 1, 1998 to December 31,
           2001
         Notes to Financial Statements

The following audited financial statements of EliteAgents, Inc. with the independent auditor's reports by J.H. Cohn LLP and Hegar & Crawford required by this Item are submitted as part of this report:

          Balance Sheet as of December 31, 2001
          Pro Forma Balance Sheet as of December 31, 2001
          Statement of Operations for the year ended December 31, 2001 Statement of Operations for the year ended December 31, 2000 Statement of Changes in Stockholders' Equity for the year ended
            December 31, 2001
          Statement of Changes in Stockholders' Equity for the year ended
            December 31, 2000
          Statement of Cash Flows for the year ended December 31, 2001 Statement of Cash Flows for the year ended December 31, 2000 Notes to the Financial Statements

(a) (2) Exhibits. The following exhibits are filed as part of this Annual Report on Form 10-KSB:

Exhibit
Number                Description
------                -----------

 2 Agreement Concerning the Exchange of Securities by and among Milestone Capital, Inc. and EliteAgents, Inc., dated January 2, 2002, as previously filed as Exhibit 10.1 to the Company's Form 8-K dated January 19, 2002.

 3.1 Articles of Incorporation of the Company, as previously filed with the Company's Form 10-KSB for the year ended December 31, 1998.

 3.2 Articles of Amendment to the Articles of Incorporation of the Company, as previously filed with the Company's Form 10-KSB for the year ended December 31, 1998.

 3.3 Bylaws of the Company, as previously filed with the Company's Form 10-KSB for the year ended December 31, 1998.

10.1 Warehouse Loan and Security Agreement by and among EliteAgents, Inc. and The Provident Bank dated May 30, 2001.

10.2                Lease Agreement dated March 4, 2000 by and among Ralph L.
                    Brass & Company and EliteAgents, Inc. for the property located at 39 Plymouth Street, Fairfield, New Jersey.

10.3                Milestone Capital, Inc. Stock Option Plan.

21                  Subsidiaries of the Company.

(b) Reports on Form 8-K. The Company filed no current report on Form 8-K during the fiscal quarter ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            MILESTONE CAPITAL, INC.

April 1, 2002                               By:  /s/  CHARLES J. DEMORY
                                               --------------------------------
                                                      Charles J. DeMory
                                                      Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signatures                        Title                          Date
      ----------                        -----                          ----

/s/  CHARLES J. DEMORY              Chairman, Chief Executive      April 1, 2002
-----------------------------       Officer, President
     Charles J. DeMory              and Director
                                    (Principal Executive
                                    Officer)

/s/  JOHN MANGEL III                Chief Financial Officer,       April 1, 2002
-----------------------------       Executive Vice President
     John Mangel III                and Director
                                    (Principal Financial and
                                    Accounting Officer)

/s/  HOWARD J. CONYACK, JR.         Executive Vice President,      April 1, 2002
-----------------------------       Treasurer and Director
     Howard J. Conyack, JR.


/s/  JOHN M. DUNN                   Vice President, Secretary      April 1, 2002
-------------------------------     and Director
     John M Dunn

                                  EXHIBIT INDEX


Exhibit
Number                       Description
------                       -----------

 2 Agreement Concerning the Exchange of Securities by and among Milestone Capital, Inc. and EliteAgents, Inc., dated January 2, 2002, as previously filed as Exhibit 10.1 to the Company's Form 8-K dated January 19, 2002.*

 3.1 Articles of Incorporation of the Company, as previously filed with the Company's Form 10-KSB for the year ended December 31, 1998.*

 3.2 Articles of Amendment to the Articles of Incorporation of the Company, as previously filed with the Company's Form 10-KSB for the year ended December 31, 1998.*

 3.3 Bylaws of the Company, as previously filed with the Company's Form 10-KSB for the year ended December 31, 1998.*

10.1 Warehouse Loan and Security Agreement by and among EliteAgents, Inc. and The Provident Bank dated May 30, 2001.

10.2                Lease Agreement dated March 4, 2000 by and among Ralph L.
                    Brass & Company and EliteAgents, Inc. for the property located at 39 Plymouth Street, Fairfield, New Jersey.

10.3                Milestone Capital, Inc. Stock Option Plan.

21                  Subsidiaries of the Company.

*  Incorporated herein by reference.

                             MILESTONE CAPITAL, INC.
                          (A Development Stage Company)
                          INDEX TO FINANCIAL STATEMENTS




Financial Statements                                                        Page
--------------------                                                        ----
 Independent Auditors' Report                                                F-2

 Balance Sheet as of December 31, 2001                                       F-3

 Statements of Operations for the years ended December 31, 2001 and 2000 and for the cumulative period from January 1, 1998 to
  December 31, 2001                                                          F-4

 Statements of Changes in Stockholders' Equity (Deficit) for
  the years ended December 31, 2001, 2000, 1999 and 1998                     F-5

 Statements of Cash Flows for the years ended December 31, 2001 and 2000 and for the cumulative period from January 1, 1998 to
  December 31, 2001                                                          F-6

 Notes to Financial Statements                                               F-7

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Milestone Capital, Inc.


We have audited the accompanying balance sheet of Milestone Capital, Inc. ( a development stage Company) as of December 31, 2001, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 2001 and 2000 and for the cumulative period from January 1, 1998 to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Milestone, Capital, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and for the cumulative period from January 1, 1998 to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred net losses of $22,752 and $19,015 during the years ended December 31, 2001 and 2000, respectively, and, as of December 31, 2001 had a working capital deficiency of $52 and stockholders' deficit of $52. As discussed in Note 1 to the financial statements, the Company's operating losses and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                            /s/  Angell & Deering
                                            ----------------------------------
                                                 Angell & Deering
                                                 Certified Public Accountants


Denver, Colorado
February 1, 2002

                             MILESTONE CAPITAL, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                DECEMBER 31, 2001




                                     ASSETS
                                     ------

Current Assets:
  Cash and cash equivalents                                           $      33
                                                                      ---------

     Total Assets                                                     $      33
                                                                      =========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities:
  Accounts payable - trade                                            $      85
                                                                      ---------

     Total Current Liabilities                                               85
                                                                      ---------


Stockholders' Equity (Deficit):
  Preferred stock: no par value, 5,000,000 shares
    authorized, none issued or outstanding                                 --
  Common stock:  no par value, 500,000,000 shares
    authorized, 8,000,000 shares issued and outstanding                 547,028
  Contributed capital                                                    42,553
  Deficit accumulated during the development stage                     (105,035)
  Accumulated deficit                                                  (484,598)
                                                                      ---------

     Total Stockholders' Equity (Deficit)                                   (52)
                                                                      ---------

     Total Liabilities and Stockholders' Equity (Deficit)             $      33
                                                                      =========


                     The accompanying notes are an integral
                       part of these financial statements.



                                    MILESTONE CAPITAL, INC.
                                (A Development Stage Company)
                                   STATEMENTS OF OPERATIONS


                                                   Year Ended              Cumulative From
                                                  December 31,            January 1, 1998 to
                                          --------------------------         December 31,
                                              2001           2000                2001
                                          -----------    -----------         -----------
Revenue                                   $      --      $      --           $      --

Operating expenses                             15,699         14,011              92,341
                                          -----------    -----------         -----------

   Loss From Operations                       (15,699)       (14,011)            (92,341)

Other Income (Expense):
  Interest expense - stockholders              (7,053)        (5,004)            (12,694)
                                          -----------    -----------         -----------

   Net Income (Loss)                      $   (22,752)   $   (19,015)        $  (105,035)
                                          ===========    ===========         ===========

Net Income (Loss) Per Basic and Diluted
 Share of Common Stock                    $      --      $      --           $      (.02)
                                          ===========    ===========         ===========

Weighted Average Number of Basic and
 Diluted Common Shares Outstanding          7,886,424      7,879,179           6,050,560


                            The accompanying notes are an integral
                              part of these financial statements.

                                     MILESTONE CAPITAL, INC.
                                  (A Development Stage Company)
                     STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                               Common Stock
                                           ---------------------     Contributed    Accumulated
                                            Shares      Amount         Capital        Deficit
                                           ---------   ---------      ---------      ---------
Balance at December 31, 1997               1,247,914   $ 480,878      $    --        $(484,598)

Net loss                                        --          --             --          (12,061)
                                           ---------   ---------      ---------      ---------

Balance at December 31, 1998               1,247,914     480,878           --         (496,659)

Shares of common stock issued
 in February 1999 for conversion
 of account payable at $.004 per
 share                                     2,881,225      11,525           --             --

Shares of common stock issued in
 February 1999 for cash at $.004
 per share                                 3,750,000      15,000           --             --

Net loss                                        --          --             --          (51,207)
                                           ---------   ---------      ---------      ---------

Balance at December 31, 1999               7,879,139     507,403           --         (547,866)

Net loss                                        --          --             --          (19,015)
                                           ---------   ---------      ---------      ---------

Balance at December 31, 2000               7,879,139     507,403           --         (566,881)

Shares of common stock issued in
 December 2001 for conversion of
 notes payable to a stockholder and
 accrued interest at $.33 per share          120,861      39,625           --             --

Notes payable to a stockholder,
 accrued interest and accounts payable
 to a stockholder contributed to capital        --          --           42,553           --

Net loss                                        --          --             --          (22,752)
                                           ---------   ---------      ---------      ---------

Balance at December 31, 2001               8,000,000   $ 547,028      $  42,553      $(589,633)
                                           =========   =========      =========      =========


                             The accompanying notes are an integral
                               part of these financial statements.

                                  MILESTONE CAPITAL, INC.
                               (A Development Stage Company)
                                 STATEMENTS OF CASH FLOWS


                                                 Year Ended             Cumulative From
                                                 December 31,          January 1, 1998 To
                                            ----------------------        December 31,
                                               2001         2000              2001
                                            ---------    ---------         ---------
Cash Flows From Operating Activities:
  Net income (loss)                         $ (22,752)   $ (19,015)        $(105,035)
  Adjustments to reconcile net
   income (loss) to net cash (used)
   by operating activities:
   Changes in assets and liabilities:
    Accounts payable                             (175)     (12,940)           (1,915)
    Accrued interest                            7,053        5,004            12,694
                                            ---------    ---------         ---------

       Net Cash (Used) By Operating
        Activities                            (15,874)     (26,951)          (94,256)
                                            ---------    ---------         ---------

Cash Flows From Financing Activities:
  Proceeds from stockholder loans              15,400       26,500            79,904
  Repayment of stockholder loans                 --           --                (895)
  Issuance of common stock                       --           --              15,000
                                            ---------    ---------         ---------

       Net Cash Provided By Financing
        Activities                             15,400       26,500            94,009
                                            ---------    ---------         ---------

       Net (Decrease) in Cash and
        Cash Equivalents                         (474)        (451)             (247)

       Cash and Cash Equivalents at
        Beginning of Period                       507          958               280
                                            ---------    ---------         ---------

       Cash and Cash Equivalents at
        End of Period                       $      33    $     507         $      33
                                            =========    =========         =========

Supplemental Disclosure of Cash
 Flow Information:
  Cash paid during the period for:
   Interest                                 $    --      $    --           $    --
   Income taxes                                  --           --                --

Supplemental Disclosure of Noncash
 Investing and Financing Activities:
  Conversion of account payable to
   stockholder into common stock            $    --      $    --           $  11,525
  Conversion of notes payable to a
   stockholder and accrued interest
   into common stock                           39,625         --              39,625
  Notes payable to a stockholder,
   accrued interest and accounts
   payable to a stockholder contributed
   to capital                                  42,553         --              42,553


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

       Basic and Diluted Net Income (Loss) Per Share of Common Stock
       -------------------------------------------------------------
          Basic earnings per share is calculated by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period, increased by the dilutive potential common shares ("dilutive securities") that were outstanding during the period. Dilutive securities include outstanding stock options and warrants. Dilutive securities relating to stock options and warrants are included in the calculation of diluted earnings per share using the treasury stock method. Basic and diluted earnings per share are identical for all periods presented as the Company has no outstanding dilutive securities.



                             MILESTONE CAPITAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies (Continued)
     ------------------------------------------------------
       Estimates
       ---------
          The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of
          America requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Recently Issued Accounting Standards
       ------------------------------------
          In June 2001, the Financial Accounting Standard Board issued SFAS No.
          141, "Business Combinations", and SFAS No. 142, "Goodwill and Other
          Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. The Company will adopt SFAS No. 142 on January 1, 2002.

2.   Income Taxes
     ------------
          The components of the provision for income taxes are as follows:


                                                    Year Ended        Cumulative From
                                                   December 31,       January 1, 1998
                                                 -----------------        December
                                                 2001         2000          2001
                                                 ----         ----          ----
          Current:
            Federal                              $--          $--            $--
            State                                 --           --             --
                                                 ---          ---            ---

             Total                                --           --             --
                                                 ---          ---            ---

          Deferred:
            Federal                               --           --             --
            State                                 --           --             --
                                                 ---          ---            ---

             Total                                --           --             --
                                                 ---          ---            ---

          Total Provision For Income Taxes       $--          $--            $--
                                                 ===          ===            ===

          The provision (benefit) for income taxes reconciles to the amount computed by applying the federal statutory rate to income before the provision (benefit) for income taxes as follows:

                             MILESTONE CAPITAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


2.   Income Taxes (Continued)
     ------------------------
                                                                      Year Ended             Cumulative From
                                                                     December 31,           January 1, 1998 to
                                                                   ----------------              December
                                                                   2001         2000               2001
                                                                   ----         ----               ----
          Federal statutory rate                                   (34)%        (34)%              (34)%
          State income taxes, net of federal
           benefits                                                 (3)          (3)                (3)
          Valuation allowance                                       37           37                 37
                                                                   ----         ----               ----

          Total                                                     -- %         -- %               -- %
                                                                   ====         ====               ====

          The following is a reconciliation of the provision for income taxes to income before provision for income taxes computed at the federal statutory rate of 34%.


                                                                      Year Ended            Cumulative From
                                                                      December 31,         January 1, 1998 to
                                                                    ----------------            December
                                                                   2001         2000              2001
                                                                   ----         ----              ----

          Income taxes at the federal statutory rate            $ (7,736)     $ (6,465)         $(35,712)
          Federal surtax exemption                                 4,323         3,613            19,957
          State income taxes, net of federal benefits               (683)         (570)           (3,151)
          Nondeductible expenses                                      --           901             1,016
          Valuation allowance                                      4,096         2,521            17,890
                                                                --------      --------          --------

          Total                                                 $   --        $   --            $   --
                                                                ========      ========          ========

          Significant components of deferred income taxes as of December 31, 2001 are as follows:

          Net operating loss carry forward                                   $ 218,000
                                                                             ---------

          Total deferred tax asset                                             218,000

          Less valuation allowance                                            (218,000)
                                                                             ---------

          Net Deferred Tax Asset                                             $    --
                                                                             =========

          The Company has assessed its past earnings history and trends and expiration dates of carryforwards and has determined that it is more likely than not that no deferred tax assets will be realized. A valuation allowance of $218,000 as of December 31, 2001 is maintained on deferred tax assets which the Company has not determined to be more likely than not realizable at this time. The net change in the valuation allowance for deferred tax assets was an increase of $8,000 for the year ended December 31, 2001. The Company will continue to review this valuation on an annual basis and make adjustments as appropriate.

                             MILESTONE CAPITAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


2.   Income Taxes (Continued)
     ------------------------
          As of December 31, 2001 the Company had net operating loss carryforwards of approximately $590,000. The net operating losses can be carried forward twenty years to offset future taxable income. The net operating loss carryforwards expire in the years 2011 through 2021.

3.   Stock Option Plan
     -----------------
          In December 2001, the Company adopted a stock option plan (the "Plan") which provides for the grant of both incentive stock options and non-qualified options. The Plan is subject to approval by the stockholders of the Company. If such approval is not obtained, then the Plan and all options granted under the Plan shall be null and void. A total of 1,785,000 shares of common stock have been reserved for issuance under the Plan.

          Options under the Company's plan are issuable only to eligible officers, directors, employees, consultants and independent contractors of the Company. The Plan is administered by a committee selected by the Board of Directors, which determines those individuals who shall receive options, the time period during which the options may be exercised, the number of shares of common stock that may be purchased under each option, and the option price. Unless sooner terminated, the Plan shall remain in effect until December 19, 2011.

          The per share exercise price of the common stock may not be less than the fair market value of the common stock on the date the option is granted. The aggregate fair market value (determined as of the date the option is granted) of the common stock that any employee may purchase in any calendar year pursuant to the exercise of incentive stock options may not exceed $100,000. No person who owns, directly or indirectly, at the time of the granting of an incentive stock option to him, more than 10% of the total combined voting power of all classes of stock of the Company shall be eligible to receive any incentive stock options under the Plan unless the option price is at last 110% of the fair market value of the common stock subject to the option, determined on the date of grant.

          All options granted under the Plan provide for the payment of the exercise price in cash or, with the prior written consent of the company, by delivery to the Company of shares of common stock already owned by the optionee having a fair market value equal to the exercise price of the options being exercised, or by a combination of such methods of payment.

          No options have been issued under the Plan as of December 31, 2001.

4.   Related Party Transactions
     --------------------------
          In December 2001, notes payable to a stockholder and accrued interest totaling $39,625 were converted into 120,861 shares of the Company's common stock.

          In December 2001, notes payable to a stockholder and accrued interest totaling $39,469 and accounts payable to a stockholder of $3,084 were contributed to capital.

5.   Fair Value of Financial Instruments
     -----------------------------------
          Disclosures about Fair Value of Financial Instruments for the Company's financial instruments are presented in the table below. These calculations are subjective in nature and involve uncertainties and significant matters of judgment and do not include income tax considerations. Therefore, the results cannot be determined with precision and cannot be substantiated by comparison to independent market values and may not be realized in actual sale or settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used could

                             MILESTONE CAPITAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


5.   Fair Value of Financial Instruments (Continued)
     -----------------------------------------------
          significantly affect the results. The following table presents a summary of the Company's financial instruments as of December 31, 2001:

                                            Carrying          Estimated
                                             Amount           Fair Value
                                            --------          ----------
          Financial Assets:
           Cash and cash equivalents        $     33           $     33

          The carrying amounts for cash and cash equivalents and accounts payable approximate fair value because of the short maturities of these instruments.

6.   Subsequent Event
     ----------------
          On January 3, 2002, the Company completed an acquisition of EliteAgents, Inc. ("Elite"). The Company acquired 100% of the outstanding stock of Elite in exchange for up to a total of 72,000,000 shares of the Company's common stock. Immediately after the acquisition the ownership of the Company will be approximately 10% by existing Milestone stockholders and 90% by existing Elite stockholders. The merger will be treated as a recapitalization of Elite, similar to a reverse acquisition. Therefore, Elite will be treated as the acquiror for accounting purposes, whereas for legal purposes Milestone is the acquiror.

                    Report of Independent Public Accountants
                    ----------------------------------------

To the Board of Directors and Stockholders
EliteAgents, Inc.


We have audited the accompanying balance sheet of EliteAgents, Inc. as of December 31, 2001, and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EliteAgents, Inc. as of December 31, 2001, and its results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As further discussed in Note 2 to the financial statements, the Company's operations have generated recurring losses and cash flow deficiencies from operations and it had a working capital deficiency as of December 31, 2001. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                            /s/  J.H. COHN LLP
                                            ----------------------------------
                                                 J.H. COHN LLP

Roseland, New Jersey
March 8, 2002

               Report of Independent Certified Public Accountants
               --------------------------------------------------

To the Board of Directors and Stockholders
EliteAgents, Inc.


We have audited the accompanying statements of operations, changes in stockholders' equity and cash flows of EliteAgents, Inc. for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of EliteAgents, Inc. for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



                                            /s/  Hegar & Crawford
                                            -----------------------------------
                                                 Hegar & Crawford

Haddonfield, New Jersey
March 15, 2000



                                        EliteAgents, Inc.

                              Balance Sheet - December 31, 2001 and
                           Pro Forma Balance Sheet - December 31, 2001

                                                                                    Pro Forma
                                                                     December        December
                                          ASSETS                     31, 2001        31, 2001
                                          ------                   ------------    ------------
                                                                                   (Unaudited -
                                                                                    see Note 11)
 Current assets:
    Cash                                                           $      6,257    $      6,257
    Mortgage loans held for sale                                      1,669,400       1,669,400
    Prepaid expenses and other receivables                              107,622         107,622
                                                                   ------------    ------------
       Total current assets                                           1,783,279       1,783,279

Property and equipment, net                                             984,706         984,706
Other assets                                                            280,757         280,757
                                                                   ------------    ------------

       Totals                                                      $  3,048,742    $  3,048,742
                                                                   ============    ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY
                              ------------------------------------

Current liabilities:
    Warehouse line of credit                                       $  1,663,600    $  1,663,600
    Accounts payable and accrued expenses                               477,633         472,877
    Note payable - related party                                         85,000          85,000
    Current portion of capital lease obligations                         77,108          77,108
                                                                   ------------    ------------
       Total current liabilities                                      2,303,341       2,298,585

Other liabilities                                                        39,314          39,314
Convertible debt                                                        615,290            --
Capital lease obligations, net of current portion                        42,733          42,733
                                                                   ------------    ------------
       Total liabilities                                              3,000,678       2,380,632
                                                                   ------------    ------------

Commitments

Stockholders' equity:
    8% Series A convertible preferred, $.01 par value; 50,000
       shares authorized and outstanding                                    500             500
    8% Series B convertible preferred, $.01 par value; 2,300,000
       shares authorized; 1,420,002 shares outstanding                   14,200          14,200
    Common stock, $.002 par value; 50,000,000 shares
       authorized; 3,651,642 shares outstanding (4,891,734 on a
       pro forma basis)                                                   7,304           9,784
    Additional paid-in capital                                        9,582,048      10,199,614
    Unearned compensation                                              (580,707)       (580,707)
    Stock subscription receivable                                      (101,675)       (101,675)
    Accumulated deficit                                              (8,873,606)     (8,873,606)
                                                                   ------------    ------------
          Total stockholders' equity                                     48,064         668,110
                                                                   ------------    ------------

          Totals                                                   $  3,048,742    $  3,048,742
                                                                   ============    ============


                               See Notes to Financial Statements.

                                EliteAgents, Inc.

                            Statements of Operations
                     Years Ended December 31, 2001 and 2000



                                                         2001           2000
                                                     -----------    -----------
Revenue:
    Broker fee income                                $ 1,131,304    $   309,757
    Loan origination and processing                      226,807         33,139
    Gain on sale of loans                                  3,930           --
    Interest                                               9,796          4,668
                                                     -----------    -----------
       Totals                                          1,371,837        347,564
                                                     -----------    -----------

Operating expenses:
    Direct                                               622,908        239,925
    General and administrative                         4,321,381      2,721,089
    Interest                                               4,370           --
                                                     -----------    -----------
       Totals                                          4,948,659      2,961,014
                                                     -----------    -----------

Loss from operations                                  (3,576,822)    (2,613,450)
Other interest expense                                  (664,810)       (33,365)
                                                     -----------    -----------

Loss before extraordinary loss                        (4,241,632)    (2,646,815)
Extraordinary loss on extinguishment of debt          (1,768,737)          --
                                                     -----------    -----------

Net loss                                             $(6,010,369)   $(2,646,815)
                                                     ===========    ===========

Basic loss per common share:
    Loss before extraordinary loss                   $     (1.38)   $      (.68)
    Extraordinary loss                                      (.57)          --
                                                     -----------    -----------

Net loss                                             $     (1.95)   $      (.68)
                                                     ===========    ===========

Basic weighted average common shares outstanding       3,078,323      3,919,598
                                                     ===========    ===========


                       See Notes to Financial Statements.



                                                     EliteAgents, Inc.

                                       Statements of Changes in Stockholders' Equity
                                          Years Ended December 31, 2001 and 2000



                                             Series A                   Series B
                                            Convertible                Convertible
                                          Preferred Stock            Preferred Stock                  Common Stock
                                     -------------------------   --------------------------    --------------------------
                                       Shares        Amount        Shares         Amount         Shares         Amount
                                     -----------   -----------   -----------    -----------    -----------    -----------
Balance, January 1, 2000                  50,000   $       500          --             --        3,611,110    $     7,222
Sale of shares of common stock              --            --            --             --          540,045          1,080
Sale of shares of preferred stock           --            --       1,214,689    $    12,147           --             --
Expenses incurred in connection
   with stock issuances                     --            --            --             --             --             --
Net loss                                    --            --            --             --             --             --
                                     -----------   -----------   -----------    -----------    -----------    -----------

Balance, December 31, 2000                50,000           500     1,214,689         12,147      4,151,155          8,302

Cancellation of prior years'
   stock subscriptions                      --            --        (265,665)        (2,657)          --             --
Sales of shares of preferred
   stock                                    --            --         338,209          3,382           --             --
Payments of stock subscriptions             --            --            --             --             --             --
Issuance of preferred stock
   in exchange for salaries                 --            --          25,424            255           --             --
Contribution of officer loan
   in exchange for preferred
   stock                                    --            --         107,345          1,073           --             --
Cancellation of founders' shares            --            --            --             --       (1,416,595)        (2,833)
Issuance of shares of common
   stock as a result of anti-
   dilution provisions                      --            --            --             --           80,236            160
Issuance of common stock
   in exchange for services                 --            --            --             --          125,000            250
Issuance of common stock as
   settlement for preferred
   A dividends                              --            --            --             --            4,000              9
Forgiveness of prior year salaries          --            --            --             --             --             --
Forgiveness of current year
   salaries                                 --            --            --             --             --             --
Effect of conversion of con-
   vertible debenture                       --            --            --             --          707,846          1,416
Effects of issuance of warrants
   in connection with con-
   vertible debenture                       --            --            --             --             --             --
Effects of beneficial conversion
   feature                                  --            --            --             --             --             --
Effect of issuance of stock
   options to employees                     --            --            --             --             --             --
Cancellation of employee
   stock options                            --            --            --             --             --             --
Amortization of unearned com-
   pensation                                --            --            --             --             --             --
Net loss                                    --            --            --             --             --             --
                                     -----------   -----------   -----------    -----------    -----------    -----------
Balance, December 31, 2001                50,000   $       500     1,420,002    $    14,200      3,651,642    $     7,304
                                     ===========   ===========   ===========    ===========    ===========    ===========


See Notes to Financial Statements.




                                               EliteAgents, Inc.

                                 Statements of Changes in Stockholders' Equity
                                    Years Ended December 31, 2001 and 2000



                                      Additional                       Stock
                                       Paid-in       Unearned      Subscription   Accumulated
                                       Capital     Compensation     Receivable      Deficit         Total
                                     -----------    -----------    -----------    -----------    -----------
Balance, January 1, 2000             $   190,206           --             --      $  (196,422)   $     1,506
Sale of shares of common stock         2,330,476           --      $  (101,675)          --        2,229,881
Sale of shares of preferred stock      2,137,853           --       (1,925,000)          --          225,000
Expenses incurred in connection
   with stock issuances                 (102,696)          --             --             --         (102,696)
Net loss                                    --             --             --       (2,646,815)    (2,646,815)
                                     -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2000             4,555,839           --       (2,026,675)    (2,843,237)      (293,124)

Cancellation of prior years'
   stock subscriptions                  (467,570)          --          470,227           --             --
Sales of shares of preferred
   stock                                 595,253           --             --             --          598,635
Payments of stock subscriptions             --             --        1,454,773           --        1,454,773
Issuance of preferred stock
   in exchange for salaries               44,745           --             --             --           45,000
Contribution of officer loan
   in exchange for preferred
   stock                                 188,927           --             --             --          190,000
Cancellation of founders' shares           2,833           --             --             --             --
Issuance of shares of common
   stock as a result of anti-
   dilution provisions                      (160)          --             --             --             --
Issuance of common stock
   in exchange for services              221,000           --             --             --          221,250
Issuance of common stock as
   settlement for preferred
   A dividends                            19,991           --             --          (20,000)          --
Forgiveness of prior year salaries       202,700           --             --             --          202,700
Forgiveness of current year
   salaries                               71,667           --             --             --           71,667
Effect of conversion of con-
   vertible debenture                  1,015,401           --             --             --        1,016,817
Effects of issuance of warrants
   in connection with con-
   vertible debenture                  1,768,737           --             --             --        1,768,737
Effects of beneficial conversion
   feature                               615,290           --             --             --          615,290
Effect of issuance of stock
   options to employees                  803,910    $  (803,910)          --             --             --
Cancellation of employee
   stock options                         (56,515)        56,515           --             --             --
Amortization of unearned com-
   pensation                                --          166,688           --             --          166,688
Net loss                                    --             --             --       (6,010,369)    (6,010,369)
                                     -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2001           $ 9,582,048    $  (580,707)   $  (101,675)   $(8,873,606)   $    48,064
                                     ===========    ===========    ===========    ===========    ===========


See Notes to Financial Statements.


                                                   EliteAgents, Inc.

                                               Statements of Cash Flows
                                        Years Ended December 31, 2001 and 2000
                                                                                               2001           2000
                                                                                           -----------    -----------
Operating activities:
    Net loss                                                                               $(6,010,369)   $(2,646,815)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                           226,103         53,969
       Forgiveness of current year salaries                                                     71,667           --
       Charges to interest expense associated with beneficial conversion feature               615,290           --
       Amortization of unearned compensation                                                   166,688           --
       Extraordinary loss on extinguishment of debt                                          1,768,737           --
       Changes in operating assets and liabilities:
          Mortgage loans held for sale                                                      (1,669,400)          --
          Prepaid expenses and other receivables                                               (41,609)        (8,801)
          Other assets                                                                           2,773        (50,301)
          Warehouse lines of credit                                                          1,663,600           --
          Accounts payable and accrued expenses                                                 76,318        257,039
          Other liabilities                                                                     39,314        289,366
                                                                                           -----------    -----------
              Net cash used in operating activities                                         (3,090,888)    (2,105,543)
                                                                                           -----------    -----------
Investing activities - purchases of property and equipment                                    (373,477)      (551,292)
                                                                                           -----------    -----------
Financing activities:
    Proceeds from issuance of convertible debentures                                         1,492,500           --
    Proceeds from notes payable - related parties                                               85,000      1,164,887
    Payments of notes payable - related parties                                               (139,388)      (193,000)
    Payments under capital lease obligations                                                   (35,948)       (46,705)
    Net proceeds from sale of common stock                                                        --        1,619,389
    Proceeds from sales of Series B preferred stock                                            598,635           --
    Payments of stock subscription receivable                                                1,454,773           --
                                                                                           -----------    -----------
              Net cash provided by financing activities                                      3,455,572      2,544,571
                                                                                           -----------    -----------
Net decrease in cash                                                                            (8,793)      (112,264)
Cash, beginning of year                                                                         15,050        127,314
                                                                                           -----------    -----------
Cash, end of year                                                                          $     6,257    $    15,050
                                                                                           ===========    ===========
Supplemental disclosure of cash flow data:
    Interest paid                                                                          $    27,947    $    33,365
                                                                                           ===========    ===========
Supplemental disclosure of noncash investing and financing activities:
    Convertible debt related transactions:
       Issuance of convertible debt in exchange for future services                        $    17,500           --
                                                                                           ===========    ===========
       Cancellation of trade accounts payable in exchange for convertible debenture        $    75,290           --
                                                                                           ===========    ===========
       Partial payment of capital lease obligation in exchange for convertible debenture   $    30,000           --
                                                                                           ===========    ===========
    Common stock related transactions:
       Issuance of common stock to consultant in connection with reverse acquisition       $   221,250           --
                                                                                           ===========    ===========
       Conversion of convertible debt and accrued interest thereon into shares
          of common stock                                                                  $ 1,016,817           --
                                                                                           ===========    ===========
       Issuance of common stock in settlement of dividends on Series A
          preferred stock                                                                  $    20,000           --
                                                                                           ===========    ===========
       Issuance of common stock in settlement of notes payable                                    --      $   507,800
                                                                                           ===========    ===========
    Series B preferred stock related transactions:
       Issuance of shares in exchange for prior years' salaries                            $    45,000           --
                                                                                           ===========    ===========
       Issuance of shares in settlement of loan from related party                         $   190,000    $   225,000
                                                                                           ===========    ===========
    Other noncash investing and financing activities:
       Forgiveness of prior year salaries                                                  $   202,700           --
                                                                                           ===========    ===========
       Acquisition of property and equipment under capital lease obligations                      --      $   232,494
                                                                                           ===========    ===========
See Notes to Financial Statements.

                                EliteAgents, Inc.

                          NOTES TO FINANCIAL STATEMENTS

Note 1 - Business and summary of accounting policies:
           Business:
               EliteAgents, Inc. (the "Company") is a licensed Title II loan correspondent mortgage banker.

               During the year ended December 31, 2000 and through most of the year ended December 31, 2001, the Company acted primarily as a mortgage broker. In December 2001, the Company began acting as a mortgage banker whereby it borrows funds from a lender under a warehouse line of credit, closes primary mortgage loans in its own name and, in general, immediately assigns such loans to permanent investors.

           Use of estimates:
               The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

           Revenue recognition:
               Nonrefundable mortgage application fees are recognized when received. Other loan origination and processing income and broker fee income is recognized when the loan closes. Gains on sales of loans to permanent investors are recognized when the loan has been sold and subsequently transferred to a permanent investor, generally upon the receipt of payment.

           Concentrations of credit risk:
               Financial instruments that potentially subject the Company to concentrations of credit risk consists principally of cash and loans held for sale. The Company places its cash in high credit quality financial institutions. At December 31, 2001, the Company had cash balances of approximately $1,000 in excess of Federally insured limits. The Company's risk with respect to loans held for sale is limited due to the fact that such loans are all secured mortgages.

           Mortgage loans held for sale:
               Mortgage loans held for sale are carried at the lower of aggregate cost or market. Market value is determined by outstanding commitments from investors or current investor yield requirements.

           Property and equipment:
               Property and equipment are recorded at cost. Depreciation and amortization are computed on the straight-line method over estimated useful lives ranging from three to seven years.

                                EliteAgents, Inc.

                          NOTES TO FINANCIAL STATEMENTS


Note 1 - Business and summary of accounting policies (continued):
           Software development costs:
               The Company accounts for costs incurred in connection with the development of software in accordance with Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." Accordingly, all costs incurred in the preliminary project stage are expensed as incurred, and internal and external costs incurred to develop internal use computer software during the application development stage are capitalized. Capitalized software development costs are amortized on a straight-line basis over an estimated useful life of three years.

               The Company capitalized costs of approximately $362,000 that were incurred in connection with the application and development stage of its proprietary software during 2001.

           Web site development costs:
               The Company accounts for costs incurred in connection with the development of its web site in accordance with Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" and Emerging Issues Task Force Issue No. 00-2, "Accounting for Web Site Development Costs." Accordingly, all costs incurred in planning the development of a web site are expensed as incurred. Costs, other than general and administrative and overhead costs, incurred in the web site application and infrastructure development stage, which involves acquiring or developing hardware and software to operate the web site, are capitalized. Fees paid to an Internet service provider for hosting a web site on its server(s) connected to the Internet are expensed over the estimated period of benefit. Other costs incurred during the operating stage, such as training, administration and maintenance costs, are expensed as incurred. Costs incurred during the operating stage for upgrades and enhancements of a web site are capitalized if it is probable that they will result in added functionality. Capitalized web site development costs are amortized on a straight-line basis over their estimated useful life.

               The Company capitalized costs of approximately $492,000 in 2000 that were incurred in connection with the development of software in the application and infrastructure development stage and the enhancement of its web sites.

                                EliteAgents, Inc.

                          NOTES TO FINANCIAL STATEMENTS


Note 1 - Business and summary of accounting policies (continued):
           Impairment of long-lived assets:
               The Company has adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Under SFAS 121, impairment losses on long-lived assets, such as property and equipment, capitalized software and web site development costs, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.

           Advertising:
               The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations were approximately $126,000 and $63,000 in 2001 and 2000, respectively.

           Stock options and warrants:
               In accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," the Company will only recognize compensation costs as a result of the issuance of stock warrants to employees based on the excess, if any, of the fair value of the underlying stock at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. Therefore, the Company is not required to recognize compensation expense as a result of any grants to employees at an exercise price that is equal to or greater than fair value. The Company also makes pro forma disclosures, in accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation" ("SFAS 123"), of net income or loss as if a fair value based method of accounting for stock options and warrants had been applied.

               In accordance with SFAS 123, the Company will recognize the cost of preferred or common shares, options, warrants and other equity instruments issued to nonemployees as consideration for services as expense over the periods in which the related services are rendered by a charge to compensation cost or another appropriate expense account and a corresponding credit to additional paid-in capital. Generally, cost will be determined based on the fair value of the equity instruments at the date of issuance. The fair value of shares, options, warrants and similar equity instruments will be estimated based on the minimum value method, which meets the criteria set forth in SFAS 123, and the assumption that all of the options or other equity instruments will ultimately vest. The effect of actual forfeitures will be recognized as they occur.

                                EliteAgents, Inc.

                          NOTES TO FINANCIAL STATEMENTS




Note 1 - Business and summary of accounting policies (concluded):
           Income taxes:
               The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities be computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

           Net earnings (loss) per common share:
               The Company presents "basic" earnings (loss) per common share and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per common share is calculated by dividing the income or loss applicable to common stock by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the income or loss applicable to common stock and the weighted average number of common shares outstanding during each period are adjusted for the effects of the assumed issuance of all potentially dilutive common shares, such as those issuable upon the exercise of options, warrants and the conversion of convertible debentures and preferred stock.

               Diluted earnings per share amounts have not been presented in the accompanying statements of operations because the Company had net losses for both years and, accordingly, the assumed effects of the exercise of outstanding options, warrants and the application of the treasury stock method, the assumed effects of the conversion of outstanding convertible debentures, including any related adjustments to interest expense, and the assumed effects of the conversion of shares of preferred stock, and the application of the treasury stock method would have been anti-dilutive. As of December 31, 2001, the Company had 5,711,985 of potentially dilutive securities.

                                EliteAgents, Inc.

                          NOTES TO FINANCIAL STATEMENTS

Note 2 - Basis of presentation:
               The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2001, the Company had a cash balance of only $6,000 and a working capital deficiency of $520,000. In addition, the Company had negative cash flows from operations of $3,091,000 and $2,106,000 in 2001 and 2000, respectively. Management believes it is probable that the Company will continue to incur negative cash flows from operating activities through at least June 30, 2002 and that the Company will need to obtain additional equity or debt financing to be able to sustain its operations until it can achieve profitability.

               Management believes that the commercial success and profitability of the Company will depend on its ability to expand its operations and achieve recognition as a national financing company. To date the Company has focused solely on mortgage lending. During 2000 and continuing through the first half of 2001, the Company sought to expand its operations by providing mortgage origination services at existing real estate agent offices. During the second half of 2001, the Company also sought to provide mortgage origination services through accountants, financial planners and other financial service firms. Employees at branch offices have direct access to the loan origination process through the Company's web site and related support software and database information. In addition, management has begun the process of looking to expand its mortgage banking activities through the acquisition of other established mortgage bankers, and is seeking to expand the variety of lending activities in which it engages, including but not limited to equipment financing and leasing.

               To enable the Company to sustain its operations through at least December 31, 2002 and, ultimately, complete its marketing and development program and achieve profitability, management plans to seek additional financing for the Company through sales of debt and equity securities.

               On January 3, 2002 the Company entered into an exchange agreement (the "Exchange") with a publicly-traded "shell company," Milestone Capital, Inc. ("Milestone") that was accounted for as a "reverse acquisition" for accounting purposes (see Note 13). Management believes that as a result of the Exchange it will ultimately recognize increased awareness of the Company name and allow for greater opportunities for obtaining financing through sales of debt and equity securities. Concurrent with the Exchange, holders of convertible debentures consented to convert their debentures into shares of common stock (see Note 13).

               Management cannot assure that the Company will be able to obtain necessary additional debt or equity financing and, accordingly, management cannot assure that the Company will be able to sustain its operations through at least December 31, 2002.

               The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amount and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.



                                EliteAgents, Inc.

                          NOTES TO FINANCIAL STATEMENTS




Note 3 - Property and equipment:

               Property and equipment at December 31, 2001 consisted of the following:

                                                                        Estimated
                                                                      Useful Lives               Amount
                                                                      ------------             ----------
                  Leasehold improvements                                3-5 years              $   52,843
                  Computer equipment                                      5 years                 185,084
                  Computer software (including internally
                      developed software of $361,882)                     3 years                 406,968
                  Capitalized web site development costs                  3 years                 492,320
                  Office furniture and equipment                          7 years                 132,861
                                                                                               ----------
                                                                                                1,270,076
                  Less accumulated depreciation and amortization                                  285,370
                                                                                               ----------

                          Total                                                                $  984,706
                                                                                               ==========


Note 4 - Capital lease obligations:
               At December 31, 2001, the Company is the lessee of furniture, equipment and computer hardware with a net book value of approximately $164,000 under capital lease obligations expiring through 2004.

               Future minimum lease payments under capital lease obligations in each of the years subsequent to December 31, 2001 are as follows:



                  Year Ending
                  December 31,                                                                   Amount
                  ------------                                                                 ----------

                     2002                                                                      $   94,897
                     2003                                                                          45,387
                     2004                                                                           9,979
                                                                                               ----------
                       Total minimum lease payments                                               150,263
                       Less amount representing interest                                           30,422
                                                                                               ----------

                       Present value of net minimum lease payments                                119,841
                       Less current portion                                                        77,108
                                                                                               ----------

                       Long-term portion                                                       $   42,733
                                                                                               ==========


                                EliteAgents, Inc.

                          NOTES TO FINANCIAL STATEMENTS



Note 5 - Income taxes:
               As of December 31, 2001, the Company's net operating loss carryforwards were limited to $521,000 as a result of a deemed change of control that occurred concurrent with the Exchange. Such carryforwards are available to reduce future Federal and state taxable income which, if not used, will expire at various dates through 2021. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $208,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of December 31, 2001.

               The Company had also offset the potential benefits from net operating loss carryforwards by an equivalent valuation allowance during 2000. As a result of the increase in the valuation allowance of $891,000 during 2000, no credits for income taxes are included in the accompanying 2000 statement of operations.

               As a result of the limitations of the Company's net operating loss carryforwards, during 2001, the Company decreased its deferred tax asset and corresponding valuation allowance by $759,000. Accordingly, there is no provision for income taxes in the accompanying 2001 statement of operations.


Note 6 - Warehouse line of credit:
               At December 31, 2001, the Company has a warehouse line of credit that provides for maximum borrowings of $2,000,000 bearing interest at a varying rate based on LIBOR and expires on July 3, 2002. The warehouse line of credit is secured by mortgage loans.


Note 7 - Note payable - related party:
               At December 31, 2001, note payable - related party of $85,000 consists of a loan from one of the officers of the Company that bears interest at 5% and is due on demand.


Note 8 - Convertible debentures, extraordinary loss and other interest expense:
               In June 2001, the Company entered into a financing agreement with a related party (the "First Investor"). Pursuant to the terms of the financing agreement, the First Investor agreed to provide the Company with $1,000,000 through the purchases of convertible notes (the "Convertible Notes"). Each Convertible Note bore interest at 8%, was convertible into shares of the Company's common stock at a conversion rate of $1.77 per share, at the option of the First Investor, and was due on demand.

                                EliteAgents, Inc.

                          NOTES TO FINANCIAL STATEMENTS


Note 8 - Convertible debentures (concluded):
               Prior to the sale of a second series of convertible notes (the "Additional Convertible Notes") to accredited investors (the "Second Investors"), the Company amended the terms of its financing agreement with the First Investor. The amended terms provided for the First Investor to convert its outstanding principal and interest into 707,846 shares of the Company's common stock thereby effectively reducing the conversion price from $1.77 per share to $1.44 per share. In addition, the First Investor received warrants to purchase 1,315,411 shares of the Company's common stock at $1.77 per share that expire in October 2006 and warrants to purchase 285,000 shares of the Company's common stock at $.50 per share that expire in October 2006. The fair value of the warrants, as calculated using the minimum value method in accordance with SFAS 123, of $1,532,666 and the aggregate benefit associated with the reduction of the conversion price of $236,071 was recorded as an extraordinary loss on extinguishment of debt in the accompanying 2001 statement of operations.

               On October 6, 2001, the Company began the process of obtaining additional financing through the sale and issuance of the Additional Convertible Notes to the Second Investors. The Additional Convertible Notes bear interest at 8%, convert into shares of the Company's common stock at $.50 per share at the option of the holder and mature October 6, 2011. Through December 31, 2001 the Company received proceeds of $492,500 for the sale of the Additional Convertible Notes. In addition, the Company issued Additional Convertible Notes in exchange for: (i) the settlement of accounts payable of $75,290, (ii) payments under capital lease obligations of $30,000 and (iii) the prepayment of $17,500 of future sales commissions.

               The fair value of the Company's common stock at the time the Additional Convertible Notes were sold was $1.77 per share which exceeded the conversion price. Such excess constituted a beneficial conversion feature or right for which the value is measured by the difference between the aggregate conversion price and the fair value of the common stock into which the securities are convertible, multiplied by the number of shares into which the securities are convertible. Accordingly, the beneficial conversion feature attributable to the issuance of the Additional Convertible Notes had a fair value of approximately $1,562,837 which equaled the excess of the aggregate proceeds the Second Investors would have received if the Second Investors had converted the Additional Convertible Notes and sold the 1,230,580 shares of common stock (the amount of shares that would have been received if conversion occurred at the date of purchase of the respective Additional Convertible Notes) for approximately $2,178,127 based on the fair market value of $1.77 per share. The charge to interest expense to be recognized in connection with a beneficial conversion feature may not exceed the principal amount of debt. Accordingly, the Company recorded a charge of $615,290 to interest expense for the beneficial conversion rights as the Additional Convertible Notes were convertible immediately upon issuance and a corresponding increase in additional paid-in capital.

                                EliteAgents, Inc.

                          NOTES TO FINANCIAL STATEMENTS



Note 9 - Stockholders' equity:
           Sales, issuances and cancellations of common stock:
               During 2000, the Company sold 540,045 shares of its common stock for gross consideration of $2,331,556. In connection therewith the Company received proceeds of $2,127,185, net of expenses of $102,696 and a stock subscription receivable of $101,675. As of December 31, 2001, the stock subscription receivable has not been satisfied. Certain of the purchasers of shares of common stock received warrants to purchase 310,180 shares of the Company's common stock at exercise prices ranging from $4.40 to $5.00 per share. All of these warrants expire on December 31, 2002. In addition, during 2001, warrants to purchase 25,000 shares of the Company's common stock, at an exercise price of $1.77 per share that expire on December 10, 2006, were issued in exchange for services in connection with the sale of common stock in 2000.

               During 2001, in connection with the sales of the Company's Series B preferred stock described below, certain founders agreed to cancel 1,416,595 shares of the Company's common stock. In addition, certain stockholders, upon the purchase of their common stock, received warrants to acquire additional shares of common stock in order to prevent their ownership percentage from diluting. Accordingly, in connection with the sale of the Series B preferred stock, such stockholders received an aggregate of 80,236 shares of the Company's common stock.

               During 2001, the Company issued 125,000 shares of common stock in satisfaction of consulting services associated with the Exchange. As the Exchange did not occur until January 2002, the fair value of the shares issued of $221,250 was included in other assets as of December 31, 2001.

           Series A convertible preferred stock:
               As of December 31, 2001, 50,000 shares of the Company's Series A convertible preferred stock were authorized, issued and outstanding. The shares earned dividends, if declared, at the rate of 8% on the original purchase price. In addition, each share of Series A preferred stock is convertible into five shares of the Company's common stock. During 2001, the Company issued 4,000 shares of common stock in satisfaction of $20,000 of dividends related to Series A convertible stock.

           Sales, issuances and cancellation of Series B preferred stock: During
               2000, the Company's articles of incorporation were modified to authorize 2,300,000 shares of Series B preferred stock. Each share of Series B preferred stock earns dividends, if declared, at the rate of 8% on the original purchase price and is convertible into one share of common stock.

                                EliteAgents Inc.

                          NOTES TO FINANCIAL STATEMENTS




Note 9 - Stockholders' equity (continued):
           Sales, issuances and cancellation of Series B preferred stock (concluded):
               As of December 31, 2000, 1,214,689 shares of Series B preferred stock were subscribed for at a purchase price of $1.77 per share of which 127,119 shares were effectively paid through the cancellation of notes payable to officers and other related parties for $225,000. During 2001, the Company received proceeds of $1,454,773 against prior year subscriptions receivable and canceled subscriptions for the purchase of 265,665 shares.

               In addition, during 2001, the Company: (i) sold an additional 338,209 shares of Series B preferred stock for proceeds of $598,365, (ii) issued 25,424 shares of Series B preferred stock in satisfaction of $45,000 of prior years' salaries and (iii) issued 107,345 shares of Series B preferred stock in exchange for the cancellation of a $190,000 loan from an officer.

           Officers' salaries forgiven:
               During 2001, officers of the Company forgave aggregate salaries of $274,367, of which $71,667 and $202,700 were earned in 2001 and 2000, respectively.

           Stock options:
               The Company has a stock option (the "Option Plan") plan which provides for the issuance of incentive stock options to employees and consultants of the Company for the purchase of common stock. The term of each option, including the vesting provisions and the manner of exercise, is determined by the Board of Directors. Employees and consultants have a maximum of ten years from the date of grant to exercise their options. As of December 31, 2001, the Company had 1,785,000 shares reserved for issuance under the Option Plan.

               A summary of the status of the Company's shares subject to options as of December 31, 2001 and 2000 and changes during the years then ended is presented below:



                                EliteAgents, Inc.

                          NOTES TO FINANCIAL STATEMENTS



Note 9 - Stockholders' equity (concluded):
           Stock Options (concluded):
                                                                              2001                    2000
                                                                     ---------------------     --------------------
                                                                                  Weighted                 Weighted
                                                                      Shares      Average       Shares     Average
                                                                        or        Exercise        or       Exercise
                                                                       Price       Price        Price       Price
                                                                     --------     --------     --------    --------

               Outstanding, beginning of year                         285,300      $ 4.46
               Granted                                                633,000         .50       285,300       $4.46
               Cancelled                                              (52,000)      (1.15)
                                                                     --------                  --------

               Outstanding, end of year                               866,300       $1.77       285,300       $4.46
                                                                     ========       =====      ========       =====

               Options exercisable, end of year                       131,250                    71,325
                                                                     ========                  ========

               Weighted average fair value of options
                   granted during the year                             $1.40                       $.73
                                                                       =====                       ====

The following table summarizes information about fixed stock options outstanding at December 31, 2001:




                                                              Weighted
                                                              Average
                                                              Years of        Weighted                        Weighted
                                                              Remaining       Average                         Average
            Exercise                           Number        Contractual      Exercise         Number         Exercise
             Prices                          Outstanding        Life           Price         Exercisable        Price
           -----------                       -----------     -----------     -----------     -----------     -----------
              $.50                             588,500          9.77           $ .50           131,250          $ .50
           $4.00-$5.00                         277,800          3.16            4.45           138,900           4.45
                                               -------                                         -------

           $ .50-$5.00                         866,300          7.65           $1.77           270,150          $2.53
                                               =======          ====           =====           =======          =====




                                EliteAgents, Inc.

                          NOTES TO FINANCIAL STATEMENTS



Note 9 - Stockholders' equity (concluded):
           Stock options (concluded):
               The Company has elected to continue to use the provisions of APB
               25 in accounting for stock options granted to employees. During
               2000, the exercise price of options granted to employees was equal to or greater than the fair market value of the stock at the date of grant and, accordingly, no earned or unearned compensation cost was recognized in the accompanying 2000 financial statements for options granted to employees. During
               2001, the exercise price of options granted to employees was $.50 per share and the fair market value per share of common stock was $1.77 per share. Accordingly, a charge of $1.27 per share, or an aggregate charge of $803,910, was initially recorded as unearned compensation with an offsetting credit to additional paid-in capital. Prior to December 31, 2001, options to purchase 44,500 shares of common stock that were granted during 2001 were cancelled and, accordingly, the Company reduced unearned compensation by $56,515, representing the total shares issuable upon exercise of such options multiplied by the difference between the exercise price of the options of $.50 and the fair value of the stock of $1.77. The unearned compensation is being amortized over the respective vesting periods of the options of three to four years. During 2001, the Company amortized $166,688 of unearned compensation. The remaining balance of unearned compensation of $580,707 as of December 31, 2001 has been reflected as a reduction of stockholders' equity. The pro forma amounts computed as if the Company had elected to recognize compensation cost for stock options and warrants granted to employees based on the fair value of the options and warrants at the date of grant as prescribed by SFAS 123 and the related historical amounts reported in the accompanying statements of operations are set forth below:

                                                             2001                  2000
                                                          -----------           -----------
                  Net loss - as reported                  $(6,010,369)          $(2,646,815)
                                                          ===========           ===========

                  Net loss - pro forma                    $(6,077,999)          $(2,698,919)
                                                          ===========           ===========

                  Basic loss per share - as reported           $(1.95)                $(.68)
                                                               ======                 =====

                  Basic loss per share - pro forma             $(1.97)                $(.69)
                                                               ======                 =====

               The fair value of each option granted was estimated as of the date of grant using the minimum value method in accordance with SFAS 123.


                                EliteAgents, Inc.

                          NOTES TO FINANCIAL STATEMENTS



Note 10- Lease commitments:

               The Company has noncancelable operating leases for office facilities which commenced at various dates and expire through June 30, 2005. In addition to base rentals, various leases require payments for real estate taxes and operating costs.

               The future minimum rental payments under the leases in years subsequent to December 31, 2001 are as follows:

                     Year Ending
                     December 31,                                      Amount
                     ------------                                     --------

                         2002                                         $237,438
                         2003                                          215,726
                         2004                                          215,726
                         2005                                          107,863
                                                                      --------
                             Total                                    $776,753
                                                                      ========

               Rent expense amounted to approximately $251,000 and $125,000 in 2001 and 2000, respectively.


Note 11- Pro forma information:
               The unaudited pro forma balance sheet as of December 31, 2001 presents the balance sheet of the Company as though the convertible debentures and accrued interest thereon of $615,290 and $4,756 respectively, which were converted into 1,240,092 shares of the Company's common stock on January 3, 2002, were actually converted on December 31, 2001.


Note 12- Fair value of financial instruments:
               The Company's material financial instruments at December 31, 2001 for which disclosure of estimated fair value is required by certain accounting standards consisted of cash, mortgage loans held for sale, accounts payable, notes payable - related party and the warehouse line of credit. In the opinion of management,
               (i) cash, accounts payable and the warehouse line of credit were carried at values that approximated their fair values because of their liquidity and/or their short-term maturities, (ii) the fair value of mortgage loans held for sale based on their sales price was $1,695,000 and (iii) because of the relationship between the Company and its related parties, there is no practical method that can be used to determine the fair value of notes payable - related party.

                                EliteAgents, Inc.

                          NOTES TO FINANCIAL STATEMENTS



Note 13- Subsequent events:
               On January 3, 2002, the Company completed the Exchange with Milestone. Prior to the Exchange, Milestone was a development stage company that was originally founded in 1987 in the State of Colorado as Shield Enterprises, Inc. ("Shield") for the purpose of merging with or acquiring other businesses. In 1989, Shield completed an initial public offering and, in 1990, completed a merger with Milestone, a Delaware corporation organized for the purpose of investing in and providing managerial services to developing companies. From late 1995 until January 1998 when Milestone entered into the development stage for purposes of merging with or acquiring other businesses, it was dormant. For each of the three years ended December 31, 2001, Milestone did not generate any significant revenues or expenses in connection with its operations and, at the time of the Exchange, was an inactive "shell company" whose common shares were publicly traded.

               As of January 3, 2002, Milestone had, effectively 8,000,000 shares of no par common stock outstanding. As of that date, Milestone issued 72,000,000 shares of common stock to acquire all of the: (i) 3,651,642 shares of common stock outstanding, (ii) 50,000 shares of Series A preferred stock outstanding (converted into 250,000 shares of common stock concurrent with the Exchange), (iii) 1,420,002 shares of Series B preferred stock outstanding (converted into 1,420,002 shares of common stock concurrent with the Exchange) and (iv) 1,240,092 shares of common stock issued in connection with the conversion of convertible debentures of $615,290 and accrued interest thereon of $4,756 concurrent with the Exchange. As a result of the Exchange, the Company became a wholly-owned subsidiary of Milestone, and Milestone had 80,000,000 shares of common stock outstanding of which 72,000,000, or 90%, is owned by the stockholders of the Company and 8,000,000 shares, or 10%, is owned by the former stockholders of Milestone. However, since the stockholders of the Company became the owners of the majority of the outstanding common shares of Milestone after the Exchange and Milestone had no significant operating activities or assets and liabilities prior to the Exchange, the Exchange was treated effective as of January 3, 2002, as a "purchase business combination" and a "reverse acquisition" for accounting purposes in which Milestone was the legal acquirer and the Company was the accounting acquirer.

               As a result, the assets and liabilities of the accounting acquirer will continue to be recorded at their historical carrying values as of January 3, 2002; however, common stock and additional paid-in capital will be adjusted as of January 3, 2002 to reflect the no par value of the shares of the legal acquirer, Milestone.

               As of December 31, 2001, Milestone had assets of $33, liabilities of $85 and a stockholders' deficiency of $52. In addition, during 2001 and 2000, Milestone did not generate any revenue and had net losses of $22,752 and $19,015, respectively. Accordingly pro forma information was not deemed meaningful by management.

                                      * * *