Form 10KSB/A
period 2001-12-31
MILESTONE CAPITAL INC
filed 2002-04-30
CIK 817129

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1


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


                               39 Plymouth Street
                               Fairfield, NJ 07004
           ----------------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

         Issuer's Telephone Number, Including Area Code: (973) 808-5770

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under Section 12(g) of the Exchange Act:

                      Common Stock, No Par Value Per Share
                                 --------------
                                (Title of Class)

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

          As of March 28, 2002, shares of the registrant's common stock, no par value per share ("Common Stock") were trading at an average bid and asked price of $0.33 per share, and the aggregate market value of the Common Stock of the registrant held by non-affiliates was approximately $26.4 million.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 28, 2002, 80,000,000 shares of the issuer's Common Stock were outstanding.

         Transitional Small Business Disclosure Format (check one):

Yes                     No      X
    -----------            -----------



PART III

     We are amending our Annual Report on Form 10-KSB for the fiscal year ended
December 31, 2001, to provide the information required to be set forth in Part
III of the Annual Report on Form 10-KSB. We have made no further changes to our Annual Report on Form 10-KSB filed with the SEC on April 1, 2002.


Item 9. Directors and Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act

                                 Management Team
                                 ---------------

 Name                              Age     Position
 Charles J. DeMory                  60     Chairman/President/CEO, Director, Milestone, EAMS, EALS
 Howard H. Conyack, Jr.             36     Executive Vice President, Treasurer, Director, Milestone, EAMS
 John Mangel III                    34     Executive Vice President, CFO, Director, Milestone
 John M. Dunn                       39     Vice President, Secretary, Director, Milestone, EAMS
 George A. Chrisbacher              34     Vice President - Chief Technology Officer, Milestone
 Christopher Remetz                 40     Vice President - Chief Information Officer, Milestone



Charles J. DeMory, Chairman of the Board, President and CEO
Chuck DeMory has served as President and Chief Executive Officer of EliteAgents,
Inc. since March of 2000 and is now Chairman, President and Chief Executive
Officer of Milestone. Previously, Mr. DeMory served as Senior Vice President of
Sales for Comdisco, Inc. from 1988 to 1999. He has been involved in sales and marketing in various executive capacities since 1970 for such firms as IBM and Amdahl. Mr. DeMory holds a BS degree from the University of Illinois and an MBA degree from California Coast University.

Howard H. Conyack, Jr., Executive Vice President, Treasurer and Director
Executive Vice President, Mr. Conyack manages the product development and mortgage processing for EAMS. Prior to founding EAMS in July 1999, Mr. Conyack served as a principal owner and chairman of Dunn Hughes Holdings, Inc., a business consulting and advisors firm. Mr. Conyack also has developed a diversified background in the securities industry working in corporate finance, the mortgage industry, and the software industry.

John Mangel III, Executive Vice President, CFO and Director
John Mangel has served as Executive Vice President, CFO and Director since
January 2000. Prior to joining EAMS in 1999, Mr. Mangel was a Manager of
Business Development and Strategy for Walt Disney Attractions. Mr. Mangel also worked as an analyst of real estate acquisitions for Jones Lang LaSalle. He holds an MBA from Kellogg Graduate School of Management and a BS from Georgetown
University.

John M. Dunn, Vice President, Secretary and Director
John Dunn is a co-founder and Vice President of EAMS. Prior to founding EAMS in July 1999, Mr. Dunn actively served as a principal owner and President of DunnHughes Holdings, Inc., a business consulting and advisory firm. Mr. Dunn also brings ten years of mortgage banking experience to the Company. Mr. Dunn currently holds a Series 24 Principal's license and Series 7 Registered
Representative license. He holds a BS degree from Stetson University.




J. Christopher Remetz, Chief Information Officer (CIO)
Chris Remetz has directed the Company's product development since September
1999. As CIO, Mr. Remetz is responsible for all aspects of technological implementation in the Company, focusing on the EliteAgents Mortgage System, LOIS and the EliteAgents Leasing System. Prior to joining the Company, Mr. Remetz served as Assistant Vice at SunGard Portfolio Systems. From 1986 to 1996, Mr.
Remetz was the Director of Micro Product Development for Shaw Data Services,
Inc. He holds a BS degree from the University of Pennsylvania.

George A. Chrisbacher, Chief Technology Officer (CTO)
George Chrisbacher joined EAMS in September 1999 as Vice President, Information
Technology. Mr. Chrisbacher is responsible for system strategy, network infrastructure, and application development and support functions. He was elected Chief Technology Officer in 2001. Specializing in Internet applications and business integration, Mr. Chrisbacher is responsible for architecting all technology platforms for Milestone and its subsidiaries. Prior to joining the Company, Mr. Chrisbacher was co-founder and managing partner of Green LLC. Until
1998, Mr. Chrisbacher held the position of Project Leader for Shaw Data
Services, Inc.. He graduated from Rensselaer Polytechnic Institute in May 1989.



               SECTION 16(a) BENEFICIAL OWNER REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act requires the Company's directors and executive officers, and any persons who own more than ten percent
(10%) of the Company's Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by SEC regulations to furnish the Company with copies of all Section
16(a) forms they file.

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2001, all such Section
16(a) filing requirements were complied with.


 Item 10.  Executive Compensation


                             MANAGEMENT COMPENSATION

 General

     The following table sets forth all compensation awarded or earned during the last fiscal year by the Company's Chief Executive Officer, and the five other executive officers who were serving at the end of our last completed fiscal year (the "Named Executive Officers"):

                           Summary Compensation Table


--------------------------------------------------------------------------------
Name and Principal Position                                     Year     Salary(1)

--------------------------------------------------------------------------------
Charles J. DeMory                                               2002   $ 120,000
Chairman/President/CEO, Director, Milestone, EAMS, EALS         2001   $ 105,000
================================================================================
Howard H. Conyack, Jr.                                          2002   $ 100,000
Executive Vice President, Treasurer, Director, Milestone, EAMS  2001   $  87,500
================================================================================
John Mangel III                                                 2002   $ 100,000
Executive Vice President, CFO, Director, Milestone              2001   $  80,000
================================================================================
John M Dunn                                                     2002   $  60,000
Vice President, Secretary, Diorector, Milestone, EAMS           2001   $  54,956
================================================================================
George A. Chrisbacher                                           2002   $  80,000
Vice President - Chief Technology Officer, Milestone            2001   $  66,666
================================================================================
J. Christopher Remetz                                           2002   $  80,000
Vice President - Chief Information Officer, Milestone           2001   $  66,666
================================================================================

(1) 2002 salary is estimated. To date management salaries paid total less than 25% of amounts proposed.




                               Executive Option Grants


     The following table contains information concerning the stock option grants made to each of the named Executive Officers in 2001.
                                                                                                     Potential Realizable Value at
                                                                                                     Assumed Annual Rates of Stock
                                              % of Options                                          Appreciation for Option Term (1)
                                                                                                    --------------------------------

Officer                   Options     Price    Issued        Vesting           Expiration Date               5%            10%
====================================================================================================================================
Charles J. DeMory         508,930    $  0.05     7.9%       Exerciseable              2011               $  16,003     $  40,555
                        1,526,790    $  0.05    23.7%     Non-Exerciseable      2012, 2013, 2014         $  48,010     $ 121,666
------------------------------------------------------------------------------------------------------------------------------------
Howard H. Conyack, Jr.    190,849    $  0.05     3.0%       Exerciseable              2011               $   6,001     $  15,208
                          572,546    $  0.05     8.9%     Non-Exerciseable      2012, 2013, 2014         $  18,004     $  45,625
------------------------------------------------------------------------------------------------------------------------------------
John Mangel III           190,849    $  0.05     3.0%       Exerciseable              2011               $   6,001     $  15,208
                          572,546    $  0.05     8.9%     Non-Exerciseable      2012, 2013, 2014         $  18,004     $  45,625
------------------------------------------------------------------------------------------------------------------------------------
John M. Dunn               63,616    $  0.05     1.0%       Exerciseable              2011               $   2,000     $   5,069
                          190,849    $  0.05     3.0%     Non-Exerciseable      2012, 2013, 2014         $   6,001     $  15,205
------------------------------------------------------------------------------------------------------------------------------------
George Chrisbacher         63,616    $  0.05     1.0%       Exerciseable              2011               $   2,000     $   5,069
                          190,849    $  0.05     3.0%     Non-Exerciseable      2012, 2013, 2014         $   6,001     $  15,205
------------------------------------------------------------------------------------------------------------------------------------
J. Christopher Remetz      63,616    $  0.05     1.0%       Exerciseable              2011               $   2,000     $   5,069
                          190,849    $  0.05     3.0%     Non-Exerciseable      2012, 2013, 2014         $   6,001     $  15,205
------------------------------------------------------------------------------------------------------------------------------------


(1) In accordance with SEC rules, these columns show gains that might exist for the option over the life of the option, a period of ten years.
     This valuation is hypothetical; if the stock price does not increase above the exercise price, compensation to the named executive officers will be zero. A 5% or 10% annually compounded increase in the Company's stock price from the date of grant to the end of the option term would result in stock prices of $ .08 and $ .13 per share, respectively.




Option Exercises and Holdings
-----------------------------

     The following table sets forth information concerning stock options exercised by the Named Executive Officers during 2001, as well as the value of unexercised options held by such persons on December 31, 2001.


                    Aggregate Option Exercises in Fiscal 2001
                        and Fiscal Year-End Option Values

-----------------------------------------------------------------------------------------------------------------
                                                       Number of Securities
                                                      Underlying Unexercised         Value of Unexercised
                                                            Options at              In-the-Money Options at
                           Shares                            31-March-02                     31-March-02
                           Acquired                          -----------                     -----------
                           Upon       Value
Name                       Exercise   Realized(1)  Exercisable   Unexercisable  Exercisable(2)   Unexercisable(2)
-----                      ---------  -----------  -----------   -------------  --------------   ----------------
Charles J. DeMory             --          --         1,868,384     1,979,941      $  142,500       $  427,501

Howard H. Conyack, Jr         --          --           190,849       572,546      $   53,438       $  160,313

John Mangel III               --          --           780,343       769,044      $  132,141       $  186,547

John M. Dunn                  --          --            63,616       190,849      $   17,812       $   53,438

George Chrisbacher            --          --            63,616       190,849      $   17,812       $   53,438

J. Christopher Remetz         --          --            63,616       190,849      $   17,812       $   53,438
-----------------------------------------------------------------------------------------------------------------


(1)  Calculated as the difference between the fair market value of the Company's
     Common Stock at the time of the option exercise and the exercise price.

(2) The common stock underlying all exercisable and unexercisable is restricted stock. These securities have not been registered under the Securities Act of 1933, as amended, or the securities laws of any state. The earliest any portion of this stock can be registered and traded without an exemption is January of 2003.



Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the beneficial ownership of Common Stock as of March 31, 2002 by: (i) each person known by the
Company to own beneficially more than five percent (5%) of the outstanding shares of Common Stock; (ii) each of the Company's directors and nominees for directors; (iii) each of the Named Executive Officers; and (iv) all directors and named executive Officers of the Company as a group. (Each person named below has an address in care of the Company's principal executive offices.) The
Company believes that each person named below has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such holder, subject to community property laws where applicable.


     Officers/Major Shareholders         Shares             % of Company
     ===========================         ======             ============
     Nick Kokonas (2)                  18,998 041                23.7%
     John Mangel (3)                   16,462,659 (4)            20.6%
     Howard H. Conyack, Jr.             5,534,929 (5)             6.9%
     John Dunn                          5,407,696 (6)             6.8%
     Charles J. DeMory                  4,533,599 (7)             5.7%
     John Mangel III                    3,520,056 (8)             4.4%
     Earnco (3)                         3,225,589                 4.0%
     George A. Chrisbacher              2,489,288 (9)             3.1%
     J. Christopher Remetz              2,382,922 (10)            3.0%
     Mathis Family Partners Ltd. (3)    2,280,326                 2.9%

     (1)  Outside shareholders
     (2)  Entities controlled by Earnest Mathis former Chairman of Milestone
          Capital Inc.

     ---------------------

     (1)  Beneficial ownership is determined in accordance with Rule
          13d-3 of the Securities Exchange Act of 1934. To our knowledge, the persons named in the table above have sole voting power with respect to all shares of common stock shown as beneficially owned by them. The address for each of these individuals is 39 Plymouth St., Fairfield, NJ 07004.

     (2)  Outside shareholders

     (3) Earnco and Mathis Family Partners LTD are investment vehicles controlled by Earnest Mathis, former Chairman of Milestone Capital,
          Inc.

     (4) Includes 12,335,557 warrants which are currently exercisable or will be exercisable within 60 days.

     (5) Includes 190,849 options which are currently exercisable or will be exercisable within 60 days.

     (6) Includes 63,616 options which are currently exercisable or will be exercisable within 60 days.

     (7) Includes 309,073 warrants and 1,868,384 options which are currently exercisable or will be exercisable within 60 days.

     (8) Includes 2,120,864 warrants and 780,343 options which are currently exercisable or will be exercisable within 60 days.

     (9) Includes 63,616 options which are currently exercisable or will be exercisable within 60 days.

     (10) Includes 63,616 options which are currently exercisable or will be exercisable within 60 days.


Item 12.  Certain Relationships and Related Transactions.

The Company has not entered into any related party transactions.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MILESTONE CAPITAL, INC.

April 30, 2002                              By:  /s/  CHARLES J. DEMORY
                                               -------------------------------
                                                      Charles J. DeMory
                                                      Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signatures                          Title                    Date
         ----------                          -----                    ----

/s/  CHARLES J. DEMORY               Chairman, Chief Executive    April 30, 2002
-----------------------------        Officer, President and
     Charles J. DeMory               Director (Principal
                                     Executive Officer)

/s/  JOHN MANGEL III                 Chief Financial Officer,     April 30, 2002
-----------------------------        Executive Vice President
     John Mangel III                 and Director (Principal
                                     Financial and Accounting
                                     Officer)

/s/  HOWARD J. CONYACK, JR.          Executive Vice President,    April 30, 2002
-----------------------------        Treasurer and Director
    Howard J. Conyack, JR.


/s/  JOHN M. DUNN                    Vice President, Secretary    April 30, 2002
-----------------------------        and Director
     John M Dunn