Form 10QSB
period 2002-03-31
MILESTONE CAPITAL INC
filed 2002-05-20
CIK 817129

As Filed with the Securities and Exchange Commission on May 20, 2002
==============================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                       For the period ended March 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from ____________ to _____________


                       COMMISSION FILE NUMBER: 033-15096-D

                             -----------------------

                             MILESTONE CAPITAL, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           COLORADO                                              84-1111224
 ------------------------------                               -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                               39 Plymouth Street
                               Fairfield, NJ 07004
                     --------------------------------------
                    (Address of principal executive offices)

                                 (973) 808-5770
                            -------------------------
                           (Issuer's Telephone Number)


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2002, the registrant had 80,990,575 shares of common stock, no par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]


================================================================================

                     MILESTONE CAPITAL, INC. AND SUBSIDIARY



                                                                            PAGE
                                                                            ----
Part I - Financial Information

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheet at March 31, 2002
          (Unaudited)                                                         3

          Condensed Consolidated Statements of Operations
          Three Months Ended March 31, 2002 and 2001 (Unaudited)              4

          Condensed Consolidated Statement of Changes in Stockholders'
          Equity Three Months Ended March 31, 2002 (Unaudited)                5

          Condensed Consolidated Statements of Cash Flows
          Three Months Ended March 31, 2002 and 2001 (Unaudited)              6

          Notes to Condensed Consolidated Financial Statements                7

Item 2.   Management's Discussion and Analysis or Plan of Operation           10


Part II - Other Information

Item 1.   Legal Proceedings                                                   13

Item 2.   Changes in Securities                                               13

Item 6.   Exhibits and Reports on Form 8-K                                    13

          Signatures                                                          14

                          PART I FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                     Milestone Capital, Inc. and Subsidiary

                      Condensed Consolidated Balance Sheet
                                 March 31, 2002
                                   (Unaudited)



                                     ASSETS
                                     ------

Current assets:
     Cash                                                          $    123,750
     Mortgage loans held for sale                                       210,039
     Prepaid expenses and other receivables                              81,034
                                                                   ------------
         Total current assets                                           414,823

Property and equipment, net                                             893,922
Other assets                                                             59,442
                                                                   ------------

         Totals                                                    $  1,368,187
                                                                   ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
     Borrowings under warehouse line of credit                     $    208,000
     Accounts payable and accrued expenses                              584,715
     Notes payable (including related party of $85,000)                 110,000
     Convertible debt, net of debt discount of $33,750                   66,250
     Current portion of capital lease obligations                        77,108
                                                                   ------------
         Total current liabilities                                    1,046,073

Other liabilities                                                        41,492
Capital lease obligations, net of current portion                        24,754
                                                                   ------------
         Total liabilities                                            1,112,319
                                                                   ------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, no par value; 5,000,000 shares authorized;
         none issued and outstanding                                       --
     Common stock,  no par value; 500,000,000 shares authorized;
         80,990,575 shares issued and outstanding                     7,333,232
     Additional paid-in capital                                       3,638,864
     Unearned compensation                                             (531,987)
     Stock subscription receivable                                     (106,675)
     Accumulated deficit                                            (10,077,566)
                                                                   ------------
              Total stockholders' equity                                255,868
                                                                   ------------

              Totals                                               $  1,368,187
                                                                   ============


See Notes to Condensed Consolidated Financial Statements.

                     Milestone Capital, Inc. and Subsidiary

                 Condensed Consolidated Statements of Operations
                   Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)



                                                       2002            2001
                                                   ------------    ------------
Revenue:
    Broker fee income                              $    400,116    $     87,786
    Loan origination and processing                      52,966          33,987
    Gain on sale of loans                                72,939
    Interest                                             17,558           2,146
                                                   ------------    ------------
       Totals                                           543,579         123,919
                                                   ------------    ------------

Operating expenses:
    Direct                                               94,007         153,375
    General and administrative                        1,578,275       1,078,119
    Interest                                              9,507           8,733
                                                   ------------    ------------
       Totals                                         1,681,789       1,240,227
                                                   ------------    ------------

Loss from operations                                 (1,138,210)     (1,116,308)
Other interest expense                                   65,750            --
                                                   ------------    ------------

Net loss                                           $ (1,203,960)   $ (1,116,308)
                                                   ============    ============


Basic loss per common share                        $       (.01)   $       (.03)
                                                   ============    ============


Basic weighted average common shares outstanding     79,140,078      37,078,472
                                                   ============    ============


See Notes to Condensed Consolidated Financial Statements.



                                          Milestone Capital, Inc. and Subsidiary

                            Condensed Consolidated Statement of Changes in Stockholder's Equity
                                             Three Months Ended March 31, 2002
                                                        (Unaudited)



                                     Series A Convertible            Series B Convertible
                                       Preferred Stock                 Preferred Stock                Common Stock
                                ----------------------------    ----------------------------   ---------------------------
                                    Shares         Amount          Shares          Amount         Shares         Amount
                                ------------    ------------    ------------    ------------   ------------   ------------
Balance, January 1, 2002             515,441    $      5,154      14,638,558    $    146,385     37,644,154   $     75,288

Effects of reverse acquisi-         (515,441)         (5,154)    (14,638,558)       (146,385)    25,215,765      6,122,975
tion

Conversion of convertible
   notes                                                                                         12,783,897        620,046

Sale of shares of common
   stock                                                                                          4,356,184        214,000

Issuance of common stock
   to officers in exchange
   for services                                                                                     890,575        267,173

Effects of beneficial con-
   version features and
   issuance of common
   stock in connection with
   convertible debentures                                                                           100,000         33,750

Forgiveness of salaries

Cancellation of stock options

Amortization of unearned
   compensation

Net loss
                                ------------    ------------    ------------    ------------   ------------   ------------

Balance, March 31, 2002                 --      $       --              --      $       --       80,990,575   $  7,333,232
                                ============    ============    ============    ============   ============   ============


See Notes to Condensed Consolidated Financial Statements.

                                                             5



                                   Milestone Capital, Inc. and Subsidiary

                      Condensed Consolidated Statement of Changes in Stockholder's Equity
                                       Three Months Ended March 31, 2002
                                                  (Unaudited)
                                                  (Continued)


                                 Additional
                                  Paid-in         Unearned      Subscription     Accumulated
                                  Capital       Compensation     Receivable        Deficit         Total
                                ------------    ------------    ------------    ------------    ------------
Balance, January 1, 2002        $  9,377,225    $   (580,707)   $   (101,675)   $ (8,873,606)   $     48,064

Effects of reverse acquisi-
tion                              (5,971,436)

Conversion of convertible
   notes                                                                                             620,046

Sale of shares of common
   stock                                                              (5,000)                        209,000

Issuance of common stock
   to officers in exchange
   for services                                                                                      267,173

Effects of beneficial con-
   version features and
   issuance of common
   stock in connection with
   convertible debentures             65,750                                                          99,500

Forgiveness of salaries              170,500                                                         170,500

Cancellation of stock options         (3,175)          3,175

Amortization of unearned
   compensation                                       45,545                                          45,545

Net loss                                                                          (1,203,960)     (1,203,960)
                                ------------    ------------    ------------    ------------    ------------

Balance, March 31, 2002         $  3,638,864    $   (531,987)   $   (106,675)   $(10,077,566)   $    255,868
                                ============    ============    ============    ============    ============


See Notes to Condensed Consolidated Financial Statements.

                                                   5(Con't)



                                      Milestone Capital, Inc. and Subsidiary

                                  Condensed Consolidated Statements of Cash Flows
                                    Three Months Ended March 31, 2002 and 2001
                                                    (Unaudited)



                                                                                          2002           2001
                                                                                       -----------    -----------
Operating activities:
    Net loss                                                                           $(1,203,960)   $(1,116,308)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                        90,784         53,741
       Issuance of common stock to consultant in connection with reverse acquisition       221,250
       Forgiveness of current year salaries                                                128,833
       Charges to interest expense associated with beneficial conversion feature            65,750
       Amortization of unearned compensation                                                45,545
       Issuance of shares in exchange for services                                         267,173
       Changes in operating assets and liabilities:
          Mortgage loans held for sale                                                   1,459,361
          Prepaid expenses and other receivables                                            26,588         10,819
          Other assets                                                                          65          6,146
          Borrowings under warehouse line of credit                                     (1,455,600)
          Accounts payable and accrued expenses                                            153,505         72,081
          Other liabilities                                                                  2,178          9,829
                                                                                       -----------    -----------
              Net cash used in operating activities                                       (198,528)      (963,692)
                                                                                       -----------    -----------

Investing activities - purchases of property and equipment                                                (14,387)
                                                                                                      -----------

Financing activities:
    Proceeds from issuance of convertible debentures                                       100,000
    Payments of notes payable                                                                             (94,388)
    Proceeds from notes payable                                                             25,000
    Payments under capital lease obligations                                               (17,979)       (17,509)
    Net proceeds from sale of common stock                                                 209,000
    Proceeds from sales of Series B preferred stock                                                        90,001
    Payments of stock subscription receivable                                                           1,014,997
                                                                                       -----------    -----------
              Net cash provided by financing activities                                    316,021        993,101
                                                                                       -----------    -----------

Net increase in cash                                                                       117,493         15,022
Cash, beginning of period                                                                    6,257         15,050
                                                                                       -----------    -----------

Cash, end of period                                                                    $   123,750    $    30,072
                                                                                       ===========    ===========

Supplemental disclosure of noncash investing and financing activities: Common stock related transactions:
       Conversion of convertible debt and accrued interest thereon into shares
          of common stock                                                              $   620,046
                                                                                       ===========

       Issuance of common stock in connection with convertible debentures              $    33,750
                                                                                       ===========

       Issuance of common stock in settlement of dividends on Series A
          preferred stock                                                                             $    20,000
                                                                                                      ===========

    Series B preferred stock related transactions:
       Issuance of shares in exchange for prior years' salaries                                       $    45,000
                                                                                                      ===========

       Issuance of shares in settlement of loan from related party                                    $   190,000
                                                                                                      ===========

    Other noncash investing and financing activities:
       Forgiveness of prior year salaries                                              $    41,667
                                                                                       ===========


See Notes to Condensed Consolidated Financial Statements.

                                                         6

                     Milestone Capital, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 1 - Organization and business:
               Milestone Capital, Inc. ("Milestone") was a development stage company that was originally founded in 1987 in the State of Colorado as Shield Enterprises, Inc. ("Shield") for the purpose of merging with or acquiring other businesses. In 1989, Shield completed an initial public offering and, in 1990, completed a merger with Milestone, a Delaware corporation organized for the purpose of investing in and providing managerial services to developing companies. From late 1995 until January 1998, when Milestone entered into the development stage for purposes of merging with or acquiring other businesses, it was dormant. For each of the three years ended December 31, 2001, Milestone did not generate any significant revenue or expenses in connection with its operations and was an inactive "shell company" whose common shares were publicly traded.

               On January 3, 2002, Milestone entered into an exchange agreement (the "Exchange") with Elite Agents, Inc. ("Elite"), a licensed Title II loan correspondent mortgage banker. As of January 3, 2002, Milestone had, effectively, 8,000,000 shares of no par common stock outstanding. As of that date, Milestone issued 72,000,000 shares of common stock of which 67,643,816 shares of common stock were used to acquire all of the: (i) 37,644,154 shares of common stock outstanding, (ii) 515,441 shares of Series A preferred stock outstanding (converted into 2,577,207 shares of common stock concurrent with the Exchange), (iii) 14,638,558 shares of Series B preferred stock outstanding (converted into 14,638,558 shares of common stock concurrent with the Exchange) and (iv) 12,783,897 shares of common stock issued in connection with the conversion of convertible debentures of $615,290 and accrued interest thereon of $4,756 concurrent with the Exchange. As a result of the Exchange, Elite became a wholly-owned subsidiary of Milestone, and Milestone had 80,000,000 shares of common stock outstanding of which 72,000,000, or 90%, is owned by the stockholders of Elite and 8,000,000 shares, or 10%, is owned by the former stockholders of Milestone. Since the stockholders of Elite became the owners of the majority of the outstanding common shares of Milestone after the Exchange, the Exchange was treated as a "purchase business combination" and a "reverse acquisition" for accounting purposes in which Milestone was the legal acquirer and Elite was the accounting acquirer.

               As a result, the assets and liabilities of the accounting acquirer continue to be recorded at their historical carrying values; however, common stock and additional paid-in capital have been adjusted as of January 3, 2002 to reflect the no par value of the shares of the legal acquirer, Milestone.

               The "Company" as used herein refers to Elite prior to January 3, 2002, the date of the Exchange and Milestone together with Elite subsequent to that date.

               In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of March 31, 2002, its results of operations and cash flows for the three months ended March 31, 2002 and 2001, and its changes in stockholders' equity for the three months ended March 31, 2002. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements as of December 31, 2001 and for the year then ended and the notes thereto (the "Audited Financial Statements") and the other information included in the Company's Form 8-K/A filed with the SEC on March 19, 2002 and in its Annual Report on Form 10-KSB for the year ended December 31, 2001 that was previously filed with the SEC.

               The results of the Company's operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations to be achieved for the full year ending December 31, 2002.

                     Milestone Capital, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 2 - Basis of presentation:
               The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2002, the Company had a cash balance of $124,000 and a working capital deficiency of $631,000. In addition, the Company had negative cash flows from operations of $199,000 during the three months ended March 31, 2002. Management believes it is probable that the Company will continue to incur negative cash flows from operating activities through at least June 30, 2002 and that the Company will need to obtain additional equity or debt financing to be able to sustain its operations until it can achieve profitability.

               Management believes that the commercial success and profitability of the Company will depend on its ability to expand its operations and achieve recognition as a national financing company. To date the Company has focused solely on mortgage lending. During 2000 and through the first half of 2001, the Company sought to expand its operations by providing mortgage origination services at existing real estate agency offices. During the second half of 2001, the Company also sought to provide mortgage origination services through accountants, financial planners and other financial services firms. Employees at branch offices have direct access to the loan origination process through the Company's web site and related support software and database information. In addition, management has begun the process of looking to expand its mortgage banking activities through the acquisition of other established mortgage bankers, and is seeking to expand the variety of lending activities in which it engages including, but not limited to, equipment financing and leasing.

               To enable the Company to sustain its operations through at least March 31, 2003 and, ultimately, complete its marketing and development program and achieve profitability, management plans to seek additional financing for the Company through sales of debt and equity securities.

               Management cannot assure that the Company will be able to obtain necessary additional debt or equity financing and, accordingly, management cannot assure that the Company will be able to sustain its operations through at least March 31, 2003.

               The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amount and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.


Note 3 - Net earnings (loss) per common share:
               The Company presents "basic" earnings (loss) per common share and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings (loss) per common share is calculated by dividing the income or loss applicable to common stock by the weighted average number of common shares outstanding during each period. As of March 31, 2002, the Company had 8,253,600 of potentially dilutive securities.


Note 4 - Convertible debentures and other interest expense:
               As of the date of the Exchange, the Company had outstanding $615,290 of convertible debentures and $4,756 of accrued interest thereon. Concurrent with the Exchange, the convertible notes and accrued interest were converted into 13,193,583 shares of common stock.

               During the three months ended March 31, 2002, the Company began the process of attempting to raise up to $1,150,000 of additional financing through the sale of convertible debentures ("Additional Debentures"). The Additional Debentures bear interest at 10%, can be converted at any time at the option of the holder or the Company into shares of the Company's common stock at $.20 per share and mature March 1, 2003; however, the maturity date may be

                     Milestone Capital, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


               extended for six months at the discretion of the Company. In addition, holders of the Additional Debentures receive one share of common stock for each dollar of Additional Debentures purchased. During the three months ended March 31, 2002, the Company sold $100,000 of Additional Debentures. In connection with the sale of the Additional Debentures, the Company issued 100,000 shares of common stock with a fair value of $33,750. The fair value of the shares was initially recorded as an increase to common stock and the corresponding debt discount reduced the carrying value of the Additional Debentures. The debt discount will be amortized to interest expense over the term of the Additional Debentures.

Note 4 - Convertible debentures and other interest expense (concluded):
               The fair value of the Company's common stock at the time the Additional Debentures were sold exceeded the conversion price. Such excess constitutes a beneficial conversion feature or right for which the value is measured by the difference between the aggregate conversion price and the fair value of common stock into which the securities are convertible. Accordingly, the beneficial conversion feature attributable to the issuance of the Additional Debentures had a fair value of $68,750 which equaled the excess of the aggregate proceeds the purchasers of Additional Debentures would have received if they converted the Additional Debentures and sold the 500,000 shares of common stock (the amount of shares that would have been received if conversion occurred at the date of purchase of the respective Additional Debentures) for approximately $168,750 based on the fair market value at the date of purchase. The charge to interest expense may not exceed the principal amount of the related debt. Accordingly, the Company recorded a charge of $65,750 to interest expense and a corresponding increase in additional paid-in capital for the beneficial conversion rights as the Additional Debentures were convertible upon issuance.

Note 5 - Stockholders' equity:
               Sales and issuances of common stock:
                  During the three months ended March 31, 2002, the Company sold 4,356,184 shares of common stock for consideration of $214,000 and received proceeds of $209,000 and a stock subscription receivable of $5,000. In addition, the Company issued 890,575 shares of common stock to officers of the Company in exchange for expenses of $43,750. The fair value of the shares at the date of grant was $267,173. Accordingly, we reorganized a charge of $267,173 during the three months ended March 31, 2002 for the fair value of the shares issued.

               Forgiveness of officer salaries:
                  During the three months ended March 31, 2002, officers of the Company forgave aggregate salaries of $170,500 of which $128,833 was earned during the three months ended March 31, 2002 and $41,667 was earned prior to January 1, 2002.

Note 6 - Legal proceedings
                  The company is party to a lawsuit arising in the ordinary course of business. While the ultimate result of the lawsuit cannot be predicted with certainty, management does not expect that this matter will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General

On January 3, 2002, Milestone completed a share exchange transaction (the "Exchange Transaction") with EliteAgents, Inc. ("EliteAgents"), whereby Milestone issued shares of its Common Stock to the shareholders of EliteAgents in exchange for all of the issued and outstanding ownership interests in EliteAgents. EliteAgents was originally incorporated in New Jersey in 1999 under the name MortgageBANC, Inc. as a New Jersey Correspondent Mortgage Banker, with the name changed to QuickFinance, Inc. and then to EliteAgents, Inc. in March 2000. In February 2002, EliteAgents amended its Articles of Incorporation to change its name to EliteAgents Mortgage Services Inc. As a result of the Exchange Transaction, EliteAgents is a wholly owned operating subsidiary of Milestone.

Significant Transactions

In the first quarter of 2002, we entered into a letter of intent to purchase Velos Capital Corp., an equipment lessor, for stock and cash. Negotiations and due diligence relating to this transaction are in progress. We are also pursuing the acquisition of other equipment lessors. We believe that purchasing and combining the operations, customer relations and sales force strengths of one or more of these companies will help to establish a presence for us in the equipment leasing market.

Results of Operations

2001 was the first full year in which we utilized our current sales distribution model and Web-based technology in our loan origination business, and we continued this activity in the first quarter of 2002. During 2001, we increased our user base to include business professional such as accountants, financial planners and insurance agents in addition to real estate professionals, and we benefited from this broadened user base during the first quarter of 2002. Our sales and marketing strategy going forward is to focus on various types of business professionals who may have clients in need of either purchase or refinance mortgages. We believe that expanding our user base beyond real estate professionals to other types of business professionals will help us increase our volume of purchase mortgages and maintain a higher ratio of purchase mortgage business when compared to refinance mortgage business.

In addition, recruiting experienced mortgage professionals and loan officers will be crucial to our success. Through our experiences, we have determined that experienced mortgage professionals and loan officers are more likely to be successful in providing ongoing account management to our business professionals, which we believe is essential to maintaining and increasing sales volume with a given account. Account management consists primarily of reminding our users of the value-added service we may provide our users and their clients, as well as educating them on new products we may offer, such as leasing services. In addition, experienced mortgage professionals are also able to generate their own loan originations. For these reasons, we plan to focus on hiring experienced mortgage professionals to work as salespeople. As the mortgage industry is returning to lower volumes of activity during 2002 after the record volume of mortgage transactions during 2000 and 2001, and as our business model gains awareness in the marketplace, we anticipate that we will become more effective in recruiting experienced mortgage professionals. Our ability to recruit experienced mortgage professionals will continue to be a critical component of our success.

In the first quarter of fiscal year 2002, our loan originations increased by 374% to $28.9 million from $6.1 million in the first quarter of fiscal year 2001. Our net loss from operations for the first quarter of fiscal year 2002 was ($1,138,210) compared to a net loss from operations of ($1,116,308) in the first quarter of fiscal 2001, an increase of 2%. For the first quarter of fiscal year 2002, revenues increased 339% to $543,579 from $123,919 in the first quarter of 2001. Total operating expenses increased by 36% to ($1,681,789) for the first quarter of 2002 from ($1,240,227) in the first quarter of 2001.

We generate revenue primarily from (i) loan origination and broker fees, (ii) net gain on the sale of mortgage loans in the secondary market and (iii) interest income received on mortgage loans during the period in which we warehouse loans pending their sale in the secondary market. Loan origination fees, net gain on the sale of mortgage loans and interest income are largely transaction oriented and volume driven. We did not engage in the warehousing of mortgage loans until the fourth quarter of 2001.

We currently broker more than 80% of our loans to more than 20 lenders. As we become more experienced in managing our warehouse line of credit, we expect that we will increase the volume of loans that we fund through the line of credit.

Loan Origination and Broker Fee Income. We recognize fees from purchase mortgage loan originations at closing if the loan is brokered by us instead of warehoused by us. Loan origination income showed an increase of 272% to $453,082 in fiscal first quarter 2002 from $121,773 in fiscal first quarter 2001.

Gains on Sale of Mortgage Loans. When we warehouse loans, we seek to sell those loans in the secondary markets. Our gains and losses from the sale of mortgage loans are affected by several factors including (i) competitive market forces affecting our pricing structure at the time of origination, (ii) interest rate increases or decreases between the time that we commit to originate or purchase loans and the time that we commit to sell the loans in the secondary markets,
(iii) price subsidies and (iv) the recognition of gains relating to originated mortgage servicing rights. Our net gain on the sales of mortgage loans from our loan warehousing operations was $72,939 in the first quarter of 2002. We did not engage in the practice of warehousing loans during the first quarter of 2001.

Net Interest Income. Net interest income consists primarily of the difference between the interest income received on mortgage loans and the interest that we pay on the short-term bank borrowings used to finance mortgage loans prior to the sale of the loan into the secondary market. The conditions that affect net interest income from period to period include the relationship between prevailing mortgage rates and short-term borrowing rates, the mix of fixed-rate and adjustable rate mortgage loans held for sale and the average holding period before the loans are sold. Net interest income in the first quarter of 2002 increased to $17,558 from $2,146 in the first quarter of 2001.

The major components of our total expenses are (i) compensation (including commissions) and benefits, and (ii) general and administrative expenses. Total operating expenses for the fiscal first quarter of 2002 increased by 36% to ($1,681,789) from ($1,240,227) in the fiscal first quarter of 2001. Payments of commissions for loan originations increased by 157% to ($138,489) for the first quarter of 2002 from ($53,892) for the first quarter of 2001. Non-commission employee compensation decreased by 5% to ($504,756) for the first quarter of 2002 from ($531,727) for the first quarter of 2001.

We incurred one-time expenses of $270,503 relating to the Exchange Transaction. Of this amount, $221,985 was attributed to consulting fees and was paid out in 1,272,325 shares of our unregistered common stock.

We also incurred non-cash interest expense of $65,750 from the sale of convertible debentures. The fair value of our common stock at the time the convertible debentures were sold exceeded the conversion price. Such excess constitutes a beneficial conversion feature or right for which the value is measured by the difference between the aggregate conversion price and the fair value of common stock into which the securities are convertible. Accordingly, the beneficial conversion feature attributable to the issuance of the convertible debentures had a fair value of $68,750 which equaled the excess of the aggregate proceeds the purchasers of convertible debentures would have received if they converted the convertible debentures and sold the 500,000 shares of common stock (the amount of shares that would have been received if conversion occurred at the date of purchase of the respective convertible debentures) for approximately $168,750 based on the fair market value at the date of purchase. The charge to interest expense may not exceed the principal amount of the related debt. Accordingly, we recorded a charge of $65,750 to interest expense and a corresponding increase in additional paid-in capital for the beneficial conversion rights, as the convertible debentures were convertible upon issuance.

Equipment Leasing

We are currently planning to expand our business operations into the equipment leasing market. We plan to provide leasing services to small and medium-sized customers beginning in the second quarter of 2002. This is part of our overall strategy of utilizing our sales distribution model (consisting of a direct sales force and sales through network sites) in multiple markets. The Web-based leasing software system that we are developing internally will use many of the same features as the Web-based technology used in our loan origination business. In connection with this expansion, we are currently engaged in negotiations to acquire one or more leasing services companies, which we expect will accelerate the growth of this division.


Income Taxes

We have incurred net operating losses since inception and, therefore, we have not incurred any income taxes. We have a net operating tax loss carry forward of approximately $7,000,000 of which we can use only $520,000 per year.

Disclosure About Market Risk

We manage many risks in the normal course of business. However, we consider interest rate risk to be one of the most significant market risks that could materially impact our financial position and results of operations. The movements in interest rates affect the value of capitalized mortgage servicing rights, the mortgage inventory held for sale, volume of loan production and total net interest income earned.

Liquidity and Capital Resources

As of March 31, 2002, we had a cash balance of $123,750 and a working capital deficiency of $631,000. Our management believes that we may continue to incur negative cash flows from operating activities for the foreseeable future. To control spending, we have implemented several expense control measures. In the fourth quarter of the 2001 fiscal year, all employees' salaries were reduced from 5% to 15%. The current operating expenses, pre-commissions, are approximately $280,000 per month. Funds amounting to over 15% of our current operating expenses are being used to pay down past bills incurred for professional services and for equipment. For Milestone Capital to continue its business operations, increase sales production and engage in marketing efforts, with a goal of generating positive net income on a monthly basis, it will be necessary for us to immediately obtain additional funding and to continue to control expenses. However, there can be no assurance that we will be able to obtain additional capital on terms acceptable to us.

During the first fiscal quarter of 2002, we engaged in two capital raising initiatives. In February 2002, we closed an offering of unregistered common stock of Milestone from which we raised $214,000 through the sale of 4,356,184 shares. The shares issued in this transaction were exempt from registration requirements pursuant to the exemption from registration contained in Rule 506 of Regulation D of the Securities Act of 1933 as amended to date. On March 1, 2002, we initiated an offering of up to $1.15 million in unregistered convertible debentures to accredited investors. The convertible debentures bear interest at 10% per year and can be converted at any time at the option of the holder into shares of our unregistered common stock at $0.20 per share. The convertible debentures mature on March 1, 2003, provided, however, that at our discretion we may extend the maturity date for six months. In addition, holders of the convertible debentures receive one share of our unregistered common stock for each $1.00 of convertible debentures purchased. As of March 31, 2002, we have raised $100,000 from this offering. The notes and shares issued in this offering were exempt from registration requirements pursuant to the exemption from registration contained in Rule 506 of Regulation D of the Securities Act of 1933 as amended to date. The proceeds of these raises will be used to fund operating expenses, increase advertising and marketing in the mortgage division, and launch the equipment leasing division.

If we complete the acquisition of one or more leasing companies, we intend to acquire those companies with our Common Stock and a minimal amount of cash. We expect that the operation of these leasing companies will be cash-flow positive and will not require significant additional capital resources.

We have renewed our warehouse line of credit with The Provident Bank, and the line of credit will expire on March 31, 2003.

Inflation

Inflation may significantly affect our ability to originate loans. Interest rates typically increase during periods of high inflation and decrease during periods of low inflation. Generally, the mortgage banking industry, and in particular the refinance mortgage industry, has experienced increased origination volume in response to low interest rates, and loan originations, particularly refinance mortgage originations, have generally decreased during periods of high interest rates.

Special Cautionary Notice Regarding Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in "Management's Discussion and Analysis or Plan of Operation" as well as in this Quarterly Report generally. You should carefully review the risks described in this Quarterly Report as well as the risks described in our Annual Report on Form 10-KSB filed on April 1, 2002. In addition, when used in this Quarterly Report, the words "anticipates," "plans," "believes," "intends," "estimates," and "expects" and similar expressions are generally intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by us or these forward-looking statements. We undertake no obligation to revise these forward-looking statements to reflect any future events or circumstances.

Cautionary Statements

We continue to be subject to certain factors that could cause our results to differ materially from expected and historical results. You should carefully review the risks described in this Quarterly Report as well as the risks described in our Annual Report on Form 10-KSB filed on April 1, 2002.

                           PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We were named as a third party defendant in a lawsuit on February 1, 2002. One of our former employees is suing the landlord of the property that we lease in New Jersey for injuries she sustained in a fall in the parking lot. The landlord is in turn suing us for any damages the landlord is required to pay to the former employee in the event that damages are awarded to the former employee. We believe that the suit is without merit and that we have sufficient insurance in place to cover any damages that we may be assessed.

ITEM 2.  CHANGES IN SECURITIES

During the first fiscal quarter of 2002, we engaged in two capital raising initiatives. In February 2002, we closed an offering of unregistered common stock of Milestone from which we raised $214,000 through the sale of 4,356,184 shares. The shares issued in this transaction were exempt from registration requirements pursuant to the exemption from registration contained in Rule 506 of Regulation D of the Securities Act of 1933 as amended to date. On March 1, 2002, we initiated an offering of up to $1.15 million in unregistered convertible debentures to accredited investors. The convertible debentures bear interest at 10% per year and can be converted at any time at the option of the holder into shares of our unregistered common stock at $0.20 per share. The convertible debentures mature on March 1, 2003, provided, however, that at our discretion we may extend the maturity date for six months. In addition, holders of the convertible debentures receive one share of our unregistered common stock for each $1.00 of convertible debentures purchased. As of March 31, 2002, we have raised $100,000 from this offering. The notes and shares issued in this offering were exempt from registration requirements pursuant to the exemption from registration contained in Rule 506 of Regulation D of the Securities Act of 1933 as amended to date. The proceeds of these raises will be used to fund operating expenses, increase advertising and marketing in the mortgage division, and launch the equipment leasing division.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

     (a)     Exhibits
                   None

     (b)     Reports on Form 8-K
                   There were two reports on Form 8-K filed during the fiscal quarter period ended March 31, 2002. A Form 8-K was filed on January 18, 2002, and a Form 8-K/A was filed on March 19, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MILESTONE CAPITAL, INC.


Date:  May 20, 2002                         By:  /s/  Charles J. DeMory
                                            ---------------------------------
                                                      Charles J. DeMory, Sr.,
                                                      Chairman, Chief Executive
                                                      Officer and President


Date: May 20, 2002                          By:  /s/  John Mangel III
                                            ---------------------------------
                                                      John Mangel III,
                                                      Chief Financial Officer
                                                      and Executive Vice
                                                      President