Form 10QSB
period 2002-06-30
MILESTONE CAPITAL INC
filed 2002-08-14
CIK 817129

As Filed with the Securities and Exchange Commission on August 14, 2002
==============================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                                   (Mark One)

                [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 30, 2002

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


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2002, the registrant had 81,226,325 shares of common stock, no par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

================================================================================

                     MILESTONE CAPITAL, INC. AND SUBSIDIARY




                                                                           PAGE
                                                                           ----


Part I - Financial Information

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheet
              at June 30, 2002 (Unaudited)                                 F-2

              Condensed Consolidated Statements of Operations
              Six and Three Months Ended June 30, 2002 and
              2001 (Unaudited)                                             F-3

              Condensed Consolidated Statement of Changes in
              Stockholders' Equity Six Months Ended June 30,
              2002 (Unaudited)                                             F-4

              Condensed Consolidated Statements of Cash Flows
              Six Months Ended June 30, 2002 and 2001 (Unaudited)          F-5

              Notes to Condensed Consolidated Financial Statements       F-6/10

Item 2.       Management's Discussion and Analysis or Plan of Operation     2


Part II - Other Information

Item 1.       Legal Proceedings                                             6

Item 2.       Change in Securities                                          6

              Signatures                                                    7

                     Milestone Capital, Inc. and Subsidiary

                      Condensed Consolidated Balance Sheet
                                  June 30, 2002
                                   (Unaudited)

                                     ASSETS
                                     ------

Current assets:
     Cash                                                          $     58,115
     Mortgage loans held for sale                                       696,921
     Prepaid expenses and other receivables                              85,836
                                                                   ------------
         Total current assets                                           840,872

Property and equipment, net                                             895,403
Other assets                                                             90,916
                                                                   ------------

         Totals                                                    $  1,827,191
                                                                   ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
     Borrowings under warehouse line of credit                     $    696,400
     Accounts payable and accrued expenses                              465,957
     Notes payable (including related party of $110,000)                225,000
     Convertible debt, net of debt discount of $121,785                 183,215
     Current portion of capital lease obligations                        96,786
                                                                   ------------
         Total current liabilities                                    1,667,358

Other liabilities                                                        43,673
Capital lease obligations, net of current portion                        37,931
                                                                   ------------
         Total liabilities                                            1,748,962
                                                                   ------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, no par value; 5,000,000 shares authorized;
         none issued and outstanding                                       --
     Common stock, no par value; 500,000,000 shares authorized;
         81,226,325 shares issued and outstanding                     7,473,635
     Additional paid-in capital                                       3,790,571
     Unearned compensation                                             (486,442)
     Stock subscription receivable                                     (101,675)
     Accumulated deficit                                            (10,597,860)
                                                                   ------------
              Total stockholders' equity                                 78,229
                                                                   ------------

              Totals                                               $  1,827,191
                                                                   ============


           See Notes to Condensed Consolidated Financial Statements.



                               Milestone Capital, Inc. and Subsidiary

                           Condensed Consolidated Statements of Operations
                          Six and Three Months Ended June 30, 2002 and 2001
                                             (Unaudited)



                                               Six Months                    Three Months
                                             Ended June 30,                  Ended June 30,
                                      ----------------------------    ----------------------------
                                          2002            2001            2002            2001
                                      ------------    ------------    ------------    ------------
Revenue:
    Broker fee income                 $    477,508    $    266,107    $     77,392    $    178,321
    Loan origination and processing        373,798          85,882         320,832          51,895
    Gain on sale of loans                  100,546                          27,607
    Interest                                26,642           2,408           9,084             262
                                      ------------    ------------    ------------    ------------
       Totals                              978,494         354,397         434,915         230,478
                                      ------------    ------------    ------------    ------------

Operating expenses:
    Direct                                 315,512         289,863         221,505         136,488
    General and administrative           2,177,950       2,144,265         599,675       1,066,146
    Interest                                25,033          15,935          15,526           7,202
                                      ------------    ------------    ------------    ------------
       Totals                            2,518,495       2,450,063         836,706       1,209,836
                                      ------------    ------------    ------------    ------------

Loss from operations                    (1,540,001)     (2,095,666)       (401,791)       (979,358)
Other interest expense                     184,253          20,000         118,503          20,000
                                      ------------    ------------    ------------    ------------

Net loss                              $ (1,724,254)   $ (2,115,666)   $   (520,294)   $   (999,358)
                                      ============    ============    ============    ============


Basic loss per common share           $       (.02)   $       (.06)   $       (.01)   $       (.03)
                                      ============    ============    ============    ============


Basic weighted average common
    shares outstanding                  80,131,326      33,515,655      81,111,692      29,991,989
                                      ============    ============    ============    ============


                     See Notes to Condensed Consolidated Financial Statements.

                                                 F-3


                                           Milestone Capital, Inc. and Subsidiary

                             Condensed Consolidated Statement of Changes in Stockholder's Equity
                                               Six Months Ended June 30, 2002
                                                         (Unaudited)



                                   Series A Convertible          Series B Convertible
                                    Preferred Stock                Preferred Stock                  Common Stock
                                ----------------------------    ----------------------------    ---------------------------
                                   Shares         Amount         Shares          Amount          Shares          Amount
                                ------------    ------------    ------------    ------------    ------------   ------------
Balance, January 1, 2002             515,441    $      5,154      14,638,558    $    146,385      37,644,154   $     75,288

Effects of reverse acquisi-
   tion                             (515,441)         (5,154)    (14,638,558)       (146,385)     25,215,765      6,122,975

Conversion of convertible
   notes                                                                                          12,783,897        620,046

Sale of shares of common
   stock                                                                                           4,356,184        214,000

Issuance of common stock
   in exchange for services                                                                          905,575        276,473

Effects of beneficial con-
   version features and
   issuance of common
   stock in connection with
   convertible debentures                                                                            320,750        164,853

Forgiveness of salaries

Cancellation of stock options

Amortization of unearned
   compensation

Net loss
                                ------------    ------------    ------------    ------------    ------------   ------------

Balance, June 30, 2002                 --      $       --              --      $       --        81,226,325   $  7,473,635
                                ============    ============    ============    ============    ============   ============


                                  See Notes to Condensed Consolidated Financial Statements.

                                                             F-4



                                   Milestone Capital, Inc. and Subsidiary

                     Condensed Consolidated Statement of Changes in Stockholder's Equity
                                       Six Months Ended June 30, 2002
                                           (Unaudited) (Continued)



                                 Additional
                                  Paid-in         Unearned      Subscription     Accumulated
                                  Capital       Compensation     Receivable        Deficit          Total
                                ------------    ------------    ------------    ------------    ------------
Balance, January 1, 2002        $  9,377,225    $   (580,707)   $   (101,675)   $ (8,873,606)   $     48,064

Effects of reverse acquisi-
   tion                           (5,971,436)

Conversion of convertible
   notes                                                                                             620,046

Sale of shares of common
   stock                                                                                             214,000

Issuance of common stock
   in exchange for services                                                                          276,473

Effects of beneficial con-
   version features and
   issuance of common
   stock in connection with
   convertible debentures            170,625                                                         335,478

Forgiveness of salaries              217,332                                                         217,332

Cancellation of stock options         (3,175)          3,175

Amortization of unearned
   compensation                                       91,090                                          91,090

Net loss                                                                          (1,724,254)     (1,724,254)
                                ------------    ------------    ------------    ------------    ------------

Balance, June 30, 2002          $  3,790,571    $   (486,442)   $   (101,675)   $(10,597,860)   $     78,229
                                ============    ============    ============    ============    ============


                         See Notes to Condensed Consolidated Financial Statements.

                                                 F-4(Con't)



                                      Milestone Capital, Inc. and Subsidiary

                                  Condensed Consolidated Statements of Cash Flows
                                      Six Months Ended June 30, 2002 and 2001
                                                    (Unaudited)

                                                                                           2002           2001
                                                                                       -----------    -----------
Operating activities:
    Net loss                                                                           $(1,724,254)   $(2,115,666)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                       194,307        113,052
       Issuance of common stock to consultant in connection with reverse acquisition       221,250
       Forgiveness of current year salaries                                                175,665
       Charges to interest expense associated with:
          Beneficial conversion feature                                                    152,850
          Debt discount                                                                     29,365
       Amortization of unearned compensation                                                91,090
       Issuance of shares in exchange for services                                         276,473
       Changes in operating assets and liabilities:
          Mortgage loans held for sale                                                     972,479
          Prepaid expenses and other receivables                                            21,786        (21,480)
          Other assets                                                                          69          6,146
          Borrowings under warehouse line of credit                                       (967,200)
          Accounts payable and accrued expenses                                             34,747         17,606
          Other liabilities                                                                  4,359         19,657
                                                                                       -----------    -----------
              Net cash used in operating activities                                       (517,014)    (1,980,685)
                                                                                       -----------    -----------

Investing activities - purchases of property and equipment                                 (45,970)       (76,215)
                                                                                       -----------    -----------

Financing activities:
    Proceeds from issuance of convertible debentures                                       305,000        150,000
    Payments of notes payable                                                                             (94,388)
    Proceeds from notes payable                                                            140,000         85,000
    Payments under capital lease obligations                                               (44,158)       (35,018)
    Net proceeds from sale of common stock                                                 214,000
    Proceeds from sales of Series B preferred stock                                                       598,635
    Payments of stock subscription receivable                                                           1,454,773
                                                                                       -----------    -----------
              Net cash provided by financing activities                                    614,842      2,159,002
                                                                                       -----------    -----------
Net increase in cash                                                                        51,858        102,102
Cash, beginning of period                                                                    6,257         15,050
                                                                                       -----------    -----------
Cash, end of period                                                                    $    58,115    $   117,152
                                                                                       ===========    ===========

Supplemental disclosure of noncash investing and financing activities:
    Common stock related transactions:
       Conversion of convertible debt and accrued interest thereon into shares
          of common stock                                                              $   620,046
                                                                                       ===========

       Issuance of common stock in connection with convertible debentures              $   164,853
                                                                                       ===========

       Issuance of common stock in settlement of dividends on Series A
          preferred stock                                                                             $    20,000
                                                                                                      ===========

    Series B preferred stock related transactions:
       Issuance of shares in exchange for prior years' salaries                                       $    45,000
                                                                                                      ===========

       Issuance of shares in settlement of loan from related party                                    $   190,000
                                                                                                      ===========

    Other noncash investing and financing activities:
       Forgiveness of prior year salaries                                              $    41,667    $   202,700
                                                                                       ===========    ===========

       Acquisition of property and equipment under capital lease obligations           $    59,034
                                                                                       ===========


                            See Notes to Condensed Consolidated Financial Statements.

                                                        F-5

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

                     Milestone Capital, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



Note 1 - Organization and business (concluded):
            In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of June 30, 2002, its results of operations and cash flows for the six and three months ended June 30, 2002 and 2001, and its changes in stockholders' equity for the six months ended June 30, 2002. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements as of December 31, 2001 and for the year then ended and the notes thereto (the "Audited Financial Statements") and the other information included in the Company's Form 8-K/A filed with the SEC on March 19, 2002 and in its Annual Report on Form 10-KSB for the year ended December 31, 2001 that was previously filed with the SEC.

            The results of the Company's operations for the six and three months ended June 30, 2002 are not necessarily indicative of the results of operations to be achieved for the full year ending December 31, 2002.


Note 2 - Basis of presentation:
            The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2002, the Company had a cash balance of $58,000 and a working capital deficiency of $826,000. In addition, the Company had negative cash flows from operations of $517,000 during the six months ended June 30, 2002. Management believes it is probable that the Company will continue to incur negative cash flows from operating activities through at least September 30, 2002 and that the Company will need to obtain additional equity or debt financing to be able to sustain its operations until it can achieve profitability.

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

                     Milestone Capital, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



Note 2 - Basis of presentation (concluded):
            To enable the Company to sustain its operations through at least June 30, 2003 and, ultimately, complete its marketing and development program and achieve profitability, management plans to seek additional financing for the Company through sales of debt and equity securities.

            Management cannot assure that the Company will be able to obtain necessary additional debt or equity financing and, accordingly, management cannot assure that the Company will be able to sustain its operations through at least June 30, 2003.

            The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amount and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.


Note 3 - Net earnings (loss) per common share:
            The Company presents "basic" earnings (loss) per common share and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings (loss) per common share is calculated by dividing the income or loss applicable to common stock by the weighted average number of common shares outstanding during each period. As of June 30, 2002, the Company had 30,406,977 of potentially dilutive securities.


Note 4 - Notes payable:
            Notes payable consist of the following:

              5% note payable to an officer due on demand             $110,000

              12% note payable due July 27, 2002                       115,000
                                                                      --------

                        Total                                         $225,000
                                                                      ========


Note 5 - Convertible debentures and other interest expense:
            As of the date of the Exchange, the Company had outstanding $615,290 of convertible debentures and $4,756 of accrued interest thereon. Concurrent with the Exchange, the convertible notes and accrued interest were converted into 13,193,583 shares of common stock.

                     Milestone Capital, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



Note 5 - Convertible debentures and other interest expense (continued):
            During the six months ended June 30, 2002, the Company began the process of attempting to raise up to $1,150,000 of additional financing through the sale of convertible debentures ("Additional Debentures"). The Additional Debentures bear interest at 10%, can be converted at any time at the option of the holder or the Company into shares of the Company's common stock at $.20 per share and mature March 1, 2003; however, the maturity date may be extended for six months at the discretion of the Company. In addition, holders of the Additional Debentures receive one share of common stock for each dollar of Additional Debentures purchased. During the six months ended June 30, 2002, the Company sold $305,000 of Additional Debentures. In connection with the sale of the Additional Debentures, the Company issued 305,000 shares of common stock with a fair value of $151,150. The fair value of the shares was initially recorded as an increase to common stock and the corresponding debt discount reduced the carrying value of the Additional Debentures. The debt discount will be amortized to interest expense over the term of the Additional Debentures.

            In addition, in consideration of services provided in connection with the Company's financing arrangements, the Company issued 15,750 shares of common stock with a fair value of $13,703 and warrants to purchase 22,500 shares of the Company's common stock through June 30, 2007 at an exercise price of $.40 per share with a fair value of $17,775 as determined using a Black-Scholes option pricing model in accordance with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation. The fair value of the shares and warrants of $31,478 was initially recorded as deferred finance costs and will be amortized to interest expense over the term of the Additional Debentures.

            The fair value of each warrant granted was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

              Expected volatility                                    83.5%
              Risk free interest rate                                 4%
              Expected years of warrant life                          3
              Expected dividends                                      0%

                     Milestone Capital, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



Note 5 - Convertible debentures and other interest expense (concluded):
            The fair value of the Company's common stock at the time the Additional Debentures were sold exceeded the effective conversion price. Such excess constitutes a beneficial conversion feature or right for which the value is measured by the difference between the aggregate effective conversion price and the fair value of common stock into which the securities are convertible. Accordingly, the beneficial conversion feature attributable to the issuance of the Additional Debentures had a fair value of $601,900 which equaled the excess of the aggregate proceeds the purchasers of Additional Debentures would have received if they converted the Additional Debentures and sold the 1,525,000 shares of common stock (the amount of shares that would have been received if conversion occurred at the date of purchase of the respective Additional Debentures) for approximately $755,750 based on the fair market value at the date of purchase. The charge to interest expense may not exceed the principal amount of the related debt. Accordingly, the Company recorded charges of $152,850 and $65,750 to interest expense during the six and three months ended June 30, 2002, respectively, and a corresponding increase in additional paid-in capital for the beneficial conversion rights as the Additional Debentures were convertible upon issuance.


Note 6 - Stockholders' equity:
            Sales and issuances of common stock:

              During the six months ended June 30, 2002, the Company sold 4,356,184 shares of common stock for consideration of $214,000. In addition, the Company issued 905,575 shares of common stock of the Company in exchange for services. Of the 905,575 shares issued, 890,575 were issued to officers of the Company for the reimbursement of expenses of $43,750. Although the allocation of the shares granted to officers was determined based on the offering price per share sold in the private placements, the fair value of the shares at the date of grant was $267,173 based on the quoted market price. Accordingly, the Company recognized a charge of $267,173 during the six months ended June 30, 2002 for the fair value of the shares issued.

              In addition, during the six months ended June 30, 2002 we issued 15,000 shares of common stock with a fair value of $9,300 in exchange for general and administrative costs.

            Forgiveness of officer salaries:
              During the six and three months ended June 30, 2002, officers of the Company forgave salaries of $175,655 and $46,822, respectively. In addition, during the six months ended June 30, 2002 officers forgave salaries of $41,667 which was earned during the three months ended March 31, 2002.


Note 6 - Legal proceedings:
            The Company is party to a lawsuit. While the ultimate result of the lawsuit cannot be predicted with certainty, management does not expect that this matter will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General

On January 3, 2002, Milestone completed a share exchange transaction (the "Exchange Transaction") with EliteAgents, Inc. ("EliteAgents"), whereby Milestone issued shares of its Common Stock to the shareholders of EliteAgents in exchange for all of the issued and outstanding ownership interests in EliteAgents. EliteAgents was originally incorporated in New Jersey in 1999 under the name MortgageBANC, Inc. as a New Jersey Correspondent Mortgage Banker, with the name changed to QuickFinance, Inc. and then to EliteAgents, Inc. in March 2000. In February 2002, EliteAgents amended its Articles of Incorporation to change its name to EliteAgents Mortgage Services Inc. As a result of the Exchange Transaction, EliteAgents Mortgage Services, Inc. is a wholly owned operating subsidiary of Milestone.

Significant Transactions

In the first quarter of 2002, we entered into a letter of intent to purchase Velos Capital Corp., an equipment lessor, for stock and cash. Milestone and Velos have mutually agreed not to complete this transaction.

In August 2002, Milestone executed a binding agreement to purchase Capital Financial Inc. We believe that purchasing and combining the operations, customer relations and sales capability strengths of Capital Financial will help to establish a presence for us in the equipment leasing market. We expect this transaction to close in the third quarter of 2002. Milestone will purchase Capital Financial in consideration for the issuance of 200,000 shares of Milestone's unregistered common stock.

Significant Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to property and equipment, stock based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies and estimates used as of December 31, 2001, which are included in the notes to the consolidated financial statements in the Company's previously filed Form 10-KSB, have been applied consistently for the quarter ended June 30, 2002.

Results of Operations

2001 was the first full year in which we utilized our current sales distribution model and Web-based technology in our loan origination business, and we continued this activity in 2002. During 2001, we increased our user base to include business professionals such as accountants, financial planners and insurance agents in addition to real estate professionals, and we benefited from this broadened user base during the first half of 2002. Our sales and marketing strategy going forward is to focus on various types of business professionals who may have clients in need of either purchase or refinance mortgages. We believe that expanding our user base beyond real estate professionals to other types of business professionals will help us increase our volume of purchase mortgages and maintain a higher ratio of purchase mortgage business when compared to refinance mortgage business.

In addition, recruiting experienced mortgage professionals and loan officers will be crucial to our success. Through our experience, we have determined that experienced mortgage professionals and loan officers are more likely to be successful in providing ongoing account management to our business professionals, which we believe is essential to maintaining and increasing sales volume with a given account. Account management consists primarily of reminding our users of the value-added service we may provide our users and their clients, as well as educating them on new products we may offer, such as leasing services. In addition, experienced mortgage professionals are also able to generate their own loan originations. For these reasons, we plan to focus on hiring experienced mortgage professionals to work as salespeople. Our ability to recruit experienced mortgage professionals will continue to be a critical component of our success.

During the second quarter of 2002 we added six commission-only, mortgage professionals to our ranks. In addition, we hired two mortgage professionals and one manager who started during the first week of July. We believe that our recent hiring success is reflective of two milestone events. First, we have increased our level of credibility with mortgage professionals. We believe that mortgage professionals recognize that we have been in business for over two years, have received our "full eagle" status from HUD, manage a mortgage warehouse line and are a direct lender with Freddie Mac. Second, we also believe that they perceive that the EliteAgents System enables them to create their own network of sales accounts, which gives them significant revenue potential and a meaningful competitive advantage over rival mortgage professionals. We expect that our progress will facilitate recruitment of additional experienced mortage professionals.


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

We currently broker more than 75% of our loans to more than 20 lenders. As we become more experienced in managing our warehouse line of credit, we expect that we will increase the volume of loans that we fund through the line of credit. We do not engage in the practice of servicing loans. All of the loans funded by our warehouse line are sold out of the line within 30 days. The proceeds of the loans sold out of our warehouse line are used to repay the line of credit that originally funded the loans.

In the second quarter of fiscal year 2002, our loan originations increased by 26% to $19.0 million on 92 loans from $15.1 million on 88 loans in the second quarter of fiscal year 2001. Our net loss from operations for the second quarter of fiscal year 2002 was ($401,791) compared to a net loss from operations of ($979,358) in the second quarter of fiscal 2001, a decrease of 59%. For the second quarter of fiscal year 2002, revenues increased 89% to $434,915 from $230,478 in the second quarter of 2001. Total operating expenses decreased by 31% to ($836,706) for the second quarter of 2002 from ($1,209,836) in the second quarter of 2001.

In the first half of fiscal year 2002, our loan originations increased by 125% to $47.8 million on 238 loans from $21.2 million on 121 loans in the first half of fiscal year 2001. Our net loss from operations for the first half of fiscal year 2002 was ($1,540,001) compared to a net loss from operations of ($2,095,666) in the first half of fiscal 2001, a decrease of 27%. For the first half of fiscal year 2002, revenues increased 176% to $978,494 from $354,397 in the first half of 2001. Total operating expenses increased by 3% to ($2,518,495) for the first half of 2002 from ($2,450,063) in the first half of 2001.

Loan Origination and Broker Fee Income. We recognize fees from purchase mortgage loan originations at closing if the loan is brokered by us instead of warehoused by us. Loan origination income showed an increase of 73% to $398,224 in fiscal second quarter 2002 from $230,216 in fiscal second quarter 2001. For the six months ending June 30, 2002 loan origination income increased 142% to $851,306 in fiscal second quarter 2002 from $351,989 in fiscal second quarter 2001. The primary factor that contributed significantly to the increase in revenue per loan we experienced during the second quarter of 2002 compared to the second quarter of 2001 was the better margins that we received from the lending institutions we utilized due to better relations with them and our improved understanding of which institutions provide better margins.

Gains on Sale of Mortgage Loans. When we warehouse loans, we seek to sell those loans in the secondary markets. Our gains and losses from the sale of mortgage loans are affected by several factors including (i) competitive market forces affecting our pricing structure at the time of origination, (ii) interest rate increases or decreases between the time that we commit to originate or purchase loans and the time that we commit to sell the loans in the secondary markets,
(iii) price subsidies and (iv) the recognition of gains relating to originated mortgage servicing rights. Our net gain on the sales of mortgage loans from our loan warehousing operations was $27,607 in the second quarter of 2002. We did not engage in the practice of warehousing loans during the second quarter of 2001.

Interest Income. Interest income consists primarily of the difference between the interest income received on mortgage loans and the interest that we pay on the short-term bank borrowings used to finance mortgage loans prior to the sale of the loan into the secondary market. The conditions that affect net interest income from period to period include the relationship between prevailing mortgage rates and short-term borrowing rates, the mix of fixed-rate and adjustable rate mortgage loans held for sale and the average holding period before the loans are sold. Interest income also includes interest received on our cash accounts. Interest income in the second quarter of 2002 increased to

$9,084 from $262 in the second quarter of 2001. Interest income for the six months ending June 30, 2002 was $26,642 compared to $9,084 for the previous six-month period in 2001. The first and second quarters of 2001 did not benefit from interest on warehoused loans held for sale.

The major components of our total expenses are (i) compensation (including commissions) and benefits, and (ii) general and administrative expenses. Total operating expenses for the fiscal second quarter of 2002 decreased by 31% to ($836,706) from ($1,209,836) in the fiscal second quarter of 2001. Employee compensation and benefits, the largest component of total operating expenses, decreased by 39% to ($492,594) in the second quarter of 2002 from ($801,194) in the second quarter of 2001, due primarily to decreases in the number of employees and salaries paid to those employees.

Total operating expenses for the first six months of 2002 increased by 3% to ($2,518,495) from ($2,450,063) the first half of 2001. Employee compensation and benefits, the largest component of total operating expenses, decreased by 18% to ($1,460,622) in the first half of 2002 from ($1,784,720) in the first half of 2001, due primarily to decreases in the number of employees and salaries paid to those employees.

In the first fiscal quarter of 2002, we incurred one-time expenses of $270,503 relating to the Exchange Transaction. Of this amount, $221,985 was attributed to consulting fees and was paid out in 1,272,325 shares of our unregistered common stock.

For the second quarter of 2002, we also incurred non-cash interest expense of $87,100 from the sale of convertible debentures. The fair value of our common stock at the time the convertible debentures were sold exceeded the conversion price. Such excess constitutes a beneficial conversion feature or right for which the value is measured by the difference between the aggregate conversion price and the fair value of common stock into which the securities are convertible. Accordingly, the beneficial conversion feature attributable to the issuance of the convertible debentures had a fair value of $533,150 that equaled the excess of the aggregate proceeds the purchasers of convertible debentures would have received if they converted the convertible debentures and sold the 1,025,000 shares of common stock (the amount of shares that would have been received if conversion occurred at the date of purchase of the respective convertible debentures) for approximately $567,000 based on the fair market value at the date of purchase. The charge to interest expense may not exceed the principal amount of the related debt. Accordingly, we recorded a charge of $87,100 to interest expense and a corresponding increase in additional paid-in capital for the beneficial conversion rights, as the convertible debentures were convertible upon issuance.

Equipment Leasing

We are expanding our business operations into the equipment leasing market. We provide leasing services to small and medium-sized customers. This is part of our overall strategy of utilizing our sales distribution model (consisting of a direct sales force and sales through network sites) in multiple markets. The Web-based leasing software system that we are developing internally uses many of the same features as the Web-based technology used in our loan origination business. During the second quarter we were awarded two leases that we are working to place with several financial institutions

Income Taxes

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

Liquidity and Capital Resources

As of June 30, 2002, we had a cash balance of $58,115 and a working capital deficiency of $826,486. Our management believes that we may continue to incur negative cash flows from operating activities for the foreseeable future. To control spending, we have implemented several expense control measures. In the fourth quarter of the 2001 fiscal year, all employees' salaries were reduced from 5% to 15%. The current operating expenses, pre-commissions, are approximately $254,000 per month, down from $280,000 in the first quarter of 2002. Funds amounting to over 15% of our current operating expenses are being used to pay down past bills incurred for professional services and for equipment. For Milestone Capital to continue its business operations, increase sales production and engage in marketing efforts, with a goal of generating positive net income on a monthly basis, it will be necessary for us to immediately obtain additional funding and to continue to control expenses. However, there can be no assurance that we will be able to obtain additional capital on terms acceptable to us.

Net cash used in operating activities was $517,014 for the six months ended June 30, 2002, as compared to net cash used in operations of $1,980,685 for the six months ended June 30, 2001. The decrease in net cash used in operating activities was primarily due to the reduction in the net operating loss during the six months ended June 30, 2002, as compared to the six months ended June 30, 2001. We did not use a material amount of net cash in investing activities for the six months ended June 30, 2002.

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

On March 1, 2002, we initiated an offering of up to $1.15 million in unregistered convertible debentures to accredited investors. The convertible debentures bear interest at 10% per year and can be converted at any time at the option of the holder into shares of our unregistered common stock at $0.20 per share. The convertible debentures mature on March 1, 2003, provided, however, that at our discretion we may extend the maturity date for six months. In addition, holders of the convertible debentures receive one share of our unregistered common stock for each $1.00 of convertible debentures purchased. As of June 30, 2002, we have raised $305,000 from this offering. The notes and shares issued in this offering were exempt from registration requirements pursuant to the exemption from registration contained in Rule 506 of Regulation D of the Securities Act of 1933 as amended to date. The proceeds of these raises have been used to fund operating expenses, increase advertising and marketing in the mortgage division, and launch the equipment leasing division. Subsequent to the end of the second fiscal quarter of 2002, certain officers of the Company advanced an aggregate of $98,000 to the Company to fund ongoing operations.

If we complete the acquisition of a leasing company(s), we intend to acquire that company(s) with our Common Stock and a minimal amount of cash. We expect that the operation of these leasing companies will be cash flow positive and will not require significant additional capital resources.

We have renewed our warehouse line of credit with The Provident Bank, and the line of credit will expire on March 31, 2003, The warehouse line of credit is subject to quarterly review by The Provident Bank.

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

Special Cautionary Notice Regarding Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in "Management's Discussion and Analysis or Plan of Operation" as well as in this Quarterly Report generally. You should carefully review the risks described in this Quarterly Report as well as the risks described in our Annual Report on Form 10-KSB filed on April 1, 2002. In addition, when used in this Quarterly Report, the words "anticipates," "plans," "believes," "intends," "estimates," and "expects" and similar expressions are generally intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements or us. We undertake no obligation to revise these forward-looking statements to reflect any future events or circumstances.

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

On March 1, 2002, we initiated an offering of up to $1.15 million in unregistered convertible debentures to accredited investors. The convertible debentures bear interest at 10% per year and can be converted at any time at the option of the holder into shares of our unregistered common stock at $0.20 per share. The convertible debentures mature on March 1, 2003, provided, however, that at our discretion we may extend the maturity date for six months. In addition, holders of the convertible debentures receive one share of our unregistered common stock for each $1.00 of convertible debentures purchased. As of June 30, 2002, we have raised $305,000 from this offering. The notes and shares issued in this offering were exempt from registration requirements pursuant to the exemption from registration contained in Rule 506 of Regulation D of the Securities Act of 1933 as amended to date. The proceeds of these raises have been used to fund operating expenses, increase advertising and marketing in the mortgage division, and further develop the equipment leasing division.

In exchange for services, the Company issued 921,325 shares of the Company's common stock and warrants to purchase 22,500 shares of the Company's common stock through June 30, 2007 at an exercise price of $0.40 per share. The shares and warrants issued were exempt from registration requirements pursuant to the exemption from registration contained in Rule 506 of Regulation D of the Securities Act of 1933 as amended to date and/or Section 4(2) of the Securities Act of 1933 as amended to date.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MILESTONE CAPITAL, INC.

Date:  August 14, 2002                      /s/  Charles J. DeMory
                                            ---------------------------------
                                                 Charles J. DeMory, Chairman,
                                                 Chief Executive Officer and
                                                 President


Date: August 14, 2002                       /s/  John Mangel, III
                                            ---------------------------------
                                                 John Mangel, III, Chief
                                                 Financial Officer and
                                                 Executive Vice President