Form 10QSB
period 2002-09-30
MILESTONE CAPITAL INC
filed 2002-11-19
CIK 817129

As Filed with the Securities and Exchange Commission on November 19, 2002
================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                                   (Mark One)

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the period ended September 30, 2002

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


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2002, the registrant had 81,571,325 shares of common stock, no par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

================================================================================

                     MILESTONE CAPITAL, INC. AND SUBSIDIARY




                                                                        PAGE
                                                                        ----

Part I - Financial Information

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheet at
              September 30, 2002 (Unaudited)                            F-2

              Condensed Consolidated Statements of Operations
              Nine and Three Months Ended September 30, 2002
              and 2001 (Unaudited)                                      F-3

              Condensed Consolidated Statement of Changes in
              Stockholders' Equity (Deficiency) Nine Months
              Ended September 30, 2002 (Unaudited)                      F-4

              Condensed Consolidated Statements of Cash Flows
              Nine Months Ended September 30, 2002 and 2001
              (Unaudited)                                               F-5

              Notes to Condensed Consolidated Financial Statements      F-6

Item 2.       Management's Discussion and Analysis or Plan of
              Operation                                                  2

Item 3.       Controls and Procedures                                    7

Part II - Other Information                                              7

Item 1.       Legal Proceedings                                          7

Item 2.       Changes in Securities                                      7

Item 5.       Other Information                                          8

              Signatures                                                 9

              Certifications                                             10

Part I - Financial Information

Item 1.       Financial Statements



                     Milestone Capital, Inc. and Subsidiary

                      Condensed Consolidated Balance Sheet
                               September 30, 2002
                                   (Unaudited)

                                     ASSETS
                                     ------

Current assets:
     Cash                                                          $     70,731
     Mortgage loans held for sale                                       963,764
     Prepaid expenses and other receivables                             132,057
                                                                   ------------
         Total current assets                                         1,166,552

Property and equipment, net                                             799,430
Deferred acquisition costs                                              121,758
Other assets                                                             79,047
                                                                   ------------

         Total                                                     $  2,166,787
                                                                   ============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

Current liabilities:
     Borrowings under warehouse line of credit                     $    961,100
     Accounts payable and accrued expenses                              648,864
     Notes payable (including related party of $221,311)                286,091
     Convertible debt, net of debt discount of $75,281                  214,719
     Current portion of capital lease obligations                        74,538
                                                                   ------------
         Total current liabilities                                    2,185,312

Other liabilities                                                        40,031
Capital lease obligations, net of current portion                        28,272
                                                                   ------------
         Total liabilities                                            2,253,615
                                                                   ------------

Commitments and contingencies

Stockholders' deficiency:
     Preferred stock, no par value; 5,000,000 shares authorized;
         none issued and outstanding                                       --
     Common stock, no par value; 500,000,000 shares authorized;
         81,571,325 shares issued and outstanding                     7,527,185
     Additional paid-in capital                                       4,141,321
     Unearned compensation                                             (440,897)
     Stock subscription receivable                                     (101,675)
     Accumulated deficit                                            (11,212,762)
                                                                   ------------
              Total stockholders' deficiency                            (86,828)
                                                                   ------------

              Total                                                $  2,166,787
                                                                   ============


See Notes to Condensed Consolidated Financial Statements.



                               Milestone Capital, Inc. and Subsidiary

                           Condensed Consolidated Statements of Operations
                       Nine and Three Months Ended September 30, 2002 and 2001
                                             (Unaudited)



                                              Nine Months                     Three Months
                                           Ended September 30,             Ended September 30,
                                      ----------------------------    ----------------------------
                                          2002            2001            2002            2001
                                      ------------    ------------    ------------    ------------

Revenue:
    Broker fee income                 $    781,070    $    619,268    $    303,562    $    353,161
    Loan origination and processing        714,220         149,790         340,422          63,908
    Gain on sale of loans                  214,100                         113,554
    Interest                                42,008           2,408          15,366
                                      ------------    ------------    ------------    ------------
       Totals                            1,751,398         771,466         772,904         417,069
                                      ------------    ------------    ------------    ------------

Operating expenses:
    Direct                                 577,784         428,098         262,272         138,235
    General and administrative           3,219,084       3,131,797       1,041,134         987,532
    Interest                                71,846          24,857           7,936           8,922
                                      ------------    ------------    ------------    ------------
       Totals                            3,868,714       3,584,752       1,311,342       1,134,689
                                      ------------    ------------    ------------    ------------

Loss from operations                    (2,117,316)     (2,813,286)       (538,438)       (717,620)
Other interest expense                     221,840          20,000          76,464
                                      ------------    ------------    ------------    ------------

Net loss                              $ (2,339,156)   $ (2,833,286)   $   (614,902)   $   (717,620)
                                      ============    ============    ============    ============

Basic loss per common share           $       (.03)   $       (.09)   $       (.01)   $       (.02)
                                      ============    ============    ============    ============

Basic weighted average common
    shares outstanding                  80,649,513      32,328,192      81,539,912      29,991,989
                                      ============    ============    ============    ============


See Notes to Condensed Consolidated Financial Statements.

                                                F-3


                                           Milestone Capital, Inc. and Subsidiary

                       Condensed Consolidated Statement of Changes in Stockholder's Equity (Deficiency)
                                            Nine Months Ended September 30, 2002
                                                         (Unaudited)



                                    Series A Convertible            Series B Convertible
                                      Preferred Stock                 Preferred Stock                  Common Stock
                                ----------------------------    ----------------------------    ---------------------------
                                   Shares         Amount           Shares          Amount          Shares         Amount
                                ------------    ------------    ------------    ------------    ------------   ------------
Balance, January 1, 2002             515,441    $      5,154      14,638,558    $    146,385      37,644,154   $     75,288

Effects of reverse acquisi-
   tion                             (515,441)         (5,154)    (14,638,558)       (146,385)     25,215,765      6,122,975

Conversion of convertible
   notes                                                                                          13,083,897        645,346

Sale of shares of common
   stock                                                                                           4,356,184        214,000

Issuance of common stock
   and warrants in exchange
   for services                                                                                      905,575        276,473

Effects of beneficial con-
   version features and
   issuance of common
   stock in connection with
   convertible debentures                                                                            365,750        193,103

Forgiveness of salaries

Cancellation of stock options

Amortization of unearned
   compensation

Net loss
                                ------------    ------------    ------------    ------------    ------------   ------------

Balance, September 30, 2002             --      $       --              --      $       --        81,571,325   $  7,527,185
                                ============    ============    ============    ============    ============   ============


See Notes to Condensed Consolidated Financial Statements.

                                                             F-4



                                    Milestone Capital, Inc. and Subsidiary

                Condensed Consolidated Statement of Changes in Stockholder's Equity (Deficiency)
                                     Nine Months Ended September 30, 2002
                                                  (Unaudited)
                                                  (Continued)



                                 Additional
                                  Paid-in         Unearned      Subscription    Accumulated
                                  Capital       Compensation     Receivable       Deficit          Total
                                ------------    ------------    ------------    ------------    ------------
Balance, January 1, 2002        $  9,377,225    $   (580,707)   $   (101,675)   $ (8,873,606)   $     48,064

Effects of reverse acquisi-
   tion                           (5,971,436)

Conversion of convertible
   notes                                                                                             645,346

Sale of shares of common
   stock                                                                                             214,000

Issuance of common stock
   and warrants in exchange
   for services                      243,000                                                         519,473

Effects of beneficial con-
   version features and
   issuance of common
   stock in connection with
   convertible debentures            187,375                                                         380,478

Forgiveness of salaries              308,332                                                         308,332

Cancellation of stock options         (3,175)          3,175

Amortization of unearned
   compensation                                      136,635                                         136,635

Net loss                                                                          (2,339,156)     (2,339,156)
                                ------------    ------------    ------------    ------------    ------------

Balance, September 30, 2002     $  4,141,321    $   (440,897)   $   (101,675)   $(11,212,762)   $    (86,828)
                                ============    ============    ============    ============    ============


See Notes to Condensed Consolidated Financial Statements.

                                                  F-4(Con't)

                                       Milestone Capital, Inc. and Subsidiary

                                   Condensed Consolidated Statements of Cash Flows
                                    Nine Months Ended September 30, 2002 and 2001
                                                     (Unaudited)
                                                                                          2002           2001
                                                                                       -----------    -----------
Operating activities:
    Net loss                                                                           $(2,339,156)   $(2,833,286)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                       292,327        169,578
       Issuance of common stock to consultant in connection with reverse acquisition       221,250
       Forgiveness of current year salaries                                                266,665
       Charges to interest expense associated with:
          Beneficial conversion feature                                                    169,600
          Debt discount and deferred financing costs                                        81,288
       Amortization of unearned compensation                                               136,635
       Issuance of shares and warrants in exchange for services                            519,473
       Changes in operating assets and liabilities:
          Mortgage loans held for sale                                                     705,636
          Prepaid expenses and other receivables                                           (24,435)       (54,874)
          Other assets                                                                          69          6,146
          Borrowings under warehouse line of credit                                       (702,500)
          Accounts payable and accrued expenses                                            217,654        (32,846)
          Other liabilities                                                                    717         29,486
                                                                                       -----------    -----------
              Net cash used in operating activities                                       (454,777)    (2,715,796)
                                                                                       -----------    -----------

Investing activities:
    Purchases of property and equipment                                                    (48,017)      (215,892)
    Deferred acquisition costs                                                            (121,758)
                                                                                       -----------    -----------
              Net cash used in investing activities                                       (169,775)      (215,892)
                                                                                       -----------    -----------

Financing activities:
    Proceeds from issuance of convertible debentures                                       350,000      1,000,000
    Payments of notes payable                                                              (50,220)      (139,388)
    Proceeds from notes payable                                                            251,311         85,000
    Payments under capital lease obligations                                               (76,065)       (52,527)
    Net proceeds from sale of common stock                                                 214,000
    Proceeds from sales of Series B preferred stock                                                       598,635
    Payments of stock subscription receivable                                                           1,454,773
                                                                                       -----------    -----------
              Net cash provided by financing activities                                    689,026      2,946,493
                                                                                       -----------    -----------

Net increase in cash                                                                        64,474         14,805
Cash, beginning of period                                                                    6,257         15,050
                                                                                       -----------    -----------

Cash, end of period                                                                    $    70,731    $    29,855
                                                                                       ===========    ===========

Supplemental disclosure of noncash investing and financing activities: Common stock related transactions:
       Conversion of convertible debt and accrued interest thereon into shares
          of common stock                                                              $   645,346
                                                                                       ===========

       Issuance of common stock and warrants in connection with convertible
       debentures                                                                      $   210,878
                                                                                       ===========

       Issuance of common stock in settlement of dividends on Series A
          preferred stock                                                                             $    20,000
                                                                                                      ===========

    Series B preferred stock related transactions:
       Issuance of shares in exchange for prior years' salaries                                       $    45,000
                                                                                                      ===========

       Issuance of shares in settlement of loan from related party                                    $   190,000
                                                                                                      ===========

    Other noncash investing and financing activities:
       Forgiveness of prior year salaries                                              $    41,667    $   202,700
                                                                                       ===========    ===========

       Acquisition of property and equipment under capital lease obligations           $    59,034
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

                     Milestone Capital, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Organization and business (concluded):
           In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of September 30, 2002, its results of operations and cash flows for the nine and three months ended September 30, 2002 and 2001, and its changes in stockholders' equity (deficiency) for the nine months ended September 30, 2002. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements as of December 31, 2001 and for the year then ended and the notes thereto (the "Audited Financial Statements") and the other information included in the Company's Form 8-K/A filed with the SEC on March 19, 2002 and in its Annual Report on Form 10-KSB for the year ended December 31, 2001 that was previously filed with the SEC.

           The results of the Company's operations for the nine and three months ended September 30, 2002 are not necessarily indicative of the results of operations to be achieved for the full year ending December 31, 2002.


Note 2 - Basis of presentation:
           The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2002, the Company had a cash balance of $71,000 and a working capital deficiency of $1,019,000. In addition, the Company had negative cash flows from operations of $455,000 during the nine months ended September 30, 2002. Management believes it is probable that the Company will continue to incur negative cash flows from operating activities through at least December 31, 2002 and that the Company will need to obtain additional equity or debt financing to be able to sustain its operations until it can achieve profitability.

           Management believes that the commercial success and profitability of the Company will depend on its ability to expand its operations and achieve recognition as a national financing company. To date the Company has focused solely on mortgage lending. During 2000 and through the first half of 2001, the Company sought to expand its operations by providing mortgage origination services at existing real estate agency offices. During the second half of 2001, the Company also sought to provide mortgage origination services through accountants, financial planners and other financial services firms. Employees at branch offices have direct access to the loan origination process through the Company's web site and related support software and database information. In addition, management has begun the process of looking to expand its mortgage banking activities through the acquisition of other established mortgage bankers (see Note 4), and is seeking to expand the variety of lending activities in which it engages including, but not limited to, equipment financing and leasing.

                     Milestone Capital, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 2 - Basis of presentation (concluded):
           To enable the Company to sustain its operations through at least September 30, 2003 and, ultimately, complete its marketing and development program and achieve profitability, management plans to seek additional financing for the Company through sales of debt and equity securities.

           Management cannot assure that the Company will be able to obtain necessary additional debt or equity financing and, accordingly, management cannot assure that the Company will be able to sustain its operations through at least September 30, 2003.

           The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amount and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.


Note 3 - Net earnings (loss) per common share:
           The Company presents "basic" earnings (loss) per common share and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings (loss) per common share is calculated by dividing the income or loss applicable to common stock by the weighted average number of common shares outstanding during each period. As of September 30, 2002, the Company had 31,411,977 of potentially dilutive securities.


Note 4 - Deferred acquisition costs:
           During the nine months ended September 30, 2002, the Company capitalized professional fees of $121,758 incurred in connection with the prospective acquisitions of three related entities in the mortgage banking industry. Management of the Company believes that the acquisitions will be consummated during the fourth quarter of 2002.


Note 5 - Notes payable:

          Notes payable consist of the following:

            Noninterest bearing note payable to officers due
            on demand                                               $221,311

            12% note payable due on demand                            64,780
                                                                    --------

              Total                                                 $286,091
                                                                    ========


Note 6 - Convertible debentures and other interest expense:
           As of the date of the Exchange, the Company had outstanding $615,290 of convertible debentures and $4,756 of accrued interest thereon. Concurrent with the Exchange, the convertible notes and accrued interest were converted into 12,783,897 shares of common stock.

                     Milestone Capital, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



Note 6 - Convertible debentures and other interest expense (continued):
           During the nine months ended September 30, 2002, the Company began the process of attempting to raise up to $1,150,000 of additional financing through the sale of convertible debentures ("Additional Debentures"). The Additional Debentures bear interest at 10%, can be converted at any time at the option of the holder or the Company into shares of the Company's common stock at $.20 per share and mature March 1, 2003; however, the maturity date may be extended for six months at the discretion of the Company. In addition, holders of the Additional Debentures receive one share of common stock for each dollar of Additional Debentures purchased. During the nine months ended September 30, 2002, the Company sold $350,000 of Additional Debentures. In connection with the sale of the Additional Debentures, the Company issued 350,000 shares of common stock with a fair value of $179,400. The fair value of the shares was initially recorded as an increase to common stock and the corresponding debt discount reduced the carrying value of the Additional Debentures. The debt discount will be amortized to interest expense over the term of the Additional Debentures.

           In addition, the Company issued to placement agents, 15,750 shares of common stock with a fair value of $13,703 and warrants to purchase 22,500 shares of the Company's common stock through June 30, 2007 at an exercise price of $.40 per share with a fair value of $17,775 as determined using a Black-Scholes option pricing model in accordance with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation ("SFAS 123"). The fair value of the shares and warrants of $31,478 was initially recorded as deferred finance costs and will be amortized to interest expense over the term of the Additional Debentures.

           The fair value of each warrant granted was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

              Expected volatility                                83.5% - 99%
              Risk free interest rate                                  4%
              Expected years of warrant life                           3
              Expected dividends                                       0%

                     Milestone Capital, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



Note 6 - Convertible debentures and other interest expense (concluded):
           The fair value of the Company's common stock at the time the Additional Debentures were sold exceeded the effective conversion price. Such excess constitutes a beneficial conversion feature or right for which the value is measured by the difference between the aggregate effective conversion price and the fair value of common stock into which the securities are convertible. Accordingly, the beneficial conversion feature attributable to the issuance of the Additional Debentures had a fair value of $726,400 which equaled the excess of the aggregate proceeds the purchasers of Additional Debentures would have received if they converted the Additional Debentures and sold the 1,750,000 shares of common stock (the amount of shares that would have been received if conversion occurred at the date of purchase of the respective Additional Debentures) for approximately $897,000 based on the fair market value at the date of purchase. The charge to interest expense may not exceed the principal amount of the related debt. Accordingly, the Company recorded charges of $169,600 and $16,750 to interest expense during the nine and three months ended September 30, 2002, respectively, and a corresponding increase in additional paid-in capital for the beneficial conversion rights as the Additional Debentures were convertible upon issuance.

           At various times during the nine months ended September 30, 2002, holders of $60,000 of Additional Debentures with a carrying value of $25,300 net of a debt discount of $34,700 converted their Additional Debentures into 300,000 shares of the Company's common stock.


Note 7 - Stockholders' equity:
           Restricted stock:
             All transactions involving issuances by the Company of shares of the Company's common stock and other securities during the nine months ended September 30, 2002 involved unregistered shares of common stock and securities. Accordingly, trading of such securities is restricted pursuant to Rule 144 of the Securities Act of 1933.

           Sales and issuances of common stock:
             During the nine months ended September 30, 2002, the Company sold 4,356,184 shares of common stock for consideration of $214,000. In addition, the Company issued 905,575 shares of common stock of the Company in exchange for services. Of the 905,575 shares issued, 890,575 were issued to officers of the Company for the reimbursement of expenses of $43,750. Although the allocation of the shares granted to officers was determined based on the offering price per share sold in the private placements, the fair value of the shares at the date of grant was $267,173 based on the quoted market price. Accordingly, the Company recognized a charge of $267,173 during the nine months ended September 30, 2002 for the fair value of the shares issued.

             In addition, during the nine months ended September 30, 2002, the Company issued 15,000 shares of common stock with a fair value of $9,300 in exchange for general and administrative costs.

                     Milestone Capital, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



Note 7 - Stockholders' equity (concluded):
          Issuance of warrants for services:
             During the nine months ended September 30, 2002, the Company issued warrants to purchase 1,080,000 shares of the Company's common stock at an exercise price of $.20 per share that expire on September 30, 2007 to two of its officers as additional compensation for among other things, their agreement to continue to defer salaries and to not "call" or charge interest on their respective note receivables from the Company (see Note 5). As noted in the Form 10-KSB, the Company has elected to use the provisions of Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") for stock options and warrants issued to employees. The fair value of the Company's common stock at the date of grant was $.50 per share. In measuring the intrinsic value per share in accordance with APB 25, the Company reduced the fair value per share by 15% to $.43 per share for estimated costs to register shares underlying such warrants and accordingly recorded a compensation charge of $.23 per share or an aggregate charge of $243,000.

             The pro forma amounts computed as if the Company had elected to recognize compensation cost for stock options and warrants granted to employees based on the fair value of the options of the date of grant as prescribed by SFAS 123 and the related historical amounts reported in the accompanying statements of operations for the nine and three months ended September 30, 2002 are set forth below.

                                                         Nine           Three
                                                         Months         Months
                                                      -----------    -----------

                 Net loss - as reported               $(2,339,156)   $ (614,902)
                                                      ===========    ==========

                 Net loss - pro forma                 $(2,517,356)   $ (793,102)
                                                      ===========    ==========

                 Basic loss per share - as reported   $      (.03)   $     (.01)
                                                      ===========    ==========

                 Base loss per share - pro forma      $      (.03)   $     (.01)
                                                      ===========    ==========

             The fair value of each warrant granted was estimated as of the grant date using a Black-Scholes option pricing model (see Note 6).

          Forgiveness of officer salaries:
             During the nine and three months ended September 30, 2002, officers of the Company forgave salaries of $266,665 and $91,000, respectively. In addition, during the nine months ended September 30, 2002, officers forgave salaries of $41,667 which was earned during the three months ended March 31, 2001.

                     Milestone Capital, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



Note 8 - Subsequent Event:

           In September 2002, the Company initiated a new private placement to accredited investors pursuant to which it offered up to 110,000 units at a cost of $10 per unit. The offering originally expired on October 21, 2002, but was subsequently extended to December 20, 2002. Each unit consists of 50 shares of the Company's common stock, a warrant exercisable for up to 25 shares of the Company's common stock at an exercisable price of $.40 per share (the "Class A Warrants") and a warrant exercisable for up to 25 shares of the Company's common stock at $.60 per share ("the Class B Warrants"). Both the Class A Warrants and Class B Warrants expire 24 months from the date of grant.

           During the period from October 1, 2002 through November 4, 2002, the Company sold 14,500 units and received proceeds of $145,000.



                                      * * *

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General

On January 3, 2002, Milestone completed a share exchange transaction (the "Exchange Transaction") with EliteAgents, Inc. ("EliteAgents"), whereby Milestone issued shares of its Common Stock to the shareholders of EliteAgents in exchange for all of the issued and outstanding ownership interests in EliteAgents. EliteAgents was originally incorporated in New Jersey in 1999 under the name MortgageBANC, Inc. as a New Jersey Correspondent Mortgage Banker, with the name changed to QuickFinance, Inc. and then to EliteAgents, Inc. in March 2000. In February 2002, EliteAgents amended its Articles of Incorporation to change its name to EliteAgents Mortgage Services, Inc. As a result of the Exchange Transaction, EliteAgents Mortgage Services, Inc. is a wholly owned operating subsidiary of Milestone.

Significant Transactions

In July 2002, Milestone entered into a non-binding letter of intent to acquire a mortgage-banking corporation that conducts business in approximately 30 states and is anticipated to generate approximately $1.8 billion in mortgage originations during the period from January 1, 2002 to December 31, 2002. This entity generates revenues from retail, wholesale and correspondent operations. Through this transaction, Milestone would also acquire a mortgage document preparation corporation and title agency corporation. Milestone expects to complete this transaction during the fourth quarter of 2002.

In October 2002, Milestone entered into a non-binding letter of intent to acquire another mortgage broker operating in twelve states. This broker is anticipated to generate approximately $1.5 billion in mortgage originations from retail operations and strategic partnerships during the period from January 1, 2002 to December 31, 2002. Milestone expects to complete this transaction during the fourth quarter of 2002 or the first quarter of 2003.

Milestone, through the assistance of an investment-banking firm, has received a non-binding financing proposal to fund both of the aforementioned proposed transactions through debt financing to be obtained from a private investment company. The debt financing and closing of each acquisition is subject to the successful completion of due diligence reviews, execution of acceptable purchase and lending agreements and receipt of various approvals.

Critical Accounting Policies and Estimates

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

The accounting policies and estimates used as of December 31, 2001, which are included in the notes to the consolidated financial statements in the Company's previously filed Form 10-KSB, have been applied consistently for the quarter ended September 30, 2002.

Results of Operations

2001 was the first full year in which we utilized our current sales distribution model and Web-based technology in our loan origination business, and we continued this activity in 2002. During 2001, we increased our user base to include business professionals such as accountants, financial planners and insurance agents in addition to real estate professionals, and we benefited from this broadened user base during the first nine months of 2002. Our sales and marketing strategy going forward is to focus on various types of business professionals who may have clients in need of either purchase or refinance mortgages. We believe that expanding our user base beyond real estate professionals to other types of business professionals will help us increase our volume of purchase mortgages and maintain a higher ratio of purchase mortgage business when compared to refinance mortgage business.

In addition, recruiting experienced mortgage professionals and loan officers will be crucial to our success. Through our experiences, we have determined that experienced mortgage professionals and loan officers are more likely to be successful in providing ongoing account management to our business professionals, which we believe is essential to maintaining and increasing sales volume with a given account. Account management consists primarily of reminding our users of the value-added service we may provide our users and their clients, as well as educating them on new products we may offer, such as leasing services. In addition, experienced mortgage professionals are also able to generate their own loan originations. For these reasons, we plan to focus on recruiting experienced mortgage professionals to work as salespeople.

Based on the challenges we have experienced in hiring mortgage professionals during this boom period in the residential mortgage industry, Milestone has determined that our growth objectives can best be met through acquisitions of complementary companies. As noted above, Milestone has entered into two separate non-binding letters of intent to acquire two mortgage companies that, if and when they are acquired by Milestone are expected to lead to the addition of over 500 mortgage professionals. We believe that these companies would also provide Milestone with significant additions to senior management, important strategic relationships that will generate benefit from the EliteAgents system and a substantially larger mortgage warehouse line.

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

In the third quarter of fiscal year 2002, our loan originations increased by 31% to $32.9 million on 155 loans from $25.1 million on 133 loans in the third quarter of fiscal year 2001. Our net loss from operations for the third quarter of fiscal year 2002 was ($538,438) compared to a net loss from operations of ($717,620) in the third quarter of fiscal 2001, a decrease of 25%. For the third quarter of fiscal year 2002, revenues increased 85% to $772,904 from $417,069 in the third quarter of 2001. Total operating expenses increased by 16% to ($1,311,342) for the third quarter of 2002 from ($1,134,689) in the third quarter of 2001.

In the first nine months of fiscal year 2002, our loan originations increased by 75% to $80.8 million on 393 loans from $46.3 million on 254 loans in the first nine months of fiscal year 2001. Our net loss from operations for the first nine months of fiscal year 2002 was ($2,117,316) compared to a net loss from operations of ($2,813,286) in the first nine months of fiscal 2001, a decrease of 25%. For the first nine months of fiscal year 2002, revenues increased 127% to $1,751,398 from $771,466 in the first nine months of 2001. Total operating expenses increased by 8% to ($3,868,714) for the first nine months of 2002 from ($3,584,752) in the first nine months of 2001.

Loan Origination and Broker Fee Income. We recognize fees from purchase mortgage loan originations at closing if the loan is brokered by us instead of warehoused by us. Loan origination income increased 54% to $643,984 in fiscal third quarter 2002 from $417,069 in fiscal third quarter 2001. For the nine months ending September 30, 2002, loan origination income increased 94% to $1,495,290 from $769,058 in the first nine months of 2001. The factor that contributed most significantly to the increase in revenue per loan we experienced during the third quarter of 2002 compared to the third quarter of 2001 was the better margins that we received from the lending institutions we utilized due to better relations with them and our improved understanding of which institutions provide better margins.

Gains on Sale of Mortgage Loans. When we warehouse loans, we seek to sell those loans in the secondary markets. Our gains and losses from the sale of mortgage loans are affected by several factors including (i) competitive market forces affecting our pricing structure at the time of origination, (ii) interest rate increases or decreases between the time that we commit to originate or purchase loans and the time that we commit to sell the loans in the secondary markets,
(iii) price subsidies and (iv) the recognition of gains relating to originated mortgage servicing rights. Our net gain on the sales of mortgage loans from our loan warehousing operations was $113,554 in the third quarter of 2002. We did not engage in the practice of warehousing loans during the third quarter of 2001. For the nine months ending September 30, 2002, Milestone generated $214,100 in net gain on the sales of mortgage loans from our loan warehousing operations

Interest Income. Interest income consists primarily of the difference between the interest income received on mortgage loans and the interest that we pay on the short-term bank borrowings used to finance mortgage loans prior to the sale of the loan into the secondary market. The conditions that affect net interest income from period to period include the relationship between prevailing mortgage rates and short-term borrowing rates, the mix of fixed-rate and adjustable rate mortgage loans held for sale and the average holding period before the loans are sold. Interest income also includes interest received on our cash accounts. Interest income in the third quarter of 2002 was $15,366. Interest income for the nine months ending September 30, 2002 was $42,008, compared to $2,408 for the previous nine-month period in 2001. The first, second and third quarters of 2001 did not benefit from interest on warehoused loans held for sale.

The major components of our total expenses are (i) compensation (including commissions) and benefits, and (ii) general and administrative expenses. Total operating expenses increased by 16% to ($1,311,342) for the third quarter of 2002 from ($1,134,689) in the third quarter of 2001. Payments of commissions for loan originations increased by 76% to ($163,366) for the third quarter of 2002 from ($92,871) for the third quarter of 2001. Non-commission employee compensation decreased by 19% to ($435,363) for the third quarter of 2002 from ($534,862) for the third quarter of 2001.

Total operating expenses increased by 8% to ($3,868,714) for the first nine months of 2002 from ($3,584,752) in the first nine months of 2001. Payments of commissions for loan originations increased by 55% to ($339,458) for the first nine months of 2002 from ($218,730) for the first nine months of 2001. Non-commission employee compensation decreased by 6% to ($1,536,069) for the first nine months of 2002 from ($1,630,978) for the first nine months of 2001.

During the nine months ended September 30, 2002, the Company capitalized professional fees of $121,758 incurred in connection with the prospective acquisitions of three related entities in the mortgage banking industry discussed above. Management of the Company believes that the acquisitions will be consummated during the fourth quarter of 2002.

Non Cash Expenses

We incurred one-time expenses of $270,503 relating to the Exchange Transaction. Of this amount, $221,985 was attributed to consulting fees and was paid out in 1,272,325 shares of our unregistered common stock.

During the first nine months of 2002, we also incurred non-cash interest expense of $186,350 from the sale of convertible debentures. The fair value of our common stock at the time the convertible debentures were sold exceeded the conversion price. Such excess constitutes a beneficial conversion feature or right for which the value is measured by the difference between the aggregate conversion price and the fair value of common stock into which the securities are convertible. Accordingly, the beneficial conversion feature attributable to the issuance of the convertible debentures had a fair value of $726,400 that equaled the excess of the aggregate proceeds the purchasers of convertible debentures would have received if they converted the convertible debentures and sold the 1,750,000 shares of common stock (the amount of shares that would have been received if conversion occurred at the date of purchase of the respective convertible debentures) for approximately $897,000 based on the fair market value at the date of purchase. The charge to interest expense may not exceed the principal amount of the related debt. Accordingly, we recorded a charge of $186,350 to interest expense and a corresponding increase in additional paid-in capital for the beneficial conversion rights, as the convertible debentures were convertible upon issuance.

During the nine months ended September 30, 2002, the Company sold 4,356,184 shares of common stock for consideration of $214,000. In addition, the Company issued 905,575 shares of common stock of the Company in exchange for services. Of the 905,575 shares issued, 890,575 were issued to officers of the Company for the reimbursement of expenses of $43,750. Although the allocation of the shares granted to officers was determined based on the offering price per share sold in the Company's private placements, the fair value of the shares at the date of grant was $267,173 based on the quoted market price on that date. Accordingly, the Company recognized a charge of $267,173 during the nine months ended September 30, 2002 for the fair value of the shares issued.

In addition, during the nine months ended September 30, 2002, the Company issued 15,000 shares of common stock with a fair value of $9,300 in exchange for general and administrative costs.

During the nine months ended September 30, 2002, the Company issued warrants to purchase 1,080,000 shares of the Company's common stock at an exercise price of $.20 per share that expire on September 30, 2007 to two of its officers as additional compensation for among other things, their agreement to continue to defer salaries and to not "call" or charge interest on their respective note receivables from the Company. The fair value of the Company's common stock at the date of grant was $.50 per share. In measuring the intrinsic value per share in accordance with APB 25, the Company reduced the fair value per share by 15% to $.43 per share for estimated costs to register shares underlying such warrants and accordingly recorded a compensation charge of $.23 per share or an aggregate charge of $243,000.

Equipment Leasing

We are expanding our business operations into the equipment leasing market. Our focus will be to provide leasing services to small and medium-sized customers. This is part of our overall strategy of utilizing our sales distribution model (consisting of a direct sales force and sales through network sites) in multiple markets. The Web-based leasing software system that we are developing internally uses many of the same features as the Web-based technology used in our loan origination business.

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

Liquidity and Capital Resources

As of September 30, 2002, we had a cash balance of $71,000 and a working capital deficiency of $1,019,000. Our management believes that we may continue to incur negative cash flows from operating activities for the foreseeable future. To control spending, we have implemented several expense control measures. In the fourth quarter of the 2001 fiscal year, all employees' salaries were reduced from 5% to 15%. Funds amounting to over 15% of our current operating expenses are being used to pay down past bills incurred for professional services and for equipment. For Milestone to continue its business operations, increase sales production and engage in marketing efforts, with a goal of generating positive net income on a monthly basis, it will be necessary for us to immediately obtain additional funding and to continue to control expenses. However, there can be no assurance that we will be able to obtain additional capital on terms acceptable to us. See "Need for additional financing; uncertainty of additional financing" in the "Risk Factors" section of Milestone's Annual Report on Form 10-KSB filed on April 1, 2002.

Milestone has received a non-binding financing proposal from a private investor to provide a significant amount of debt financing. If Milestone obtains this financing, we expect that this capital will be accessible for working capital purposes and to acquire the two mortgage companies discussed above. Assuming that the debt financing transaction and both acquisitions are consummated and perform as expected, we anticipate that the financing we will receive from this investor and the cash generated by the two companies Milestone intends to acquire will enable Milestone to execute our business strategy and will be sufficient to meet Milestone's working capital needs for the next twelve months.

Milestone has accrued significant accounts payable in connection with the negotiation of one of the proposed acquisitions, and in the event that we do not obtain the debt financing, our need to obtain alternative sources of financing in order to continue our ongoing business operations and satisfy our accounts payable will be increased.

Net cash used in operating activities was $454,777 for the nine months ended September 30, 2002, as compared to net cash used in operating activities of $2,715,796 for the nine months ended September 30, 2001. The decrease in net cash used in operating activities was primarily due to the reduction in the net operating loss during the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001. We did not use a material amount of net cash in investing activities for the nine months ended September 30, 2002.

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

On March 1, 2002, we initiated an offering of up to $1.15 million in unregistered convertible debentures to accredited investors. The convertible debentures bear interest at 10% per year and can be converted at any time at the option of the holder into shares of our unregistered common stock at $0.20 per share. The convertible debentures mature on March 1, 2003, provided, however, that at our discretion we may extend the maturity date for six months. In addition, holders of the convertible debentures receive one share of our unregistered common stock for each $1.00 of convertible debentures purchased. We closed this offering during the third quarter of 2002. We raised $350,000 from this offering. The notes and shares issued in this offering were exempt from registration requirements pursuant to the exemption from registration contained in Rule 506 of Regulation D of the Securities Act of 1933 as amended to date. The proceeds of these raises have been used to fund operating expenses, increase advertising and marketing in the mortgage division, and launch the equipment leasing division.

In September 2002 Milestone initiated a new private placement to raise capital to fund our due diligence costs and other transaction costs associated with the acquisitions discussed above, to pay down certain accounts payable and to fund operating expenses. Milestone is offering up to 110,000 Units for $10 per Unit. Each Unit consists of (i) 50 shares of Milestone's unregistered common stock,
(ii) a warrant exercisable for up to 25 shares of Milestone's unregistered common stock at an exercise price of $0.40 per share, and (iii) a warrant exercisable for up to 25 shares of Milestone's unregistered common stock at an exercise price of $0.60 per share. The Units are being offered solely to a limited number of accredited investors. The Units have not been registered under the Securities Act of 1933 as amended to date, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Through September 30, 2002, Milestone had not raised any proceeds from this offering. From October 1, 2002 through November 4, 2002, Milestone had raised $145,000 from this offering, and the issued securities were exempt from registration requirements pursuant to the exemption from registration contained in Rule 506 of Regulation D of the Securities Act of 1933 as amended to date.

The Company issued 905,575 shares of common stock of the Company in exchange for services. Of the 905,575 shares issued, 890,575 were issued to officers of the Company for the reimbursement of expenses of $43,750. The securities issued in this transaction were exempt from registration requirements pursuant to the exemption from registration contained in Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933 as amended to date.

In addition, during the nine months ended September 30, 2002, the Company issued 15,000 shares of its common stock with a fair value of $9,300 in exchange for general and administrative costs. The securities issued in this transaction were exempt from registration requirements pursuant to the exemption from registration contained in Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933 as amended to date.

During the first nine months of 2002, certain officers of the Company advanced an aggregate of $221,000 to the Company to fund ongoing operations. During the nine months ended September 30, 2002, the Company issued warrants to purchase 1,080,000 shares of the Company's common stock at an exercise price of $.20 per share that expire on September 30, 2007 to two of these officers as additional compensation for among other things, their agreement to continue to defer salaries and to not "call" or charge interest on their respective note receivables from the Company. The securities issued in this transaction were exempt from registration requirements pursuant to the exemption from registration contained in Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933 as amended to date.

During the third quarter we increased our warehouse line of credit with The Provident Bank to $4 million from $2 million. The line of credit will expire on March 31, 2003. The warehouse line of credit is subject to quarterly review by The Provident Bank.

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

ITEM 3.  CONTROLS AND PROCEDURES

We performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in our internal controls or other factors that could significantly affect internal controls subsequent to September 30, 2002.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We were named as a third party defendant in a lawsuit on February 1, 2002. One of our former employees is suing the landlord of the property that we lease in New Jersey for injuries she sustained in a fall in the parking lot. The landlord in turn sued us for damages the landlord may have been required to pay to the former employee in the event that damages were awarded to the former employee. On September 13, 2002 a motion for summary judgment was granted which denies the landlord the ability to recover from us any damages awarded to the former Milestone employee.

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

On March 1, 2002, we initiated an offering of up to $1.15 million in unregistered convertible debentures to accredited investors. The convertible debentures bear interest at 10% per year and can be converted at any time at the option of the holder into shares of our unregistered common stock at $0.20 per share. The convertible debentures mature on March 1, 2003, provided, however, that at our discretion we may extend the maturity date for six months. In addition, holders of the convertible debentures receive one share of our unregistered common stock for each $1.00 of convertible debentures purchased. We closed this offering during the third quarter of 2002. We raised $350,000 from this offering. The notes and shares issued in this offering were exempt from registration requirements pursuant to the exemption from registration contained in Rule 506 of Regulation D of the Securities Act of 1933 as amended to date. The proceeds of these raises have been used to fund operating expenses, increase advertising and marketing in the mortgage division, and launch the equipment leasing division.

In September 2002 Milestone initiated a new private placement to raise capital to fund our due diligence costs and other transaction costs associated with the acquisitions mentioned above, to pay down certain accounts payable and to fund operating expenses. Milestone is offering up to 110,000 Units for $10 per Unit. Each Unit consists of (i) 50 shares of Milestone's unregistered common stock,
(ii) a warrant exercisable for up to 25 shares of Milestone's unregistered common stock at an exercise price of $0.40 per share, and (iii) a warrant exercisable for up to 25 shares of Milestone's unregistered common stock at an exercise price of $0.60 per share. The Units are being offered solely to a limited number of accredited investors. The Units have not been registered under the Securities Act of 1933 as amended to date, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Through September 30, 2002, Milestone had not raised any proceeds from this offering. From October 1, 2002 through November 4, 2002, Milestone had raised $145,000 from this offering, and the issued securities were exempt from registration requirements pursuant to the exemption from registration contained in Rule 506 of Regulation D of the Securities Act of 1933 as amended to date.

The Company issued 905,575 shares of common stock of the Company in exchange for services. Of the 905,575 shares issued, 890,575 were issued to officers of the Company for the reimbursement of expenses of $43,750. The securities issued in this transaction were exempt from registration requirements pursuant to the exemption from registration contained in Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933 as amended to date.

In addition, during the nine months ended September 30, 2002, the Company issued 15,000 shares of its common stock with a fair value of $9,300 in exchange for general and administrative costs. The securities issued in this transaction were exempt from registration requirements pursuant to the exemption from registration contained in Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933 as amended to date.

During the first nine months of 2002, certain officers of the Company advanced an aggregate of $221,000 to the Company to fund ongoing operations. During the nine months ended September 30, 2002, the Company issued warrants to purchase 1,080,000 shares of the Company's common stock at an exercise price of $.20 per share that expire on September 30, 2007 to two of these officers as additional compensation for among other things, their agreement to continue to defer salaries and to not "call" or charge interest on their respective note receivables from the Company. The securities issued in this transaction were exempt from registration requirements pursuant to the exemption from registration contained in Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933 as amended to date.

ITEM 5.  OTHER INFORMATION

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for listing the non-audit services approved in the third quarter of 2002 by the Company's Board of Directors to be performed by JH Cohn LLP, the Company's external auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of the Company. The non-audit services approved by the Board of Directors in the third quarter of 2002 (see list below) are each considered by the Company to be other services. Each of the services has been approved in accord with a pre-approval from the Board of Directors.

During the quarterly period covered by this filing, the Board of Directors approved new or recurring engagements of JH Cohn for the following non-audit services: due diligence review related to the proposed acquisitions discussed above.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MILESTONE CAPITAL, INC.

Date:  November 19, 2002
                                            /s/  Charles J. DeMory, Sr.
                                            ---------------------------------
                                                 Charles J. DeMory, Chairman,
                                                 Chief Executive Officer and
                                                 President


Date: November 19, 2002
                                            /s/  John Mangel III
                                            ----------------------------------
                                                 John Mangel III,
                                                 Chief Financial Officer and
                                                 Executive Vice President

Certification Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Charles J. DeMory, Chief Executive Officer of Milestone Capital, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Milestone Capital, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 19, 2002
                                            /s/  Charles J. DeMory, Sr.
                                            ---------------------------------
                                                 Charles J. DeMory, Chairman,
                                                 Chief Executive Officer and
                                                 President

Certification Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, John Mangel III, Chief Financial Officer of Milestone Capital, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Milestone Capital, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 19, 2002
                                            /s/  John Mangel III
                                            ----------------------------------
                                                 John Mangel III,
                                                 Chief Financial Officer and
                                                 Executive Vice President