Form 10KSB
period 2002-12-31
MILESTONE CAPITAL INC
filed 2003-04-15
CIK 817129

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 2002

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year: $2,593,216.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

          As of April 10, 2003, shares of the registrant's common stock, no par value per share ("Common Stock") were trading at an average bid and asked price of $0.12 per share, and the aggregate market value of the Common Stock of the registrant held by non-affiliates was approximately $9.9 million.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 11, 2003, 82,070,000 shares of the issuer's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement for its 2003 Annual Meeting are incorporated by reference into Part III of the Form 10-KSB, or, if a Proxy Statement is not filed prior to or on April 30, 2003, such information shall be filed as an amendment to the Form 10-KSB.

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

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the forward-looking statements made by the Company or its representatives. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following, among other factors: (a) the cyclical financial results traditionally experienced by the mortgage banking industry, which have been caused in large part by periodic fluctuations in mortgage interest rates and in consumer demand for new mortgage loans; (b) the possibility of adverse changes in the Company's ability to obtain suitable warehousing lines of credit with which to fund new loans; (c) the possibility of adverse changes in the Company's ability to sell new mortgage loans in the secondary mortgage market; (d) increasing competition faced by the Company, particularly from commercial banks; (e) the possibility of adverse regulatory changes, such as changes in the level or terms of programs administered by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") or the FHA or VA; (f) dependence on existing management; (g) credit risks inherent in the lending business; and (h) periodic fluctuations in general economic conditions, with corresponding fluctuations in the Company's ability to originate new mortgage loans.

     Given these uncertainties, readers of this Form 10-KSB are cautioned not to place undue reliance on such forward looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward looking statements contained herein to reflect future events or developments.

Item 1.  Description of Business.

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

On January 3, 2002, Milestone completed a share exchange transaction (the "Exchange Transaction") with EliteAgents, Inc. ("EliteAgents"), whereby Milestone issued shares of its Common Stock to the shareholders of EliteAgents in exchange for all of the issued and outstanding ownership interests in EliteAgents. EliteAgents was originally incorporated in New Jersey in 1999 under the name MortgageBANC, Inc. as a New Jersey Correspondent Mortgage Banker. The name was changed to QuickFinance, Inc. and then to EliteAgents, Inc. in March 2000. Following the Exchange Transaction, EliteAgents, Inc. amended its Articles of Incorporation to change its name to EliteAgents Mortgage Services Inc. in February 2002. As a result of the Exchange Transaction, EliteAgents became a wholly owned operating subsidiary of Milestone for legal purposes and Milestone became a wholly owned subsidiary of EliteAgents for accounting purposes.

In May 2002, Milestone formed a wholly-owned subsidiary. EliteAgents Leasing Services, Inc.("EliteAgents Leasing"), for the purpose of establishing equipment financing and leasing operations. However, EliteAgents Leasing had not generated any revenues through December 31, 2002.

Because Milestone's material business operations occur primarily through the operation of EliteAgents and EliteAgents Leasing, the terms ""Milestone", the "Company", the "issuer" or the "registrant" shall refer to the combined business operations of Milestone, EliteAgents and EliteAgents Leasing unless the context otherwise demands.

EliteAgents is a financial services marketing organization that seeks to optimize its business operations through the use of proprietary technology. EliteAgents delivers its financial services through multiple distribution channels: first, through a direct sales force; second, through a network of business professionals ("Professionals") that include accountants, financial planners, insurance agents, consultants, real estate agents, attorneys and homebuilders; third, through commission-only independent contractors; and fourth, through business alliances. All of these channels are designed to reduce customer acquisition costs, offer a low-cost entry, create improved efficiency, and produce greater revenues. To date, EliteAgents' business operations have focused on mortgage loan origination enabled through the use of the Internet and EliteAgents' proprietary technology.

Significant Transactions

During the third quarter of 2002, Milestone completed its purchase of Capital Financial Inc. The acquisition of Capital Financial Inc. has improved our leasing customer relations and sales force, particularly in the government-leasing sector and asset management arena.

In July 2002, Milestone entered into a non-binding letter of intent to acquire a mortgage-banking corporation that conducts business in approximately 30 states and generated approximately $1.8 billion in mortgage originations during the period from January 1, 2002 to December 31, 2002. This entity generates revenues from retail, wholesale and correspondent operations. Through this transaction, Milestone would also acquire a mortgage document preparation corporation and title agency corporation. The original letter of intent has expired and the parties have verbally agreed to extend the letter of intent. Milestone expects to complete this transaction during the second quarter of 2003.

In October 2002, Milestone entered into a non-binding letter of intent to acquire a mortgage broker operating in twelve states. This broker generated approximately $2.0 billion in mortgage originations from retail operations and strategic partnerships during the period from January 1, 2002 to December 31, 2002. The original letter of intent has expired and the parties have verbally agreed to extend the letter of intent. Milestone expects to complete this transaction during the second quarter of 2003.

Milestone has received a non-binding financing proposal to fund both of the aforementioned proposed transactions through debt financing to be obtained from a public bank. The debt financing and closing of each acquisition is subject to the successful completion of due diligence reviews, execution of acceptable purchase and lending agreements and receipt of various approvals.

Industry Overview

In 2002, loan origination volume in the U.S. reached a record high of $2.50 trillion, compared with $2.03 trillion for 2001. The refinance mortgage share increased to 59% of the market from 57%. Despite rising public interest in and access to a variety of publicly traded investment opportunities (stocks, bonds, mutual funds, etc.), home ownership is, by far, the single largest and most important family investment.

Mortgage Operations

General
-------
EliteAgents originates mortgage loans for the purchase or refinance of owner-occupied one-to-four family residences and residential investment properties. EliteAgents sells all mortgage loans that it originates or purchases to institutional investors in the secondary mortgage market. EliteAgents became a direct seller for the FHLMC in September 2001 and is currently licensed to originate mortgage loans in the states of New Jersey, Connecticut, Florida, Illinois and Pennsylvania.

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

The following table sets forth, for the periods indicated, the number and dollar volume of the purchase and refinance loans originated by EliteAgents:


--------------------------------------------------------------------------------
                                        2002            2001           2000
--------------------------------------------------------------------------------
         Number of Purchase Loans       122             157            50
--------------------------------------------------------------------------------
         Purchase Loan Volume       $ 24,580,103     $27,284,656     $7,728,091
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
         Number of Refinance Loans      453             263             6
--------------------------------------------------------------------------------
         Refinance Loan Volume      $ 96,065,213     $51,606,423     $  891,250
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
         Total Number of Loans          575             420            56
--------------------------------------------------------------------------------
         Total Loan Volume          $120,645,316     $78,891,079     $8,619,341
--------------------------------------------------------------------------------

Mortgage loans originated by EliteAgents are loans that primarily fund the purchase of owner-occupied and non-owner occupied residential real property, or refinance loans that repay and replace existing mortgage loans on owner-occupied or non-owner occupied residential real property. The volume of refinance loans as a percentage of EliteAgents' total mortgage loan origination volume for fiscal years 2002, 2001 and 2000 was approximately 79%, 63% and 11%, respectively.

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

EliteAgents receives fees from borrowers for the origination of retail loans, generally in the range of one to two percent of the principal amount of the loan, and EliteAgents may charge additional fees depending upon market conditions or the corporate objectives concerning loan origination volume and pricing. EliteAgents incurs certain costs in originating loans, including overhead, out-of-pocket costs, interest on money borrowed to finance loans and, when the loans are subject to a purchase commitment from institutional investors, related commitment fees. The volume and type of loans and commitments made by EliteAgents vary with competitive and economic conditions, resulting in fluctuations in revenues from loan originations. In periods of rising interest rates, EliteAgents' volume of loan originations, particularly in the refinancing area, declines, and revenues from these loan originations decrease.

Solicitation of Loan Applicants
-------------------------------
EliteAgents follows a marketing strategy which is intended to maximize the efficiency of its loan solicitation and origination activities. This strategy includes (i) operating a retail branch office network, (ii) creating commissionable business partnerships with Professionals, (iii) utilizing an incentive compensation structure for its sales force, and (iv) emphasizing prompt and professional customer services.

In accordance with this strategy, EliteAgents operates a network of retail branch offices. EliteAgents attempts to open new retail branch offices in markets where the population is growing and where housing prices are affordable for moderate-income homebuyers.

The first step in each market is to hire an experienced sales manager and to quickly establish an office. Our goal is to complete site selection, office set-up, equipment procurement, and state licensing within the first month. In each market, EliteAgents typically enters into one-year leases for small offices, and does not enter into employment agreements with branch office employees. EliteAgents currently operates a retail network of three retail offices located in Illinois, New Jersey, and Pennsylvania. EliteAgents plans to add additional branch offices in order to increase new loan production, some of which may be located outside of existing service areas.

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

     2. Analyzing the prospective borrower's income and debt and qualify in the prospective borrower to determine the maximum mortgage that the prospective borrower can afford.

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

     14.  Participating in the loan closing.

EliteAgents has developed a proprietary system to ensure mortgage originator comply with RESPA and legally earn mortgage origination commissions. The EliteAgents Mortgage System (the "System") is a proprietary business-to-business mortgage origination workstation, which allows a non-experienced loan officer to perform as an experienced traditional mortgage broker. The System allows the user to completely qualify a customer for a specific mortgage program, price the loan and apply for the program, all within a typical timeframe of 15 to 20 minutes. The qualification and application process uses a simple step-by-step approach that is based on real-time mortgage loan information and ensures mortgage originators comply with RESPA. Users do not incur any costs to use the System.

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

LOIS allows loan officers to move beyond bank rate sheets and intuitive comparisons of qualifications to a more systematic method for determining an accurate rate and evaluating a customer's qualifications. The LOIS program prices a requested loan program against EliteAgents' database of investors, and produces a list of the best prices for each program that satisfies the loan and borrower criteria.

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

Loan Funding
------------
At closing, EliteAgents funds mortgage loans either by using the capital of institutional investors which issued EliteAgents a mortgage commitment to purchase the loan, also known as "table funding", or with short-term borrowings under a warehousing line of credit. EliteAgents currently has a secured warehousing line of credit from The Provident Bank. The line of credit is subject to quarterly renewals with the bank based on the original 2001. Advances under EliteAgents' secured line of credit are collateralized with the mortgage loans. EliteAgents repays outstanding balances under the warehousing line of credit with the proceeds from the sale of mortgage loans. Accordingly, EliteAgents depends on mortgage loan sales to originate new mortgage loans without exceeding the limits of its warehousing line of credit.

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

Competition
-----------

The mortgage banking business is highly competitive and fragmented. EliteAgents competes with other mortgage bankers, state and national banks, savings and loan associations, mortgage brokers, credit unions and others for mortgage loans. Many of these competitors or potential competitors are better established, substantially larger and have more capital and resources than EliteAgents.The periodic surges in refinancing activity in 1993, 1998 and again in 2001 led to a rapid expansion of mortgage providers, resulting in industry over-capacity.

During fiscal year 2002 competition for mortgage loans intensified due to the increased aggressiveness of major banks. Banks have an advantage over others in that they can price their mortgages at their lower short-term cost of funds. In addition, due to their strong capital position which increases their capacity to hold portfolio loans, banks are extremely aggressive with mortgage price discounting in order to expand their mortgage base as a platform from which to cross-sell other bank products. The result is a competitive market wherein major banks, through their mortgage banking subsidiaries, are more aggressively pricing their loans than the traditional secondary market agencies such as FHLMC and FNMA.

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

Purchase vs. Refinancing Loans
------------------------------
EliteAgents believes that its diversified business model will tend to increase its ratio of purchase-to-refinance loan business. This diversification is beneficial for EliteAgents because the ratio of closed loans to loan applications increases significantly for purchase loans as compared to refinancing loans. There are several reasons for this. As interest rates vary, purchase loan volume tends to remain relatively steady, while refinancing loan volume tends to increase as rates go down and decrease as rates go up. Borrowers seeking to refinance an existing loan tend to delay borrowing decisions or to cancel loan applications, while purchase loans tend to be much more likely to close, in part because there is usually a contract date between a buyer and seller in a purchase transaction that must be satisfied. Lenders also tend to give more attention to purchase transactions than they do to refinance transactions because of the specified contract date. Finally, the amount of labor expended by EliteAgents on a loan application that doesn't close is typically not materially different from the labor expended on a closed loan.

Regulation
----------
EliteAgents' operations are subject to local, state and federal regulation, including, but not limited to, the following federal statutes and regulation promulgated thereunder: Title 1 of the Consumer Credit Protection Act of 1968, as amended (including certain provisions thereof commonly known as the"Truth-in-Lending Act" or "TILA"), the Equal Credit Opportunity Act of 1974, as amended ("ECOA"), the Home Mortgage Disclosure Act, the Fair Credit Reporting Act of 1970 ("FCRA"), the Fair Debt Collection Practices Act, RESPA and the National Housing Act.

In addition, EliteAgents is subject to state laws and regulations, including licensing laws and regulations and usury laws, which limit the amount of interest and other charges lenders can collect on loans. EliteAgents is subject to the rules and regulations of the FHA, the VA and state regulatory authorities with respect to originating, processing, underwriting, selling and servicing mortgage loans which it originates under programs governed by the respective agencies. EliteAgents is subject to other laws and regulations specifying eligibility criteria for mortgage loans, prohibiting discrimination and establishing underwriting guidelines, which include provisions for inspections and appraisals, requirements for credit reports on prospective borrowers and limits on maximum loan amounts, and with respect to the VA loans, limits on maximum interest rates. Moreover, lenders such as EliteAgents are required to submit annually to the FHLMC, FHA and VA, audited financial statements, and each state regulatory entity has its own financial requirements.

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

Equipment Leasing

We are expanding our business operations into the equipment leasing market through our wholly owned subsidiary EliteAgents Leasing. Our focus will be to provide leasing services to small and medium-sized customers. This is part of our overall strategy of utilizing our sales distribution model (consisting of a direct sales force and sales through network sites) in multiple markets. The Web-based leasing software system that we are developing internally uses many of the same features as the Web-based technology used in our loan origination business.

Employees
---------

As of March 28, 2003, the Company employed approximately 97 total employees. Of the 97 total employees 29 are full-time salaried employees, 30 are full-time commission only employees and 38 are outside W-2 mortgage solicitors. The Company believes its planned compensation policies and working environment can satisfy employees. No employees are represented by collective bargaining organizations. Should the Company experience difficulty in labor relations, it may lose flexibility and productivity and suffer an adverse effect on profitability.

Item 2.  Description of Property.

The Company does not own any real property. The following table sets forth the location, approximate size, annual base rent, and lease expiration date of the Company's significant facility:

                                    Size             Annual          Lease
Principal Use and Address     (rentable sq. ft.)     Base Rent       Expiration
-------------------------      ----------------      ---------       ----------
Corporate office,
sales and information
technology office:
39 Plymouth Street                  17,496           $ 166,212          2005
Fairfield, New Jersey

Item 3.  Legal Proceedings.

In the ordinary course of its business, the Company may at times be subject to various legal proceedings. However, the Company is not a party to, and is not aware of, any pending or threatend litigation that we currently anticipate would have a material adverse effect on the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

No meetings of the Company's stockholders were held during the fiscal quarter ended December 31, 2002.

                                    Part II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Common Stock Information
As of April 11, 2003, there were approximately 290 record and beneficial holders of the Company's Common Stock and a total of 82,070,000 shares of the Company's Common Stock were outstanding. The Company's Common Stock has been traded on the OTC Bulletin Board under the symbol "MLSP." The most recent bid price for the Company's shares was $0.12 per share.

The following table sets forth, for the quarters indicated, the range of high and low bid prices of the Company's Common Stock:

By Quarter Ended:
Fiscal 2002                                                 High   Low
------------------------------------------------------------------------
March 31, 2002                                             $0.34 - $0.18
June 30, 2002                                              $0.87 - $0.27
September 30, 2002                                         $0.75 - $0.40
December 31, 2002                                          $0.75 - $0.35

Fiscal 2001
-----------
March 31, 2001                                               *       *
June 30, 2001                                                *       *
September 30, 2001                                           *       *
December 31, 2001                                            *       *

Fiscal 2000
-----------
March 31, 2000                                               *       *
June 30, 2000                                              $0.10 - $0.00
September 30, 2000                                           *       *
December 31, 2000                                            *       *

* no bid



The quotations set forth above reflect inter-dealer prices, without dealer mark-up, mark-down or commission and may not represent actual transactions.

Dividend Policy
---------------
The Company has not paid any dividends since its inception. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying dividends in the foreseeable future. Future cash dividends, if any, will be at the discretion of the Company's Board and will depend upon, among other things, on the Company's future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as the Company's Board may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans
------------------------------------------------------------------
The following table sets forth information with respect to the Company's Common
Stock that may be issued under its Stock Option Plan. The Stock Option Plan is the only equity compensation plan of the Company in existence as of December 31,
2002 and has not been approved by the Company's shareholders.



                                                                                                  Number of securities
                                                                                                  remaining available for
                                  Number of securities to be                                      future issuance under equity
                                  issued upon exercise of        Weighted-average exercise        compensation plans
                                  outstanding options,           price of outstanding             (excluding securities
Plan Category                     warrants and rights            options, warrants and rights     reflected in column 1)
-------------                     -------------------            ----------------------------     ----------------------

Equity compensation plans
approved by shareholders                  -0-                                -0-                           -0-

Equity compensation plans not
approved by shareholders                9,369,772                         $   0.215                      8,799,029
                                        ---------                         ---------                      ---------

Total                                   9,369,772                         $   0.215                      8,799,029
                                        =========                         =========                      =========

Recent Sales of Unregistered Securities
---------------------------------------
In connection with the satisfaction of outstanding indebtedness in the amount of
$39,625.04, the Company issued 120,861 shares of the Company's unregistered
Common Stock to EARNCO MPP on December 10, 2001. The shares issued in this transaction were exempt from registration requirements pursuant to the exemptions from registration contained in Section 4(2) and/or Regulation D, Rule
506 of the Securities Act of 1933, as amended to date.

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

                                       15

Following the consummation of the Exchange Transaction from January 2002 through March 2002, Milestone issued an aggregate of an additional 2,188,399 shares of Milestone's unregistered Common Stock to purchasers of that Common Stock at a price per share of $0.05. The aggregate gross proceeds from the offering were $107,500. The shares issued in this transaction were exempt from registration requirements pursuant to the exemptions from registration contained in Rule 506 of Regulation D of the Securities Act of 1933, as amended to date. None of the net offering proceeds were, have been or will be paid directly or indirectly to any director, officer, general partner of EliteAgents or Milestone or their associates, persons owning 10% or more of any class of EliteAgents' or Milestone's equity securities, or an affiliate of EliteAgents or Milestone.

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

On March 1, 2002, we initiated an offering of up to $1.15 million in unregistered convertible debentures to accredited investors. The convertible debentures bear interest at 10% per year and can be converted at any time at the option of the holder into shares of our unregistered common stock at $0.20 per share. The convertible debentures matured on March 1, 2003, provided, however, the Company at our discretion extended the maturity date for six months to September 1, 2003. The holders of the convertible debentures received one share of our unregistered common stock for each $1.00 of convertible debentures purchased. We closed this offering during the third quarter of 2002. We raised $350,000 from this offering. The notes and shares issued in this offering were exempt from registration requirements pursuant to the exemption from registration contained in Rule 506 of Regulation D of the Securities Act of 1933 as amended to date. The proceeds of these raises have been used to fund operating expenses, increase advertising and marketing in the mortgage division, and launch the equipment leasing division. At various times during 2002, holders converted the debentures into 375,000 shares of the Company's common stock. The debentures that were converted had an aggregate principal balance of $75,000. None of the net offering proceeds were, have been or will be paid directly or indirectly to any director, officer, general partner of EliteAgents or Milestone or their associates, persons owning 10% or more of any class of EliteAgents' or Milestone's equity securities, or an affiliate of EliteAgents or Milestone.

In September 2002 Milestone initiated a new private placement to raise capital to fund our due diligence costs and other transaction costs associated with our pending acquisitions, to pay down certain accounts payable and to fund operating expenses. Milestone offered up to 110,000 Units for $10 per Unit. Each Unit consists of (i) 50 shares of Milestone's unregistered common stock, (ii) a warrant exercisable for up to 25 shares of Milestone's unregistered common stock at an exercise price of $0.40 per share, and (iii) a warrant exercisable for up to 25 shares of Milestone's unregistered common stock at an exercise price of $0.60 per share. The Units were offered solely to a limited number of accredited investors. The Units have not been registered under the Securities Act of 1933 as amended to date, and were not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Through December 31, 2002, Milestone had raised $210,000 from this offering, and the issued securities were exempt from registration requirements pursuant to the exemption from registration contained in Rule 506 of Regulation D of the Securities Act of 1933 as amended to date. None of the net offering proceeds were, have been or will be paid directly or indirectly to any director, officer, general partner of EliteAgents or Milestone or their associates, persons owning 10% or more of any class of EliteAgents' or Milestone's equity securities, or an affiliate of EliteAgents or Milestone.

During 2002, the Company issued 905,575 shares of common stock of the Company in exchange for services. Of the 905,575 shares issued, 890,575 were issued to officers of the Company for the reimbursement of expenses of $43,750. All shares issued to officers were issued through a private placement the Company was then being offered to accredited investors. The securities issued in this transaction were exempt from registration requirements pursuant to the exemption from registration contained in Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933 as amended to date. None of the net offering proceeds were, have been or will be paid directly or indirectly to any director, officer, general partner of EliteAgents or Milestone or their associates, persons owning 10% or more of any class of EliteAgents' or Milestone's equity securities, or an affiliate of EliteAgents or Milestone.

In addition, during 2002, the Company issued 15,000 shares of common stock with a fair value of $9,300 in exchange for general and administrative costs. The securities issued in this transaction were exempt from registration requirements pursuant to the exemption from registration contained in Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933 as amended to date. None of the net offering proceeds were, have been or will be paid directly or indirectly to any director, officer, general partner of EliteAgents or Milestone or their associates, persons owning 10% or more of any class of EliteAgents' or Milestone's equity securities, or an affiliate of EliteAgents or Milestone.

During 2002, certain officers of the Company advanced an aggregate of $221,000 to the Company to fund ongoing operations. During 2002, the Company issued warrants to purchase 1,080,000 shares of the Company's common stock at an exercise price of $.20 per share that expire on September 30, 2007 to two of these officers as additional compensation for among other things, their agreement to continue to defer salaries and to not "call" or charge interest on their respective note receivables from the Company. The securities issued in this transaction were exempt from registration requirements pursuant to the exemption from registration contained in Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933 as amended to date. None of the net offering proceeds were, have been or will be paid directly or indirectly to any director, officer, general partner of EliteAgents or Milestone or their associates, persons owning 10% or more of any class of EliteAgents' or Milestone's equity securities, or an affiliate of EliteAgents or Milestone.

Item 6. Management's Discussion and Analysis or Plan of Operation.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto for a full understanding of the Company's financial position and results of operations.

General

Because Milestone had no material business operations and virtually no assets or liabilities as of the end of its 2001 fiscal year and prior to the consummation of the Exchange Transaction on January 3, 2002, the majority of the discussion and analysis in this section relates to the business of the accounting acquirer in the Exchange Transaction, EliteAgents, during fiscal year 2002 and fiscal year 2001, although certain portions of the discussion relate to Milestone.

On January 3, 2002, Milestone completed the Exchange Transaction with EliteAgents. As a result of the Exchange Transaction, EliteAgents is a wholly owned operating subsidiary of Milestone for legal purposes and Milestone became a wholly owned subsidiary of EliteAgents for accounting purposes.

In May 2002, Milestone formed a wholly owned subsidiary, EliteAgents Leasing, for the purpose of establishing equipment financing, leasing operations and asset management services. EliteAgents Leasing had not generated any revenues through December 31, 2002. The start-up period has been dedicated to developing strategic relations, banking sources, marketing and contractual materials and hiring and training.

During the third quarter of 2002, Milestone completed its purchase of Capital Financial Inc. The acquisition of Capital Financial Inc. has improved our leasing customer relations and sales force, particularly in the government-leasing sector.

In July 2002, Milestone entered into a non-binding letter of intent to acquire a mortgage-banking corporation that conducts business in approximately 30 states and generated approximately $1.8 billion in mortgage originations during the period from January 1, 2002 to December 31, 2002. This entity generates revenues from retail, wholesale and correspondent operations. Through this transaction, Milestone would also acquire a mortgage document preparation corporation and title agency corporation. The original letter of intent has expired and the parties have verbally agreed to extend the letter of intent. Milestone expects to complete this transaction during the second quarter of 2003.

In October 2002, Milestone entered into a non-binding letter of intent to acquire a mortgage broker operating in twelve states. This broker generated approximately $2.0 billion in mortgage originations from retail operations and strategic partnerships during the period from January 1, 2002 to December 31, 2002. The original letter of intent has expired and the parties have verbally agreed to extend the letter of intent. Milestone expects to complete this transaction during the second quarter of 2003.

Milestone has received a non-binding financing proposal to fund both of the aforementioned proposed transactions through debt financing to be obtained from a public bank. The debt financing and closing of each acquisition is subject to the successful completion of due diligence reviews, execution of acceptable purchase and lending agreements and receipt of various approvals.

Critical Accounting Policies and Estimates.

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from these estimates under different assumptions or conditions. This section summarizes the critical accounting policies and the related judgments involved in their application.

Fair value of equity instruments. In accordance with Statement of Financial Accoutning Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), issuances of common stock, stock options, warrants or other equity instruments to employees and nonemployees as consideration for goods or services received by us are accounted for based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more readily measurable. We estimate the fair value of options using an option-pricing model (generally, the Black-Scholes model) that meets the criteria set forth in SFAS 123 and common stock using the market value of our stock. Such fair value is measured at an appropriate date pursuant to the guidance in the consensus reached for EITF Issue No. 96-18 (generally, the earlier of the date the other party becomes committed to provide goods or services or the date the performance by the other party is complete) and capitalized or expensed as if we had paid cash for the goods or services.

Given an active trading market for our common stock, we estimate the volatility of our stock based on week ending closing prices over a historical period of not less than one year. As a result, depending on how the market perceives any news regarding us or our earnings, as well as market conditions in general, it could have a material impact on the volatility we use in computing the value we place on these equity instruments.

Valuation of deferred tax assets. We regularly evaluate our ability to recover the reported amount of our deferred income taxes considering several factors, including our estimate of the likelihood that we will generate sufficient taxable income in future years in which temporary differences reverse. Due to the uncertainties related to, among other things, the extent and timing of future taxable income, we offset our net deferred tax assets by an equivalent valuation allowance as of December 31, 2002.

Valuation of long-lived assets. We assess the recoverability of long-lived tangible and intangible assets with definitive lives whenever we determine that events or changes in circumstances indicate that their carrying amount may not be recoverable. Our assessment is primarily based upon our estimate of future cash flows associated with these assets. Although there has been a sustained weakness in our operating results through December 31, 2002, we continue to project income in the future. Accordingly, we have determined that there has not been an impairment of any of our long-lived assets. However, should our operating results deteriorate, we may determine that some portions of our long-lived tangible or intangible assets are impaired. Such determination could result in non-cash charges to income that could materially affect our consolidated financial position or results of operations for that period.

Results of Operations

2001 was the first full year in which we utilized our current sales distribution model and Web-based technology in our loan origination business, and we continued this activity in 2002. During 2001, we increased our user base to include business professionals such as accountants, financial planners and insurance agents in addition to real estate professionals, and we benefited from this broadened user base during 2002. Our sales and marketing strategy going forward is to focus on various types of business professionals who may have clients in need of either purchase or refinance mortgages. We believe that expanding our user base beyond real estate professionals to other types of business professionals will help us increase our volume of purchase mortgages and maintain a higher ratio of purchase mortgage business when compared to refinance mortgage business.

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

We currently broker more than 75% of our loans to more than 20 lenders. As we become more experienced in managing our warehouse line of credit, we expect that we will increase the volume of loans that we fund through the line of credit. We do not engage in the practice of servicing loans. All of the loans funded by our warehouse line are sold out of the line within 30 days of funding. The proceeds of the loans sold out of our warehouse line are used to repay the line of credit that originally funded the loans.

In fiscal year 2002, our loan originations increased by 53% to $120.6 million on 575 loans from $78.9 million on 420 loans in fiscal year 2001. Our net loss from operations for fiscal year 2002 was ($3,210,320) compared to a net loss from operations of ($6,010,369) in fiscal year 2001, a decrease of 47%. For fiscal year 2002, revenues increased 89% to $2,593,216 from $1,371,837 in fiscal year 2001. Total operating expenses increased by 9% to ($5,397,659) for fiscal year 2002 from ($4,948,659) in fiscal year 2001.

Loan Origination and Broker Fee Income. We recognize fees from purchase mortgage loan originations at closing if the loan is brokered by us instead of warehoused by us. Loan origination income increased 61% to $2,188,972 in fiscal year of 2002 from $1,358,111 in fiscal year 2001. The primary factor that contributed significantly to the increase in revenue per loan we experienced during the fiscal year of 2002 compared to the fiscal year of 2001 was the better margins that we received from the lending institutions we utilized due to better relations with them and our improved understanding of which institutions provide better margins.

Gains on Sale of Mortgage Loans. When we warehouse loans, we seek to sell those loans in the secondary markets. Our gains and losses from the sale of mortgage loans are affected by several factors including (i) competitive market forces affecting our pricing structure at the time of origination, (ii) interest rate increases or decreases between the time that we commit to originate or purchase loans and the time that we commit to sell the loans in the secondary markets,
(iii) price subsidies and (iv) the recognition of gains relating to originated mortgage servicing rights. Our net gain on the sales of mortgage loans from our loan warehousing operations was $332,132 in fiscal year 2002 compared to $3,390 in fiscal year 2001. We did not engage in the practice of warehousing loans until the fourth quarter of 2001.

Interest Income. Interest income consists primarily of the difference between the interest income received on mortgage loans and the interest that we pay on the short-term bank borrowings used to finance mortgage loans prior to the sale of the loan into the secondary market. The conditions that affect net interest income from period to period include the relationship between prevailing mortgage rates and short-term borrowing rates, the mix of fixed-rate and adjustable rate mortgage loans held for sale and the average holding period before the loans are sold. Interest income also includes interest received on our cash accounts. Interest income in fiscal year 2002 was $72,112 compared to $9,796 in fiscal year 2001. The first three quarters of 2001 did not benefit from interest on warehoused loans held for sale, since we did not participate in this practice until the fourth quarter of 2001.

The major components of our total expenses are (i) compensation (including commissions) and benefits, and (ii) general and administrative expenses. Total operating expenses increased by 9% to ($5,397,659) for fiscal year 2002 from ($4,948,659) in fiscal year 2001. Payments of commissions for loan originations increased by 103% to ($701,136) for fiscal year 2002 from ($345,668) for fiscal year 2001. Non-commission employee compensation decreased by 4% to ($2,204,811) for fiscal year 2002 from ($2,302,122) for fiscal year 2001. Non-compensation, general and administrative expense increased by 5% during fiscal year 2002 to $2,114,986 from $2,019,259 in fiscal year 2001.


During fiscal year 2002, the Company capitalized professional fees of $495,833 and expensed professional fees of $76,642 incurred in connection with the prospective acquisitions of two related entities in the mortgage banking industry discussed above.

Non Cash Expenses

We incurred one-time expenses of $270,503 relating to the Exchange Transaction. Of this amount, $221,250 was attributed to consulting fees and was paid out in 1,271,639 shares of our unregistered common stock.

During 2002, we also incurred non-cash interest expense of $345,077 from the amortization of debt discount and deferred financing costs and beneficial conversion features resulting from the sale of convertible debentures.

The Company issued 905,575 shares of common stock of the Company in exchange for services. Of the 905,575 shares issued, 890,575 were issued to officers of the Company for the reimbursement of expenses of $43,750. Although the allocation of the shares granted to officers was determined based on the offering price per share sold through the Company's open private placements, the fair value of the shares at the date of grant was $267,173 based on the quoted market price on that date. Accordingly, the Company recognized a charge of $267,173 during fiscal year 2002 for the fair value of the shares issued.

During 2002, the Company issued warrants to purchase 1,080,000 shares of the Company's common stock at an exercise price of $.20 per share that expire on September 30, 2007 to two of its officers as additional compensation for among other things, their agreement to continue to defer salaries and to not "call" or charge interest on their respective note receivables from the Company. The fair value of the Company's common stock at the date of grant was $.50 per share. In measuring the intrinsic value per share in accordance with APB 25, the Company reduced the fair value per share by 15% to $.43 per share for estimated costs to register shares underlying such warrants and accordingly recorded a compensation charge of $.23 per share or an aggregate charge of $243,000.

In addition we issued 286,250 shares with a fair value of $59,300 for other general and administrative expenses. During 2002 officers agreed to forgive salaries of $409,333 of which $3367,666 was expensed in 2002 and $41,667 in years prior to 2002.

Income Taxes

We have incurred net operating losses since inception and, therefore, we have not incurred any income taxes. We have a net operating tax loss carryforward of approximately $9,027,000 available to reduce future Federal and state taxable income which, if not used, will expire at various dates through 2022.

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

Liquidity and Capital Resources

As of December 31, 2002, we had a cash balance of $156,740 and a working capital deficiency of $1,731,000. Our management believes that we may continue to incur negative cash flows from operating activities for the foreseeable future. To control spending, we have implemented several expense control measures. In the fourth quarter of the 2001 fiscal year, all employees' salaries were reduced from 5% to 15%. Funds amounting to over 15% of our current operating expenses are being used to pay down past bills incurred for professional services and for equipment. For Milestone to continue its business operations, increase sales production and engage in marketing efforts, with a goal of generating positive net income on a monthly basis, it will be necessary for us to immediately obtain additional funding and to continue to control expenses. However, there can be no assurance that we will be able to obtain additional capital on terms acceptable to us. See "Need for additional financing; uncertainty of additional financing" in the "Risk Factors" section of this Annual Report.

Milestone has received a non-binding financing proposal from a bank to provide a significant amount of debt financing for our proposed mergers and for working capital purposes. Assuming that the debt financing transaction and the mergers are consummated and perform as expected, we anticipate that the financing we will receive from this investor and the cash generated by the two companies Milestone intends to merge with will enable Milestone to execute our business strategy and will be sufficient to meet Milestone's working capital needs for the next twelve months.

Milestone has accrued significant accounts payable in connection with the negotiations of the proposed mergers, and in the event that we do not complete the proposed transactions and secure outside capital, our need to obtain alternative sources of financing in order to continue our ongoing business operations and satisfy our accounts payable will be increased.

Net cash used in operating activities was $777,229 for fiscal year 2002, as compared to net cash used in operations of $3,090,888 for fiscal year 2001. The decrease in net cash used in operating activities was primarily due to the reduction in the net operating loss during fiscal year 2002, as compared to fiscal year 2001. Investing activities reflects $48,017 from the purchase of property and equipment

During the first fiscal quarter of 2002, we engaged in two capital raising initiatives. In February 2002, we closed an offering of unregistered common stock of Milestone from which we raised $214,000 through the sale of 4,356,184 shares. The shares issued in this transaction were exempt from registration requirements pursuant to the exemption from registration contained in Rule 506 of Regulation D of the Securities Act of 1933 as amended to date.

On March 1, 2002, we initiated an offering of up to $1.15 million in unregistered convertible debentures to accredited investors. The convertible debentures bear interest at 10% per year and can be converted at any time at the option of the holder into shares of our unregistered common stock at $0.20 per share. The convertible debentures matured on March 1, 2003, provided, however, the Company at our discretion extended the maturity date for six months to September 1, 2003. The holders of the convertible debentures received one share of our unregistered common stock for each $1.00 of convertible debentures purchased. We closed this offering during the third quarter of 2002. We raised $350,000 from this offering. The notes and shares issued in this offering were exempt from registration requirements pursuant to the exemption from registration contained in Rule 506 of Regulation D of the Securities Act of 1933 as amended to date. The proceeds of these raises have been used to fund operating expenses, increase advertising and marketing in the mortgage division, and launch the equipment leasing division. At various times during 2002, holders converted the debentures into 375,000 shares of the Company's common stock. The debentures that were converted had an aggregate principal balance of $75,000.

In September 2002 Milestone initiated a new private placement to raise capital to fund our due diligence costs and other transaction costs associated with our pending acquisitions, to pay down certain accounts payable and to fund operating expenses. Milestone offered up to 110,000 Units for $10 per Unit. Each Unit consists of (i) 50 shares of Milestone's unregistered common stock, (ii) a warrant exercisable for up to 25 shares of Milestone's unregistered common stock at an exercise price of $0.40 per share, and (iii) a warrant exercisable for up to 25 shares of Milestone's unregistered common stock at an exercise price of $0.60 per share. The Units were offered solely to a limited number of accredited investors. Through December 31, 2002, Milestone had raised $210,000 from this offering, and the issued securities were exempt from registration requirements pursuant to the exemption from registration contained in Rule 506 of Regulation D of the Securities Act of 1933 as amended to date.

During 2002, the Company issued 905,575 shares of common stock of the Company in exchange for services. Of the 905,575 shares issued, 890,575 were issued to officers of the Company for the reimbursement of expenses of $43,750. All shares issued to officers were issued through a private placement the Company was then offering to accredited investors. The securities issued in this transaction were exempt from registration requirements pursuant to the exemption from registration contained in Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933 as amended to date.

In addition, during 2002, the Company issued 15,000 shares of common stock with a fair value of $9,300 in exchange for general and administrative costs. The securities issued in this transaction were exempt from registration requirements pursuant to the exemption from registration contained in Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933 as amended to date.

During 2002, certain officers of the Company advanced an aggregate of $221,000 to the Company to fund ongoing operations. During 2002, the Company issued warrants to purchase 1,080,000 shares of the Company's common stock at an exercise price of $.20 per share that expire on September 30, 2007 to two of these officers as additional compensation for among other things, their agreement to continue to defer salaries and to not "call" or charge interest on their respective note receivables from the Company. The securities issued in this transaction were exempt from registration requirements pursuant to the exemption from registration contained in Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933 as amended to date.

The Company maintains a warehouse line of credit with The Provident Bank. The warehouse line of credit is subject to quarterly review by The Provident Bank.



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

Market volatility

There is currently a limited active trading market for Milestone's common shares. Therefore, the sale of a small number of Milestone shares may have a significant impact on the stock price of the Milestone stock. In addition, holders of Milestone's common shares may not be able to sell a substantial number of shares of Milestone stock. There can be no assurances that a trading market will develop or will be sustained if developed. Even if an active trading market develops, the market price of our common shares is likely to be highly volatile and could fluctuate significantly in response to various factors, including:

     o    Actual or anticipated variations in our quarterly operating results;
     o Announcements of technological innovations or new services or products by us or by our competitors;
     o    Timeliness of our introductions of new products and services;
     o    Changes in financial estimates by securities analysts;
     o    Conditions in the mortgage lending and Internet markets; and
     o    General market conditions and other factors.

     In addition, the stock markets have experienced extreme price and volume fluctuations that have affected the market prices of equity securities of many companies. These fluctuations have often been unrelated or disproportionate to operating performance. These broad market factors may materially affect the trading price of our common stock. General economic, political and market conditions like recessions and interest rate fluctuations may also have an adverse effect on the market price of our common stock. In the past, following periods of volatility in the market price for a company's securities, stockholders have often initiated securities class action litigation. Any securities class action litigation could result in substantial costs and the diversion of management's attention and resources, which would have a material adverse effect on our business, financial condition, results of operations and prospects.

     Our quarterly operating results have varied in the past, and we expect that they will continue to vary in future periods depending on a number of factors, including variances in demand for our products and services and other factors, including the factors described in this "Risk Factors" section. We expect to increase activities and spending in substantially all of our operational areas. We base our expense levels in part upon our expectations concerning future revenue, and these expense levels are relatively fixed in the short term. If we have lower revenue, we may not be able to reduce our spending in the short term in response. Any shortfall in revenue would have a direct impact on our results of operations. For these and other reasons, we may not meet the earnings estimates of securities analysts or investors, and our stock price could suffer.

Need for additional financing; uncertainty of additional financing

     We need to raise a significant amount of capital to pay our immediate operating expenses to sustain and expand our mortgage loan business and to initiate our equipment leasing division. Until such time, if any, as we are able to operate at a break-even level, we must rely primarily on the funds generated by equity or debt offerings, as well as (potentially) loans provided by commercial lenders or private persons to support our operations. There can be no assurance that we will ever be able to generate sufficient revenue from ongoing operations to sustain our operations or that additional equity and/or debt will be available to meet capital shortfalls. While we have used our best efforts to estimate our capital needs until revenue is sufficient to provide for ongoing operations, there can be no assurance that the funds that we may seek to raise through debt or equity offerings and our other fund-raising efforts will be adequate to enable us to develop, market, and sell our services and to meet operating expenses. While we are currently planning to raise additional capital in early 2003, there can be no assurance that such additional funding would materialize should it be necessary or that it would be on terms acceptable to us.

     There can be no assurance that the Company will ever be able to generate sufficient revenue from ongoing operations to sustain its operations or that additional equity and/or debt will be available to meet capital shortfalls.

     While the Company has used its best efforts to estimate its capital needs until revenue is sufficient to provide for its ongoing operations, there can be no assurance that the funds being raised through this offering will be adequate to enable the Company to develop, market, and sell its services and to meet its operating expenses.

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

     o Any new securities may have rights, preferences or privileges senior or in addition to the rights of investors in this offering;

     o Additional financing may not be available to us, or available only on unfavorable terms;

     o If adequate funds are not available, or not available on favorable terms, we may not be able to fund our expansion or we may be required to limit or curtail operations.

Government regulation and legal uncertainties

     Our operations are subject to extensive regulation by federal and state governmental authorities and are subject to various laws and judicial and administrative decisions that, among other things, establish licensing requirements, regulate credit-granting activities, establish maximum interest rates and insurance coverages, require disclosures to customers, govern secured transactions, and establish collection, repossession and claims handling procedures and other trade practices. Although we believe that we are and will continue to be in compliance in all material and relevant respects with applicable federal and state laws, rules and regulations, there can be no assurance that more restrictive laws, rules and regulations will not be adopted in the future, which could make compliance more difficult or expensive, restrict our ability to originate or sell mortgage loans, further limit or restrict the amount of interest and other charges earned from loans originated or purchased by us. In particular, certain states require that interest must be paid to mortgagors on funds deposited by them in escrow to cover mortgage-related payments such as property taxes and insurance premiums, and RESPA limits the amounts that can be held in escrow. While we do not currently intend to engage in servicing, hold escrow funds, or other related activities, we will consider each and every related activity in the future and, to the extent we engage in additional services, we will become subject to increasing regulation, including additional state licensing requirements. If any additional legislative restrictions are imposed on us by federal or state regulations, the impact on our results of operations would depend on the requirements of such law or regulation.

     Non-professional solicitors do not generally originate loans for fees. Due to our innovative business structure, regulatory agencies may subject us to additional scrutiny. This may result in our license applications to state regulatory agencies being delayed or our incurring additional cost in obtaining required licenses. We may decide to not enter markets where we could otherwise operate our business if the regulatory environment is too burdensome. We may also incur substantial legal costs challenging licensing delays or denials, and our challenges may be unsuccessful.

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

The adoption of new laws or the application of existing laws may decrease the use of the Internet, increase our costs or otherwise adversely affect our business.

     Regulatory and legal requirements are subject to change. If such requirements change and become more restrictive, it would be more difficult and expensive for us to comply and could affect the way we conduct our business, which could adversely impact our results of operations. Although we believe we are currently in material compliance with the laws, rules and regulations to which we are subject, we cannot assure you that we are, or will be, in full compliance with applicable laws, rules and regulations.

     If we cannot comply with those laws or regulations, or if new laws limit or eliminate some of the benefits of purchasing a mortgage, our business and results of operations may be materially adversely affected.

Pending industry-wide litigation could change the manner in which we do business and subject us to potential liability

     Numerous lawsuits seeking class certification have been filed against mortgage lenders, not including the Company, alleging that a type of direct and indirect payments to mortgage brokers by those lenders violate the RESPA. These lawsuits have generally been filed on behalf of a purported nationwide class of borrowers and allege that various forms of direct and indirect payments to mortgage brokers are referral fees or unearned fees prohibited under RESPA, or that consumers were not informed of the brokers' compensation, in violation of law. Several federal district courts construing RESPA in these cases have reached conflicting results. In the only appellate decision addressing the issue to date, the United States Court of Appeals for the Eleventh Circuit in Culpepper v. Inland Mortgage Corporation reversed the lower court's summary judgment in favor of the lender defendant on the grounds that the lender had failed to establish that the indirect payment in the form of a "yield spread premium" made to a broker in a particular transaction was not a referral fee prohibited by RESPA. The case was remanded to the district court for further proceedings. The Department of Housing and Urban Development ("HUD"), acting upon Congress' direction, issued a policy statement in January 1999 setting forth its position that the legality of lender payments to mortgage brokers depends on a case-by-case analysis that takes into consideration all direct and indirect compensation received by the mortgage broker to determine whether (1) goods or facilities have been actually furnished or services performed for the compensation paid, and (2) the compensation is reasonably related to the value of the goods of facilities actually furnished or services actually performed.

     We may receive various forms of direct and indirect payments from lenders for loans we broker. If the pending cases on lender payments to brokers are ultimately resolved against the lenders, it may cause an industry-wide change in the way independent mortgage brokers are compensated. In addition, future legislation, regulatory interpretations or judicial decisions may require us to change our broker compensation programs or subject us to material monetary judgments or other penalties. Any changes or penalties may have a material adverse effect on our business and results of operations.

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

Dependence on management

     Our success will depend, to a large extent, upon the active participation of our executive officers, directors and outside consultants. The loss of services of any such individuals could materially and adversely affect the continued development of the business of the Company. Although all of our executive officers have agreed to not compete with us for a period after termination of employment, we do not have any employment agreements with our key officers. We do not presently have key man life insurance for the President/CEO or for any of our other officers and directors. Further, our success depends on its ability to attract, motivate and retain highly qualified professional and management personnel. Should we be unable to do so, our operation and growth prospects could be adversely affected.

If we do not manage our growth effectively, our financial performance could be adversely affected

     We intend to grow by establishing new branch offices and adding new loan originators. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees, including management. There can be no assurance that the systems, procedures and controls will be adequate to support operations as they expand. Failure to manage growth effectively, or inability to recruit, maintain and integrate additional qualified employees, could have a material adverse effect on the business and results of operations.

Poor economic conditions affecting the mortgage industry could reduce the demand for mortgages

     Demand for mortgages will be adversely affected by periods of economic slowdown or recession which may be accompanied by rising interest rates, decreasing demand for consumer credit, declining home sales, declining real estate values and declining ability of borrowers to make loan payments. Changes in the level of consumer confidence, real estates values, prevailing interest rates and investment returns expected by the financial community could make mortgage loans of the types we originate less attractive to borrowers or investors because, among other things, the actual rates of delinquencies and foreclosures on those loans could be higher under adverse economic conditions than those currently experienced in the mortgage lending industry in general. A material decline in the volume of sales of residential real estate could also have a material adverse effect on the business and results of operations. Rising interest rates may also adversely affect demand for refinancing.

Intense competition could limit our market share and harm our performance

     We face competition in the business of originating mortgage loans. Low barriers to entry result in a steady stream of new competition entering the traditional mortgage market and the Internet mortgage market. Mortgage companies must be able to offer a broad range of attractively priced products to remain competitive. We compete with a wide range of other mortgage lenders, including: other mortgage banks, commercial banks, savings and loan associations, credit unions, insurance companies, other finance companies and other Internet mortgage web sites.

     Many of these competitors or potential competitors are better established, substantially larger and have more capital and other resources than we do. When we expand into additional geographical markets, we will face competition from consumer lenders with established positions in those markets. We will face competition from direct-to-customer Internet sites and from other business-to-business Internet sites.

If we or our agents cause errors in the loan origination process, we may be responsible for the entire amount of the loan

     We have agreements with the various lenders on whose behalf we originate loans. Generally, we represent to the lender that the loans were originated in compliance with laws, including delivery of required disclosures to the borrower. We may also represent to the lender that the lender's origination criteria, such as borrower qualifications and title insurance, have been met. We generally agree to repurchase the loan if certain limited conditions are met, such as if we have committed fraud, if our representations are not accurate, or if the borrower has a right to rescind the loan transaction as a result of our actions. If we are required to repurchase a loan, we may not be able to fully collect from the borrower or by reselling the loan to third parties.

Because origination volume is geographically diverse, our business may be adversely affected by developments in individual markets

     Should certain states or their surrounding regions experience adverse economic, political or business developments or suffer natural disasters, our ability to originate loans might be reduced, and the rates of delinquency and foreclosure on loans would be higher. Moreover, if any of these states or region's real estate markets should experience an overall decline in property values, the rates of delinquency, foreclosures, bankruptcies and losses on the loans we originate may be expected to increase substantially, which could negatively affect our ability to originate loans. Unless and until we achieve geographic diversification, any disproportionate economic downturn in certain areas could have a material adverse effect on the business results of operations.

The loss of key purchasers of our loans or a reduction in prices paid could adversely affect our financial condition

     We sell substantially all of the mortgages we originate to institutional lenders. We sell the servicing rights to our loans at the time we sell those loans. The agreements we have with the lenders can be terminated without cause on short notice. If our existing lenders cease to buy our loans or servicing rights and equivalent purchasers cannot be found on a timely basis, then our business and results of operations could be materially adversely affected. Our results of operations could also be affected if these financial institutions or other purchasers lower the price they pay to us or adversely change the material terms of their loan purchases from us.

     The prices at which we sell our loans vary over time. A number of factors determine the price we receive for our loans. These factors include:

     o    the number of institutions that are willing to buy our loans;
     o    the amount of comparable loans available for sale;
     o    the levels of prepayments of, or defaults on, loans;
     o    the types and volume of loans we sell;
     o    the level and volatility of interest rates; and
     o    the quality of our loans.

     The prices at which the mortgage servicing rights portion of the loan package can be sold vary over time and may be materially adversely affected by a number of factors, including the general supply of and demand for mortgage servicing rights and changes in interest rates. Servicing rights for a particular loan category that was originated at higher interest rates tend to have a lower value than those originated with comparatively lower interest rates due to the greater likelihood that loans with higher interest rates will be prepaid more quickly.

The loss or reduction of our warehousing line of credit could adversely affect our financial condition

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

Our financial results may fluctuate as a result of seasonality and other factors, including the demand for mortgage loans, which makes it difficult to predict our future performance

     Our business is generally subject to seasonal trends. These trends reflect the general pattern of resales of homes, which typically peak during the spring and summer seasons and decline from January through March. Our quarterly results are expected to fluctuate in the future, reflecting the seasonality of the industry.

     Further, if the closing of a sale of loans or servicing rights is postponed, the recognition of premium income from these sales is also postponed. If such a delay causes us to recognize income in the next quarter, our results of operations for the previous quarter could be materially adversely affected. In addition, the following factors influence our revenues and net earnings:

     o    the level and volatility of interest rates;
     o    the demand for mortgage loans; and
     o    the size and timing of sales of loans and servicing rights.

     These and other factors make it very difficult to predict our results of operations.

We face risks associated with acquisitions and investments

     We may acquire or make investments in complementary businesses, products, services or technologies. We cannot assure that we will be able to identify additional acquisition or investment candidates. Even if we do identify suitable candidates, we cannot assure that we will be able to make such acquisitions or investments on commercially acceptable terms. We may not be able to integrate any future acquisitions with existing operations without substantial costs, delays or other problems. As we acquire businesses, key employees of the acquired companies could resign and management's attention could be diverted from the conduct of our ongoing business. We may not be able to implement operational improvements in, or exploit potential synergies with, acquired businesses. Any of these factors could materially and adversely affect our operating results and financial condition. In addition, businesses we acquire may not perform as well as we may expect and we could be adversely affected by unforeseen liabilities, business conditions or market conditions.

The success of our online business depends on system integrity and security

     The performance of our Web site and the Web sites in which we participate is important to our reputation, our ability to attract customers and our ability to achieve market acceptance of our services. Any system failure that causes an interruption or an increase in response time of our services could result in fewer loan applications. System failures, if prolonged, could reduce the attractiveness of our services to borrowers and professionals. Our operations are susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins and similar events. In addition, despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. We do not carry sufficient insurance to compensate for losses that may occur as a result of any of these events.

     A significant barrier to online commerce is the secure transmission of confidential information over public networks. We rely on encryption and authentication technology licensed from third parties to effect secure transmission of confidential information, such as that required on a mortgage loan application. Advances in computer capabilities, new discoveries in cryptography or other developments may result in a breach of the algorithms we use to protect customer data. If any compromise of our security occurs, it would injure our reputation, and could adversely impact the success of our business.

Our online success depends on our ability to adapt to technological changes

     The market for Internet products and services is characterized by rapid technological developments, evolving industry standards and frequent new products and enhancements. As the number of Web pages and users increases, we will need to modify our Internet infrastructure and our Web site to accommodate increased traffic. If we cannot modify our Internet systems, we may experience:

     o    system disruptions;
     o    slower response times;
     o    impaired quality and speed of application processing; and
     o    delays in reporting accurate interest rate information.

     If we fail to effectively adapt to increased usage of the Internet or new technological developments, our business will be adversely affected.

Protection of our intellectual property is limited and uncertain.

     We currently rely on a combination of trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our intellectual property and trade secrets. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our software or services or to obtain and use information that we regard as proprietary.

     We are currently seeking registration for patent protection for some of our technology and for trademarks. We cannot be certain that patents or trademarks will issue from any of our applications or that any issued patent or trademark will be sufficient to protect our technology or branded goodwill.

     Patent applications in the United States are maintained in secrecy until a patent issues. As a result, we can never be certain that others have not filed patent applications for technology covered by our technology or services or that we were the first to invent the technology. There may be third party patents, patent applications and other intellectual property relevant to our services and technology which are not known to us that block or compete with our services or technology.

     Competitors may have filed applications for, or may have received patents and may obtain additional patents and proprietary rights relating to products, services or technology that block or compete with ours. We may have to participate in interference proceedings declared by the Patent and Trademark Office. These proceedings determine the priority of invention and, thus, the right to a patent for the technology in the United States. In addition, litigation may be necessary to enforce any patents issued to us or to determine the scope and validity of the proprietary rights of third parties. Litigation and interference proceedings, even if they are successful, are expensive to pursue, and we could use a substantial amount of our limited financial resources in either case.

     Just as it is important to protect our proprietary rights, we also must not infringe patents issued to competitors and not breach the licenses that might cover technology used in our potential products and services. If our competitors own or have rights to technology that we need in our development efforts, we will need to obtain a license to those rights. If we fail to obtain any necessary licenses, we may be unable to complete development of our services and technology.

     We may be unable to secure trademark registrations for names used by us (including domain names) currently or in the future. It is also possible that our competitors or others will adopt service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to confusion in the marketplace. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the terms that we use in marketing our services. Any claims or confusion related to our trademarks, or our failure to obtain trademark registration, would negatively affect our business.

     Patent litigation is becoming more widespread. Although no third party has to date asserted a claim of infringement against us, we cannot assure that third parties will not assert patent or other intellectual property infringement claims against us with respect to our products or technology or other matters. If they do, we may not prevail and we may not be able to obtain any necessary licenses on reasonable terms, if at all. Any such claims against us, with or without merit, as well as claims initiated by us against third parties, can be time-consuming and expensive to defend or prosecute and may result in the diversion of scarce management resources. These costs and diversions could harm our business. In addition, we are obligated under some agreements to indemnify other parties as a result of claims that we infringe on the proprietary rights of others. If we are required to indemnify parties under these agreements, our business could be harmed.

     Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain names and determine the validity and scope of the proprietary rights of others. If third parties prepare and file applications in the United States that claim trademarks used or registered by us, we may oppose those applications and be required to participate in proceedings before the United States Patent and Trademark Office to determine priority of rights to the trademark, which could result in substantial costs to us. Any litigation or adverse priority proceeding could result in substantial costs and diversion of resources and could seriously harm our business and operating results. Finally, we may in the future sell our services and technology internationally, and the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Many countries have a "first-to-file" trademark registration system. As a result, we may be prevented from registering or using our trademarks in certain countries if third parties have previously filed applications to register or have registered the same or similar trademark. Our means of protecting our proprietary rights may not be adequate, and our competitors could independently develop similar technology.

     We also rely on unpatented trade secrets and know-how to maintain our competitive position, but it is possible that our efforts to protect this information may be inadequate. Third parties, including our competitors, may assert infringement claims against us and, in the event of an unfavorable ruling on any claim, we may be unable to obtain a license or similar agreement to use technology we need to conduct our business. If we are unable to protect adequately our technology and other intellectual property, our business could be materially and adversely affected.

If we borrow significant amounts of money in the future, it could limit our flexibility

     Debt financing may not be available to us on favorable terms or at all. If debt financing is available and we decide to borrow significant amounts of money in the future to fund our business, the terms of those borrowings would likely contain restrictive covenants that limit our ability to incur additional indebtedness and pay dividends. These instruments could also require us to pledge assets as security for the borrowings. If we were to leverage our business by incurring significant debt, we may be required to devote a substantial portion of our cash flow to service that indebtedness. This could require us to modify our business plan, for example, by delaying the expansion of our business.

Fluctuations in net worth may affect state licenses

     The licenses which we are required to obtain in order to originate mortgage loans in certain states are conditioned on our having and maintaining a specified net worth. If our net worth is less than the amount required by a state, we may be prohibited from originating loans in that state. We do not have substantial capital and we anticipate that all or a substantial portion of the capital we raise will be expended to expand our business.

Our net worth will fluctuate based upon the timing and amount of expenditures, revenue and capital infusions. Our net worth may from time to time fall below the amount specified in certain states which will restrict our ability to originate loans in those states.

Labor Relations

     We believe our planned compensation policies and working environment can satisfy employees. No employees are represented by collective bargaining organizations. Should the Company experience difficulty in labor relations, it may lose flexibility and productivity and suffer an adverse effect on profitability.

Interest rate risk

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

Item 7. Financial Statements.

                    Milestone Capital, Inc. and Subsidiaries



                                                                         PAGE
                                                                         ----

          Report of Independent Public Accountants                       F-2

          Consolidated Balance Sheet
          December 31, 2002                                              F-3

          Consolidated Statements of Operations
          Years Ended December 31, 2002 and 2001                         F-4

          Consolidated Statements of Changes in Stockholders'
          Equity (Deficiency) Years Ended December 31, 2002 and 2001     F-5/6

          Consolidated Statements of Cash Flows
          Years Ended December 31, 2002 and 2001                         F-7/8

          Notes to Consolidated Financial Statements                     F-9/23

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Board of Directors
Milestone Capital, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of MILESTONE CAPITAL, INC. AND SUBSIDIARIES as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Milestone Capital, Inc. and Subsidiaries as of December 31, 2002, and their results of operations and cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As further discussed in Note 2 to the financial statements, the Company's operations have generated recurring losses and negative net cash flows from operating activities, and the Company had a working capital deficiency as of December 31, 2002. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note
2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                            /s/  J.H. COHN LLP
                                            ---------------------------------
                                                 J.H. COHN LLP

Roseland, New Jersey
April 10, 2003



                      Milestone Capital, Inc. and Subsidiaries

                             Consolidated Balance Sheet
                                  December 31, 2002



                                       ASSETS

Current assets:
     Cash                                                              $    156,740
     Mortgage loans held for sale                                           448,300
     Prepaid expenses and other receivables                                  92,485
                                                                       ------------
         Total current assets                                               697,525

Property and equipment, net                                                 701,987
Deferred acquisition costs                                                  495,833
Other assets                                                                 66,486
                                                                       ------------

         Total                                                         $  1,961,831
                                                                       ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Borrowings under warehouse line of credit                         $    448,300
     Accounts payable and accrued expenses                                1,295,740
     Notes payable (including $266,311 payable to related parties)          331,091
     Convertible debt, net of debt discount of $27,660                      247,340
     Current portion of capital lease obligations                           106,240
                                                                       ------------
         Total current liabilities                                        2,428,711

Capital lease obligations, net of current portion                            28,273
Other liabilities                                                            36,392
                                                                       ------------
         Total liabilities                                                2,493,376
                                                                       ------------

Commitments and contingencies

Stockholders' deficiency:
     Preferred stock, no par value; 5,000,000 shares authorized;
         none issued
     Common stock, no par value; 500,000,000 shares authorized;
         82,077,000 shares issued and outstanding                         7,831,885
     Additional paid-in capital                                           4,049,524
     Unearned compensation                                                 (329,028)
     Accumulated deficit                                                (12,083,926)
                                                                       ------------
              Total stockholders' deficiency                               (531,545)
                                                                       ------------

              Total                                                    $  1,961,831
                                                                       ============


See Notes to Consolidated Financial Statements.

                    Milestone Capital, Inc. and Subsidiaries

                      Consolidated Statements of Operations
                     Years Ended December 31, 2002 and 2001



                                                       2002            2001
                                                   ------------    ------------
Revenue:
    Broker fee and loan origination income         $  2,188,972    $  1,358,111
    Gain on sale of loans                               332,132           3,930
    Interest                                             72,112           9,796
                                                   ------------    ------------
       Totals                                         2,593,216       1,371,837
                                                   ------------    ------------

Operating expenses:
    Direct                                            1,016,406         622,908
    General and administrative                        4,319,783       4,321,381
    Interest                                             61,470           4,370
                                                   ------------    ------------
       Totals                                         5,397,659       4,948,659
                                                   ------------    ------------

Loss from operations                                 (2,804,443)     (3,576,822)
Other interest expense                                 (405,877)       (664,810)
                                                   ------------    ------------

Loss before extraordinary loss                       (3,210,320)     (4,241,632)
Extraordinary loss on extinguishment of debt                         (1,768,737)
                                                   ------------    ------------

Net loss                                           $ (3,210,320)   $ (6,010,369)
                                                   ============    ============


Basic loss per common share:
    Loss before extraordinary loss                 $       (.04)   $       (.13)
    Extraordinary loss                                                     (.06)
                                                   ------------    ------------

    Net loss                                       $       (.04)   $       (.19)
                                                   ============    ============


Basic weighted average common shares outstanding     80,285,813      31,333,296
                                                   ============    ============


See Notes to Consolidated Financial Statements.



                                        MILESTONE CAPITAL, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                         YEARS ENDED DECEMBER 31, 2002 AND 2001



                                   SERIES A CONVERTIBLE        SERIES B CONVERTIBLE
                                       PREFERRED STOCK              PREFERRED STOCK                COMMON STOCK
                                   -------------------------   --------------------------    --------------------------
                                     SHARES        AMOUNT        SHARES         AMOUNT         SHARES         AMOUNT
                                   -----------   -----------   -----------    -----------    -----------    -----------
BALANCE, JANUARY 1, 2001               508,655   $     5,087    12,357,165    $   123,572     42,230,156    $    84,460

CANCELLATION OF STOCK SUB-
   SCRIPTIONS                             --            --      (2,702,639)       (27,026)          --             --
SALES OF SHARES OF PREFERRED
   STOCK                                  --            --       3,440,637         34,406           --             --
PAYMENTS OF STOCK SUBSCRIP-
   TIONS                                  --            --            --             --             --             --
ISSUANCE OF PREFERRED STOCK
   IN EXCHANGE FOR SALARIES               --            --         258,641          2,586           --             --
CONTRIBUTION OF OFFICER LOAN
   IN EXCHANGE FOR PREFERRED
   STOCK                                  --            --       1,092,028         10,920           --             --
CANCELLATION OF FOUNDERS'
   SHARES                                 --            --            --             --      (14,411,177)       (28,822)
ISSUANCE OF COMMON STOCK AS
   A RESULT OF ANTIDILUTION PRO-
   VISIONS                                --            --            --             --          816,250          1,632
ISSUANCE OF COMMON STOCK
   IN EXCHANGE FOR SERVICES               --            --            --             --        1,271,639          2,543
ISSUANCE OF COMMON STOCK AS
   SETTLEMENT FOR SERIES A
   DIVIDENDS                              --            --            --             --           40,692             81
FORGIVENESS OF SALARIES                   --            --            --             --             --             --
EFFECT OF CONVERSION OF CON-
   VERTIBLE DEBT                          --            --            --             --        7,200,984         14,403
EFFECTS OF ISSUANCE OF WARRANTS
   IN CONNECTION WITH CON-
   VERTIBLE DEBT                          --            --            --             --             --             --
EFFECTS OF ISSUANCE OF BENE-
   FICIAL CONVERSION FEATURE              --            --            --             --             --             --
EFFECT OF ISSUANCE OF STOCK
   OPTIONS TO EMPLOYEES AT
   LESS THAN FAIR VALUE                   --            --            --             --             --             --
CANCELLATION OF EMPLOYEE
   STOCK OPTIONS                          --            --            --             --             --             --
AMORTIZATION OF UNEARNED
   COMPENSATION                           --            --            --             --             --             --
NET LOSS                                  --            --            --             --             --             --
                                   -----------   -----------   -----------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 2001             508,655         5,087    14,445,832        144,458     37,148,544         74,297


                                  MILESTONE CAPITAL, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   YEARS ENDED DECEMBER 31, 2002 AND 2001
                                                 (Continued)



                                    ADDITIONAL
                                     PAID-IN       UNEARNED      SUBSCRIPTION   ACCUMULATED
                                     CAPITAL     COMPENSATION     RECEIVABLE      DEFICIT         TOTAL
                                   -----------    -----------    -----------    -----------    -----------
BALANCE, JANUARY 1, 2001           $ 4,363,669           --      $(2,026,675)   $(2,843,237)   $  (293,124)

CANCELLATION OF STOCK SUB-
   SCRIPTIONS                         (443,201)          --          470,227           --             --
SALES OF SHARES OF PREFERRED
   STOCK                               564,229           --             --             --          598,635
PAYMENTS OF STOCK SUBSCRIP-
   TIONS                                  --             --        1,454,773           --        1,454,773
ISSUANCE OF PREFERRED STOCK
   IN EXCHANGE FOR SALARIES             42,414           --             --             --           45,000
CONTRIBUTION OF OFFICER LOAN
   IN EXCHANGE FOR PREFERRED
   STOCK                               179,080           --             --             --          190,000
CANCELLATION OF FOUNDERS'
   SHARES                               28,822           --             --             --             --
ISSUANCE OF COMMON STOCK AS
   A RESULT OF ANTIDILUTION PRO-
   VISIONS                              (1,632)          --             --             --             --
ISSUANCE OF COMMON STOCK
   IN EXCHANGE FOR SERVICES            218,707           --             --             --          221,250
ISSUANCE OF COMMON STOCK AS
   SETTLEMENT FOR SERIES A
   DIVIDENDS                            19,919           --             --          (20,000)          --
FORGIVENESS OF SALARIES                274,367           --             --             --          274,367
EFFECT OF CONVERSION OF CON-
   VERTIBLE DEBT                     1,002,414           --             --             --        1,016,817
EFFECTS OF ISSUANCE OF WARRANTS
   IN CONNECTION WITH CON-
   VERTIBLE DEBT                     1,768,737           --             --             --        1,768,737
EFFECTS OF ISSUANCE OF BENE-
   FICIAL CONVERSION FEATURE           615,290           --             --             --          615,290
EFFECT OF ISSUANCE OF STOCK
   OPTIONS TO EMPLOYEES AT
   LESS THAN FAIR VALUE                803,910    $  (803,910)          --             --             --
CANCELLATION OF EMPLOYEE
   STOCK OPTIONS                       (56,515)        56,515           --             --             --
AMORTIZATION OF UNEARNED
   COMPENSATION                           --          166,688           --             --          166,688
NET LOSS                                  --             --             --       (6,010,369)    (6,010,369)
                                   -----------    -----------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 2001           9,380,210       (580,707)      (101,675)    (8,873,606)        48,064

                                                 F-5(Con't)



                                          MILESTONE CAPITAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                           YEARS ENDED DECEMBER 31, 2002 AND 2001



                                 SERIES A CONVERTIBLE            SERIES B CONVERTIBLE
                                       PREFERRED STOCK                 PREFERRED STOCK                  COMMON STOCK
                                 ----------------------------    ----------------------------    ---------------------------
                                    SHARES          AMOUNT          SHARES          AMOUNT         SHARES         AMOUNT
                                 ------------    ------------    ------------    ------------    ------------   ------------

BALANCE, JANUARY 1, 2002              508,655    $      5,087      14,445,832    $    144,458      37,148,544   $     74,297

EFFECTS OF REVERSE ACQUISI-
   TION                              (508,655)         (5,087)    (14,445,832)       (144,458)     24,989,109      6,123,966

EFFECT OF CONVERSION OF CON-
   VERTIBLE DEBT                         --              --              --              --        12,990,588        695,046

SALE OF COMMON STOCK                     --              --              --              --         4,356,184        214,000

SALE OF UNITS OF COMMON
   STOCK AND WARRANTS                    --              --              --              --         1,050,000        210,000

CANCELLATION OF STOCK SUB-
   SCRIPTIONS                            --              --              --              --              --             --

ISSUANCE OF COMMON STOCK
   AND WARRANTS IN EXCHANGE
   FOR SERVICES                          --              --              --              --         1,176,825        321,473

EFFECTS OF ISSUANCE OF BENE-
   FICIAL CONVERSION FEATURE
   AND COMMON STOCK IN CON-
   NECTION WITH ISSUANCE OF
   CONVERTIBLE DEBT                      --              --              --              --           365,750        193,103

FORGIVENESS OF SALARIES                  --              --              --              --              --             --

CANCELLATION OF EMPLOYEE STOCK
   OPTIONS                               --              --              --              --              --             --

AMORTIZATION OF UNEARNED
   COMPENSATION                          --              --              --              --              --             --

NET LOSS                                 --              --              --              --              --             --
                                 ------------    ------------    ------------    ------------    ------------   ------------
BALANCE, DECEMBER 31, 2002               --      $       --              --      $       --        82,077,000   $  7,831,885
                                 ============    ============    ============    ============    ============   ============

                                   MILESTONE CAPITAL, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                    YEARS ENDED DECEMBER 31, 2002 AND 2001
                                                 (Continued)


                                  ADDITIONAL
                                   PAID-IN         UNEARNED      SUBSCRIPTION     ACCUMULATED
                                   CAPITAL       COMPENSATION     RECEIVABLE        DEFICIT         TOTAL
                                 ------------    ------------    ------------    ------------    ------------
BALANCE, JANUARY 1, 2002         $  9,380,210    $   (580,707)   $   (101,675)   $ (8,873,606)   $     48,064

EFFECTS OF REVERSE ACQUISI-
   TION                            (5,974,421)           --              --              --              --

EFFECT OF CONVERSION OF CON-
   VERTIBLE DEBT                         --              --              --              --           695,046

SALE OF COMMON STOCK                     --              --              --              --           214,000

SALE OF UNITS OF COMMON
   STOCK AND WARRANTS                    --              --              --              --           210,000

CANCELLATION OF STOCK SUB-
   SCRIPTIONS                        (101,675)           --           101,675            --              --

ISSUANCE OF COMMON STOCK
   AND WARRANTS IN EXCHANGE
   FOR SERVICES                       243,000            --              --              --           564,473

EFFECTS OF ISSUANCE OF BENE-
   FICIAL CONVERSION FEATURE
   AND COMMON STOCK IN CON-
   NECTION WITH ISSUANCE OF
   CONVERTIBLE DEBT                   187,375            --              --              --           380,478

FORGIVENESS OF SALARIES               409,333            --              --              --           409,333

CANCELLATION OF EMPLOYEE STOCK
   OPTIONS                            (94,298)         94,298            --              --              --

AMORTIZATION OF UNEARNED
   COMPENSATION                          --           157,381            --              --           157,381

NET LOSS                                 --              --              --        (3,210,320)     (3,210,320)
                                 ------------    ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 2002       $  4,049,524    $   (329,028)   $       --      $(12,083,926)   $   (531,545)
                                 ============    ============    ============    ============    ============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                   F-6(Con't)



                    Milestone Capital, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                     Years Ended December 31, 2002 and 2001



                                                                              2002           2001
                                                                           -----------    -----------
Operating activities:
     Net loss                                                              $(3,210,320)   $(6,010,369)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
         Depreciation and amortization                                         389,770        226,103
         Issuance of common stock and warrants in exchange
              for services                                                     785,723
         Forgiveness of current year salaries                                  367,666         71,667
              Amortization of unearned compensation                            157,381        166,688
         Charges to interest expense associated with:
              Amortization of debt discount and deferred financing costs       175,477
              Beneficial conversion feature                                    169,600        615,290
         Extraordinary loss on extinguishment of debt                                       1,768,737
         Changes in operating assets and liabilities:
              Mortgage loans held for sale                                   1,221,100     (1,669,400)
              Prepaid expenses and other receivables                            15,137        (41,609)
              Other assets                                                         762          2,773
              Borrowings under warehouse line of credit                     (1,215,300)     1,663,600
              Accounts payable and accrued expenses                            368,697         76,318
              Other liabilities                                                 (2,922)        39,314
                                                                           -----------    -----------
                  Net cash used in operating activities                       (777,229)    (3,090,888)
                                                                           -----------    -----------

Investing activities - purchases of property and equipment                     (48,017)      (373,477)
                                                                           -----------    -----------

Financing activities:
     Proceeds from issuance of convertible debt                                350,000      1,492,500
     Proceeds from issuance of notes payable                                   296,311         85,000
     Payments of notes payable                                                 (50,220)      (139,388)
     Payments under capital lease obligations                                  (44,362)       (35,948)
     Proceeds from sale of Series B preferred stock                                           598,635
     Proceeds from sale of common stock                                        214,000
     Proceeds from sale of units of common stock and
         warrants                                                              210,000
     Payments of stock subscription receivable                                              1,454,773
                                                                           -----------    -----------
                  Net cash provided by financing activities                    975,729      3,455,572
                                                                           -----------    -----------

Net increase (decrease) in cash                                                150,483         (8,793)

Cash, beginning of year                                                          6,257         15,050
                                                                           -----------    -----------

Cash, end of year                                                          $   156,740    $     6,257
                                                                           ===========    ===========

                            Milestone Capital, Inc. and Subsidiaries

                              Consolidated Statements of Cash Flows
                             Years Ended December 31, 2002 and 2001



                                                                            2002         2001
                                                                         ----------   ----------

Supplemental disclosure of cash flow data:
     Interest paid                                                       $   92,691   $   27,947
                                                                         ==========   ==========

Supplemental disclosure of noncash investing and financing activities:
     Transactions related to convertible debt:
         Issuance of convertible debt in exchange for future services                 $   17,500
                                                                                      ==========

         Cancellation of trade accounts payable in exchange for
              issuance of convertible debt                                            $   75,290
                                                                                      ==========

         Partial payment of capital lease obligations in exchange for
              issuance of convertible debt                                            $   30,000
                                                                                      ==========

     Transactions related to common stock:
         Issuance of common stock to prepay costs of services                         $  221,250
                                                                                      ==========

         Conversion of convertible debt and accrued interest
              thereon into shares of common stock                        $  695,046   $1,016,817
                                                                         ==========   ==========

         Issuance of common stock and warrants in connection
              with issuance of convertible debt                          $  210,878
                                                                         ==========

         Issuance of common stock to pay accrued dividends on
              Series A preferred stock                                                $   20,000
                                                                                      ==========

     Transactions related to Series B preferred stock:
         Issuance of shares in exchange for prior year salaries                       $   45,000
                                                                                      ==========

         Issuance of shares in exchange for cancellation of loan
              from related party                                                      $  190,000
                                                                                      ==========

     Other noncash investing and financing activities:
         Forgiveness of prior year salaries                              $   41,667   $  202,700
                                                                         ==========   ==========

         Acquisition of property and equipment under capital
              lease obligations                                          $   59,064
                                                                         ==========

         Deferred acquisition cost included in accounts payable
              and accrued expenses                                       $  495,833
                                                                         ==========




See Notes to Consolidated Financial Statements.

                    Milestone Capital, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

     Note 1 - Organization and business and summary of accounting policies:
               Organization and business:
                    Milestone Capital, Inc. ("Milestone") was organized under the laws of the State of Colorado in February 1987 under the name Shield Enterprises, Inc. In 1989, Milestone completed an initial public offering of its securities. In May 1990, Milestone merged with Milestone Capital, Inc., a Delaware corporation engaged in the business of investing in and providing managerial assistance to developing companies. Prior to January 3, 2002, Milestone was an inactive "shell company" that had no material business operations and virtually no assets.

                    On January 3, 2002, Milestone entered into an exchange agreement (the "Exchange") with EliteAgents Mortgage Services, Inc. (formerly EliteAgents, Inc.) ("Elite"), a licensed mortgage banker. As of January 3, 2002, Milestone had, effectively, 8,000,000 shares of no par common stock outstanding. As of that date, Milestone effectively issued 72,000,000 shares of common stock as follows: (i) 37,148,544 shares were issued for all of the outstanding shares of Elite common stock; (ii) 2,543,277 shares were issued for all of the outstanding shares of Elite Series A preferred stock; (iii) 14,445,832 shares were issued for all of the outstanding shares of Elite Series B preferred stock; (iv) 12,615,588 shares were issued for the effective conversion of outstanding Elite convertible debentures with a principal balance of $615,290 and accrued interest of $4,756 into Milestone common stock and (v) 5,246,759 shares were issued to other investors that had agreed to purchase shares of Elite common stock or had performed services for Elite which were payable in shares of Elite common stock. As a result of the Exchange, Elite became a wholly-owned subsidiary of Milestone, and Milestone had 80,000,000 shares of common stock outstanding of which 72,000,000, or 90%, were owned by the former stockholders of Elite and 8,000,000 shares, or 10%, were owned by the stockholders of Milestone. Since the former stockholders of Elite became the owners of the majority of the outstanding common shares of Milestone after the Exchange, the Exchange was treated as a "purchase business combination" and a "reverse acquisition" for accounting purposes in which Milestone was the legal acquirer and Elite was the accounting acquirer. As a result, the assets and liabilities of Elite, the accounting acquirer, continued to be recorded at their historical carrying values upon completion of the Exchange. All share and per share amounts set forth herein prior to the Exchange have been retroactively restated to reflect the effects of the Exchange.

                    Elite has continued its mortgage banking activities subsequent to the Exchange. In addition, effective May 8, 2002, Milestone formed a wholly-owned subsidiary, EliteAgents Leasing Services, Inc. ("Leasing"), for the purpose of establishing equipment financing and leasing operations. However, Leasing had not generated any revenues through December 31, 2002.

                    The "Company" as used herein refers to Elite prior to January 3, 2002, the date of the Exchange and Milestone together with Elite and Leasing subsequent to that date.

                    Milestone Capital, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


     Note 1 - Organization and business and summary of accounting policies (continued):
               Use of estimates:
                    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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

               Concentrations of credit risk:
                    Financial instruments that potentially subject the Company to concentrations of credit risk consists principally of cash and loans held for sale. The Company places its cash in high credit quality financial institutions. At December 31, 2002, the Company had cash balances of approximately $90,000 in excess of Federally insured limits. The Company's risk with respect to loans held for sale is limited due to the fact that such loans are all secured mortgages.

               Mortgage loans held for sale:
                    Mortgage loans held for sale are carried at the lower of aggregate cost or market. Market value is determined by outstanding commitments from investors or current investor yield requirements.

               Property and equipment:
                    Property and equipment are recorded at cost. Depreciation and amortization are computed on a straight-line basis over estimated useful lives ranging from three to seven years.

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

                    The Company capitalized costs of approximately $45,000 and $362,000 that were incurred in connection with the application and development stage of its proprietary software during 2002 and 2001, respectively.

                    Milestone Capital, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

     Note 1 - Organization and business and summary of accounting policies (continued):
               Web site development costs:
                    The Company accounts for costs incurred in connection with the development of its web site in accordance with Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" and Emerging Issues Task Force Issue No. 00-2, "Accounting for Web Site Development Costs." Accordingly, all costs incurred in planning the development of a web site are expensed as incurred. Costs, other than general and administrative and overhead costs, incurred in the web site application and infrastructure development stage, which involves acquiring or developing hardware and software to operate the web site, are capitalized. Fees paid to an Internet service provider for hosting a web site on its server(s) connected to the Internet are expensed over the estimated period of benefit. Other costs incurred during the operating stage, such as training, administration and maintenance costs, are expensed as incurred. Costs incurred during the operating stage for upgrades and enhancements of a web site are capitalized if it is probable that they will result in added functionality. Capitalized web site development costs are amortized on a straight-line basis over their estimated useful life.

               Impairment of long-lived assets:
                    Impairment losses on long-lived assets with definitive lives, such as property and equipment, capitalized software and web site development costs, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.

               Advertising:
                    The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations were approximately $41,000 and $126,000 in 2002 and 2001, respectively.

               Stock options and warrants:
                    In accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the Company will only recognize compensation costs as a result of the issuance of stock options and warrants to employees based on the excess, if any, of the fair value of the underlying stock at the date of grant (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. Therefore, the Company will not be required to recognize compensation expense as a result of any grants of stock options and warrants to employees at an exercise price that is equal to or greater than fair value. The Company will also make pro forma disclosures, in accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation" ("SFAS 123"), of net income or loss as if a fair value based method of accounting for stock options and warrants had been applied.

                    Milestone Capital, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements



     Note 1 - Organization and business and summary of accounting policies (continued):
               Stock options and warrants (concluded):
                    In accordance with SFAS 123, the Company will recognize the cost of preferred or common shares, options, warrants and other equity instruments issued to nonemployees as consideration for services as expense over the periods in which the related services are rendered by a charge to compensation cost or another appropriate expense or prepaid expense account and a corresponding credit to additional paid-in capital. Generally, cost will be determined based on the fair value of the equity instruments at the date of issuance. The fair value of shares, options, warrants and similar equity instruments were estimated based on the minimum value method prior to the Exchange and the Black-Scholes option pricing method after the Exchange (which are methods that meet the criteria set forth in SFAS
                    123) and the assumption that all of the options or other equity instruments will ultimately vest. The effect of actual forfeitures will be recognized as they occur.

               Income taxes:
                    The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

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

                    Milestone Capital, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements



     Note 1 - Organization and business and summary of accounting policies (concluded):
               Net earnings (loss) per common share (concluded):
                    Diluted earnings per share amounts have not been presented in the accompanying consolidated statements of operations because the Company had net losses for both years and, accordingly, the assumed effects of the exercise of outstanding options and warrants and the application of the treasury stock method, the assumed effects of the conversion of outstanding convertible debentures, including any related adjustments to interest expense, and the assumed effects of the conversion of shares of preferred stock would have been anti-dilutive. The total number of common shares attributable to options, warrants, preferred shares and convertible debt excluded from the calculation of diluted loss per share for 2002 and 2001 because of their anti-dilutive effect was approximately 32,700,000 and 58,100,000, respectively.


     Note 2 - Basis of presentation:

               The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2002, the Company had a working capital deficiency of $1,731,000. In addition, the Company had net losses of $3,210,000 and $6,010,000 and negative net cash flows from operating activities of $777,000 and $3,091,000 in 2002 and 2001, respectively. Management believes it is probable that the Company will continue to incur negative net cash flows from operating activities through at least December 31, 2003 and that the Company will need to obtain additional equity or debt financing to be able to sustain its operations until it can achieve profitability.

               Management believes that the commercial success and profitability of the Company will depend on its ability to expand its operations and achieve recognition as a national financing company. In addition to relying on in-house loan offerings, the Company has also sought to provide mortgage origination services through real estate agency offices, accountants, financial planners and other financial services firms. Employees at branch offices have direct access to the loan origination process through the Company's web site and related support software and database information. In addition, management has pursued expansion of its mortgage banking activities through the acquisition of other established mortgage bankers (see Note 4), and is seeking to expand the variety of lending activities in which it engages including, but not limited to, the equipment financing and leasing activities that Leasing, the Company's newly-formed subsidiary, will conduct.



                    Milestone Capital, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

     Note 2 - Basis of presentation (concluded):
               To enable the Company to sustain its operations through at least
               December 31, 2003 and, ultimately, complete its marketing and development program and achieve profitability, management plans to seek additional financing for the Company through sales of debt and equity securities. However, management cannot assure that the Company will be able to obtain the necessary additional debt or equity financing on acceptable terms and, accordingly, management cannot assure that the Company will be able to sustain its operations through at least December 31, 2003.

               The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amount and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.


     Note 3 - Property and equipment:
               Property and equipment consists of the following at December 31, 2002:

                                                               Estimated
                                                              Useful Lives       Amount
                                                              ------------       ------
                  Leasehold improvements                       3-5 years       $   52,843
                  Computer equipment                             5 years          185,084
                  Computer software (including internally
                      developed software of $407,851)            3 years          452,937
                  Capitalized web site development costs         3 years          492,320
                  Office furniture and equipment                 7 years          193,944
                                                                               ----------
                                                                                1,377,128
                  Less accumulated depreciation and
                      amortization                                                675,141
                                                                               ----------

                          Total                                                $  701,987
                                                                               ==========


     Note 4 - Deferred acquisition costs:
               During 2002, the Company capitalized professional fees of $495,833 incurred in connection with the prospective acquisitions of three related entities in the mortgage banking industry.
               Management of the Company believes that the acquisitions will be consummated during the second quarter of 2003.


     Note 5 - Borrowings under warehouse line of credit:
               At December 31, 2002, the Company has a warehouse line of credit that provides for maximum borrowings of $2,000,000 bearing interest at a variable rate based on LIBOR. The warehouse line of credit does not have a specific expiration date. However, it may be terminated by either party upon the provision of appropriate written notice and, accordingly, borrowings are, effectively, due on demand.





                    Milestone Capital, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements



     Note 6 - Notes payable:
               Notes payable consist of the following at December 31, 2002:

                    Noninterest bearing notes payable to officers due on demand        $ 266,311
                    12% note payable due on demand                                        64,780
                                                                                       ---------

                             Total                                                     $ 331,091
                                                                                       =========


     Note 7 - Capital lease obligations:
               At December 31, 2002, the Company is the lessee of furniture, equipment and computer hardware with a net book value of approximately $162,000 under leases classified as capital leases that expire at various dates through 2005.

               Future minimum lease payments under capital leases in each of the years subsequent to December 31, 2002 are as follows:

                   Year Ending
                  December 31,                                                          Amount
                  ------------                                                          ------

                         2003                                                         $ 138,759
                         2004                                                            35,354
                         2005                                                             1,152
                                                                                      ---------
                             Total minimum lease payments                               175,265
                             Less amount representing interest                           40,752
                                                                                      ---------

                             Present value of net minimum lease payments                134,513
                             Less current portion of capital lease obligations          106,240
                                                                                      ---------

                             Long-term portion of capital lease obligations           $  28,273
                                                                                      =========


     Note 8 - Income taxes:
               As of December 31, 2002, the Company had net operating loss carryforwards of approximately $9,027,000 available to reduce future Federal and state taxable income which, if not used, will expire at various dates through 2022. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $3,611,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of December 31, 2002.

                                      F-15

                    Milestone Capital, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


     Note 8 - Income taxes (concluded):
               The Company had also offset the potential benefits of $2,655,000 and $1,141,000 from net operating loss carryforwards by equivalent valuation allowances as of December 31, 2001 and 2000, respectively. As a result of the increases in the valuation allowance of $956,000 and $1,514,000 during 2002 and 2001, respectively, there are no credits for income taxes reflected in the accompanying consolidated statements of operations to offset pre-tax losses.

               Due to certain limitations established by the Internal Revenue Code, the amount of net operating loss carryforwards available for use in any one year is limited.


     Note 9 - Convertible debentures and other interest expense:
               In June 2001, the Company entered into a financing agreement with a related party (the "First Investor"). Pursuant to the terms of the financing agreement, the First Investor agreed to provide the Company with $1,000,000 through the purchases of convertible notes (the "Convertible Notes"). Each Convertible Note bore interest at 8%, was convertible into shares of the Company's common stock at a conversion rate of $.17 per share, at the option of the First Investor, and was due on demand.

               During 2001, prior to the sale of a second series of convertible notes (the "Additional Convertible Notes") to accredited investors (the "Second Investors"), the Company amended the terms of its financing agreement with the First Investor. The amended terms provided for the First Investor to convert the outstanding principal balance of the convertible notes and the accrued interest thereon into 7,200,984 shares of the Company's common stock thereby effectively reducing the conversion price from $.17 per share to $.14 per share. In addition, the First Investor received warrants to purchase 13,389,161 shares of the Company's common stock at $.17 per share that expire in October 2006 and warrants to purchase 2,900,927 shares of the Company's common stock at $.05 per share that expire in October 2006. The fair value of the warrants, as calculated using the minimum value method in accordance with SFAS 123, of $1,532,666 and the aggregate benefit associated with the reduction of the conversion price of $236,071 were recorded as an extraordinary loss on extinguishment of debt in the accompanying 2001 consolidated statement of operations.

               On October 6, 2001, the Company began the process of obtaining additional financing through the sale and issuance of the Additional Convertible Notes to the Second Investors. The Additional Convertible Notes bear interest at 8%, convert into shares of the Company's common stock at $.05 per share at the option of the holder and mature on October 6, 2011. Through December 31, 2001, the Company received proceeds of $492,500 for the sale of the Additional Convertible Notes. In addition, the Company issued Additional Convertible Notes in 2001 in exchange for: (i) the settlement of accounts payable of $75,290, (ii) payments of capital lease obligations of $30,000 and (iii) the prepayment of $17,500 of future sales commissions.

                    Milestone Capital, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements



     Note 9 - Convertible debentures and other interest expense (continued):
               The fair value of the Company's common stock at the time the Additional Convertible Notes were sold was $.17 per share which exceeded the conversion price. Such excess constituted a beneficial conversion feature or right for which the value is measured by the difference between the aggregate conversion price and the fair value of the common stock into which the securities are convertible, multiplied by the number of shares into which the securities are convertible. Accordingly, the beneficial conversion feature attributable to the issuance of the Additional Convertible Notes had a fair value of $1,562,837 which equaled the excess of the aggregate proceeds the Second Investors would have received if the Second Investors had converted the Additional Convertible Notes and sold the 12,525,692 shares of common stock (the amount of shares that would have been received if conversion had occurred at the date of purchase of the respective Additional Convertible Notes) for $2,178,127 based on the fair market value of $.17 per share. Generally, the fair value a beneficial conversion feature is allocated to additional paid-in capital and to debt discount which is amortized to interest expense using the effective yield method over the period to the debt instrument's earliest conversion date. However, the amount allocated to a beneficial conversion feature cannot exceed the principal amount of debt. Accordingly, the Company recorded the beneficial conversion feature by charging $615,290 (the proceeds from the Additional Convertible Notes) to interest expense immediately, since the Additional Convertible Notes were convertible upon issuance, and by increasing additional paid-in capital by an equivalent amount.

               On January 3, 2002, concurrent with the Exchange, the Additional Convertible Notes, which had a principal balance of $615,290, and the accrued interest thereon, which had a balance of $4,756, were converted into 12,615,588 shares of common stock.

               During 2002, the Company began the process of attempting to raise additional financing through the sale of convertible debentures (the "New Debentures"). The New Debentures bear interest at 10%, can be converted at any time at the option of the holder or the Company into shares of the Company's common stock at $.20 per share and were initially scheduled to mature on March 1, 2003; however, the maturity date was extendable for six months at the discretion of the Company. In addition, purchasers of the New Debentures were entitled to one share of common stock for each dollar of principal of New Debentures purchased. During 2002, the Company sold $350,000 of New Debentures. In connection with the sale of the New Debentures, the Company issued 350,000 shares of common stock with a fair value of $179,400. The issuance of the shares was initially recorded through a $179,400 increase in the Company's common stock account and a corresponding increase in debt discount. The debt discount will be amortized to interest expense over the term of the New Debentures. In addition, the Company exercised its right to extend the maturity date of the outstanding New Debentures until September 1, 2003.

                    Milestone Capital, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

Note 9 - Convertible debentures and other interest expense (concluded):
               In connection with the sale of the New Debentures in 2002, the Company issued the placement agents 15,750 shares of common stock and warrants to purchase 22,500 shares of the Company's common stock through June 30, 2007 at an exercise price of $.40 per share. The shares had a fair value of $13,703 and the warrants had a fair value of $17,775. The aggregate fair value of the shares and warrants of $31,478 was initially recorded as deferred finance costs and will be amortized to interest expense over the term of the New Debentures. The fair value of each warrant granted was estimated as of the date of grant using the Black-Scholes option-pricing model in accordance with SFAS 123 with the following weighted-average assumptions:

                    Expected volatility                         83.5% - 108%
                    Risk free interest rate                        4%
                    Expected years of options/warrant lives        3-5 years
                    Expected dividends                             0%

               The fair value of the Company's common stock at the time the New Debentures were sold also exceeded the effective conversion price. Such excess constituted a beneficial conversion feature or right as explained above. Accordingly, the beneficial conversion feature attributable to the issuance of the New Debentures had a fair value of $726,400 which equaled the excess of the aggregate proceeds the purchasers of New Debentures would have received if they had converted the New Debentures and sold the 1,750,000 shares of common stock (the amount of shares that would have been received if conversion had occurred at the date of purchase of the respective New Debentures) for approximately $897,000 based on the fair market value at the respective dates of purchase. Generally, the fair value of a beneficial conversion feature is allocated to additional paid-in capital and to debt discount which is amortized to interest expense using the effective yield method over the period to the debt instrument's earliest conversion date. However, the amount allocated to a beneficial conversion feature cannot exceed the principal amount of debt. Accordingly, the Company recorded the beneficial conversion feature by charging $169,600 (the proceeds from the New Debentures) to interest expense immediately, since the New Debentures were convertible upon issuance, and by increasing additional paid-in capital by an equivalent amount.

               At various times during 2002, holders converted New Debentures into 375,000 shares of the Company's common stock. The New Debentures that were converted had an aggregate principal balance of $75,000, unamortized debt discount of $9,607 and a net carrying value of $65,393.


     Note 10- Stockholders' equity:
               Restricted stock:
                    All transactions involving issuances by the Company of shares of the Company's common stock and other securities during 2002 involved unregistered shares of common stock and securities. Accordingly, trading of such securities is restricted pursuant to Rule 144 of the Securities Act of 1933.

                    Milestone Capital, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

     Note 10- Stockholders' equity (continued):
               Sales, issuances and cancellations of common stock:
                    In connection with the sale of common stock in 2000, the Company received a stock subscription receivable of $101,675. As of December 31, 2002, the stock subscription receivable had not been satisfied and, accordingly, it was cancelled and reversed against additional paid-in capital in 2002. Certain of the purchasers of shares of common stock in 2000 received warrants to purchase 3,157,226 shares of the Company's common stock at exercise prices ranging from $.43 to $.49 per share. All of these warrants expired on December 31, 2002. During 2001, the Company issued warrants to purchase 254,467 shares of its common stock in exchange for services in connection with the sale of common stock in 2000. The warrants, which have an exercise price of $.17 per share and expire on December 10, 2006, remained outstanding at December 31, 2002.

                    During 2001, certain "founders" of the Company agreed to allow the Company to cancel 14,411,177 shares of the Company's common stock they owned in connection with sales of the Company's Series B preferred stock described below.

                    During 2001, the Company issued a total of 816,250 shares of common stock pursuant to anti-dilution provisions in agreements with holders of warrants.

                    During 2001, the Company issued 1,271,639 shares of common stock as payment for consulting services associated with the Exchange. Since the Exchange was not completed until January 2002, the fair value of those shares issued of $221,250 was included in other assets as of December 31, 2001 and was charged to expense in 2002.

                    During 2002, the Company sold 21,000 units at a cost of $10 per unit and received proceeds of $210,000. Each unit consisted of 50 shares of the Company's common stock, a warrant exercisable for up to 25 shares of the Company's common stock at an exercise price of $.40 per share (the "Class A Warrants") and a warrant exercisable for up to 25 shares of the Company's common stock at $.60 per share (the "Class B Warrants"). Both the Class A Warrants and Class B Warrants expire 24 months from the date of grant.

                    The Company issued 1,176,825 shares of common stock for the reimbursement of expenses and as payment for services in 2002. A total of 890,575 shares were issued to officers of the Company in 2002 for the reimbursement of expenses totaling $43,750. The number of shares issued to the officers was determined based on the offering price per share for shares sold through private placements. However, the fair value of the shares at the date of issuance was $267,173 based on the quoted market price. Accordingly, the Company recognized a charge of $267,173 during 2002 for the fair value of the shares issued to the officers. A total of 286,250 shares were issued by the Company as payments for services in 2002. The shares had a fair value of $54,300 which was charged to general and administrative expenses.

                    Milestone Capital, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements



     Note 10- Stockholders' equity (continued):
               Series A convertible preferred stock:
                    As of December 31, 2001, Elite had 508,655 shares of Series A convertible preferred stock that were authorized, issued and outstanding. These shares earned dividends, if declared, at the rate of 8% on the original purchase price. In addition, each share of Series A preferred stock was convertible into five shares of the Company's common stock. During 2001, the Company issued 40,692 shares of common stock to pay accrued dividends on the Series A convertible preferred stock of $20,000. As discussed Note 1, all of the shares of Series A convertible preferred stock were exchanged for shares of Milestone common stock on January 3, 2002.

               Sales, issuances and cancellation of Series B preferred stock:
                    As of January 1, 2001, Elite had 12,357,165 shares of Series B preferred stock outstanding including 11,070,048 shares for which it had subscriptions receivable of $1,925,000 at a purchase price of $.17 per share. The fully-paid shares earned dividends, if declared, at the rate of 8% on the original purchase price. Each share of Series B preferred stock was convertible into one share of common stock. During 2001, the Company received proceeds of $1,454,773 from the payment of subscriptions receivable and canceled subscriptions for the purchase of 2,702,639 shares. In addition, during 2001, the Company: (i) sold an additional 3,440,637 shares of Series B preferred stock and received proceeds of $598,365, (ii) issued 258,641 shares of Series B preferred stock as payment for salaries of $45,000 earned in years prior to 2001 and (iii) issued 1,092,031 shares of Series B preferred stock in exchange for the cancellation of a $190,000 loan from an officer. As discussed Note 1, all of the shares of Series B convertible preferred stock were exchanged for shares of Milestone common stock on January 3, 2002.

               Forgiveness of officers' salaries:
                    Officers of the Company forgave salaries of $409,333 in 2002, of which $367,666 was earned in 2002 and $41,667 was earned in 2001. Officers forgave salaries of $274,367 in 2001.

               Issuance of options and warrants to employees:
                    During 2002, the Company issued warrants to purchase 1,080,000 shares of the Company's common stock to two of its officers as additional compensation. The warrants have an exercise price of $.20 per share and expire on September 30, 2007. The fair value of the warrants on the date of issuance was, effectively, $.43 per share. In accordance with the provisions of APB 25, the Company recognized compensation cost of $243,000 as a result of the issuance of these warrants based on the excess of the fair value of the underlying stock at the date of grant over the amount the employee must pay to acquire the stock.



                    Milestone Capital, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements



     Note 10- Stockholders' equity (continued):
               Issuance of options and warrants for services (continued):
                    In addition, the Company has a stock option plan (the
                    "Option Plan") which provides for the issuance of incentive stock options to employees and consultants of the Company for the purchase of common stock. The term of each option, including the vesting provisions and the manner of exercise, is determined by the Board of Directors. Options granted to employees and consultants have a maximum of ten years from the date of grant to exercise their options. As of December
                    31, 2002 and 2001, the Company had 18,168,962 shares reserved for issuance under the Option Plan.

                    A summary of the status of the Company's shares subject to options as of December 31, 2002 and 2001 and changes during the years then ended is presented below:

                                                                                   2002                      2001
                                                                           ----------------------    ---------------------
                                                                                         Weighted                 Weighted
                                                                            Shares       Average       Shares     Average
                                                                                or       Exercise        or       Exercise
                                                                              Price       Price         Price      Price

                      Outstanding, beginning of year                       8,817,791      $.17        2,903,981     $.43
                      Granted                                              1,575,000       .45        6,443,111      .05
                      Cancelled                                             (946,613)     (.05)        (529,301)    (.11)
                                                                          ----------                 ----------

                      Outstanding, end of year                             9,446,178      $.23        8,817,791     $.17
                                                                           =========      ====        =========     ====

                      Options exercisable, end of year                     4,901,717                  1,335,953
                                                                           =========                  =========

                      Weighted average fair value of options
                          granted during the year                            $.41                       $1.40
                                                                             ====                       =====

                    The following table summarizes information about fixed stock options outstanding at December 31, 2002:

                                                                      Weighted
                                                                      Average
                                                                      Years of        Weighted                     Weighted
                                                                      Remaining       Average                      Average
                    Exercise                             Number      Contractual      Exercise        Number       Exercise
                      Prices                         Outstanding        Life          Price          Exercisable    Price
                      ------                         -----------        ----          -----          -----------    -----

                        $.05                           5,043,538         8.77          $.05           2,405,987      $.05
                   $.43-$.75                           4,326,301         4.84           .44           2,470,284       .44
                                                       ---------                                      ---------

                   $.05-$.75                           9,369,772         6.94          $.22           4,876,271      $.25
                                                       =========         ====          ====           =========      ====

                                                            F-21



                    Milestone Capital, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements



     Note 10- Stockholders' equity (concluded):
               Issuance of options and warrants for services (concluded):
                    The Company has elected to continue to use the provisions of APB 25 in accounting for stock options and warrants granted to employees. During 2002, the exercise price of options granted to employees was equal to or greater than the fair market value of the stock at the date of grant and, accordingly, no earned or unearned compensation cost was recognized for options granted to employees. As explained above, the Company recognized compensation cost of $243,000 as a result of the issuance of warrants to purchase
                    1,080,000 shares to officers in 2002. During 2001, the Company granted options to purchase 803,910 shares to employees. The exercise price of options granted was $.05 per share and the fair market value per share of common stock was $.17 per share. Accordingly, a charge of $.12 per share, or an aggregate charge of $803,910, was initially recorded as unearned compensation with an offsetting credit to additional paid-in capital. During 2001, options to purchase 452,952 shares of common stock were cancelled and, accordingly, the Company reduced unearned compensation related to those options by $56,515. During 2002, options to purchase 946,618 shares of common stock were cancelled and, accordingly, the Company reduced unearned compensation related to those options by $118,110. The unearned compensation is being amortized over the respective vesting periods of the options of three to four years. During 2002 and 2001, the Company amortized $157,321 and $166,688, respectively, of unearned compensation. The remaining balance of unearned compensation of $329,028 as of December
                    31, 2002 has been reflected as a reduction of stockholders' equity.

                    The pro forma amounts computed as if the Company had elected to recognize compensation cost for all stock options and warrants granted to employees based on the fair value of the options and warrants at the date of grant as prescribed by SFAS 123 and the related historical amounts reported in the accompanying consolidated statements of operations are set forth below:

                                                              2002                    2001
                                                            -----------           -----------
                      Net loss - as reported                $(3,210,320)          $(6,010,369)
                                                            ===========           ===========

                      Net loss - pro forma                  $(3,605,190)          $(6,077,999)
                                                            ===========           ===========

                      Basic loss per share - as reported      $(.04)                $(.19)
                                                              =====                 =====

                      Basic loss per share - pro forma        $(.05)                $(.19)
                                                              =====                 =====

                    The fair value of each option granted was estimated as of the date of grant using the Black Scholes option pricing model (see Note 9) in 2002 and the minimum value method in 2001 in accordance with SFAS 123.

                                      F-22

                    Milestone Capital, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

     Note 11- Commitments and contingencies:
               Lease commitments:

                    The Company has noncancelable operating leases for office facilities which commenced at various dates and expire through June 30, 2005. The Company also leases various office facilities under month to month agreements. In addition to base rentals, various leases require payments for real estate taxes and operating costs.

                    Future minimum rental payments under the leases in each of the years subsequent to December 31, 2002 are as follows:

                      Year Ending
                     December 31,                               Amount
                     ------------                               ------

                         2003                                  $215,726
                         2004                                   215,726
                         2005                                   107,863
                                                               --------
                             Total                             $539,315
                                                               ========

                    Rent expense amounted to approximately $231,000 and $251,000 in 2002 and 2001, respectively.

               Mortgage advances:
                    At December 31, 2002, the Company has outstanding commitments to originate 214 loans totaling approximately $ 48,000,000.

               Net worth requirements:
                    The Company is subject to various minimum net worth requirements pursuant to various state and HUD-imposed mandates as well as requirements from its permanent investors. As of December 31, 2002, the Company was required to maintain an adjusted minimum net worth of $250,000. As of December 31, 2002, the Company did not meet such minimum net worth requirements. In addition, at various times during the year, the Company's net worth may be less than required minimum amounts.


     Note 12- Fair value of financial instruments:

                    The Company's material financial instruments at December 31, 2002 for which disclosure of estimated fair value is required by certain accounting standards consisted of cash, mortgage loans held for sale, accounts payable, notes payable - related parties and borrowings under the warehouse line of credit. In the opinion of management, (i) cash, accounts payable and borrowings under the warehouse line of credit were carried at values that approximated their fair values because of their liquidity and/or their short-term maturities, (ii) the fair value of mortgage loans held for sale based on their sales price was $ 457,300 and (iii) because of the relationship between the Company and its related parties, there is no practical method that can be used to determine the fair value of notes payable - related parties.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On May 6, 2002, the registrant engaged the accounting firm of J.H. Cohn LLP as its independent auditors to audit the registrant's financial statements for its fiscal year ending December 31, 2002. The engagement of new independent auditors was approved by the Board of Directors of the registrant. The Company dismissed its former independent auditors, Angell & Deering, effective with the appointment of J.H. Cohn LLP as of May 3, 2002.

Prior to the engagement of J.H. Cohn LLP, management of the registrant did not consult with J.H. Cohn LLP regarding the application of accounting principles or related to the type of audit opinion that might be rendered.

During the fiscal year ended December 31, 2001, there were no disagreements with Angell & Deering on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure which would have caused Angell & Deering to make reference in their report to such disagreements if not resolved to their satisfaction.

Angell & Deering's reports on the financial statements for the year ended December 31, 2001, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

                                    PART III

Item 9. Directors and Executive Officers of the Registrant.

The response to this item is incorporated by reference to the Company's Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with the Company's annual meeting of stockholders, or, if a Proxy Statement is not filed prior to or on April 30, 2003, such information shall be filed as an amendment to the Form 10-KSB.

Item 10.  Executive Compensation.

The response to this item is incorporated by reference to the Company's Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with the Company's annual meeting of stockholders or, if a Proxy Statement is not filed prior to or on April 30, 2003, such information shall be filed as an amendment to the Form 10-KSB.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The response to this item is incorporated by reference to the Company's Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with the Company's annual meeting of stockholders, or, if a Proxy Statement is not filed prior to or on April 30, 2003, such information shall be filed as an amendment to the Form 10-KSB.

Item 12. Certain Relationships and Related Transactions.

The response to this item is incorporated by reference to the Company's Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with the Company's annual meeting of stockholders, or, if a Proxy Statement is not filed prior to or on April 30, 2003, such information shall be filed as an amendment to the Form 10-KSB.

Item 13.  Exhibits and  Reports on Form 8-K.

(a) Exhibits. The following exhibits are incorporated by reference to a prior filing as indicated:

Exhibit
Number         Description
------         -----------

   2 Agreement Concerning the Exchange of Securities by and among Milestone Capital, Inc. and EliteAgents, Inc., dated January 2, 2002, as previously filed as Exhibit 10.1 to the Company's Form 8-K dated January 19, 2002.

   3.1         Articles of Incorporation of the Company, as previously filed as
               Exhibit 3.1 to the Company's Form 10-KSB for the year ended December 31, 1998.

   3.2 Articles of Amendment to the Articles of Incorporation of the Company, as previously filed as Exhibit 3.2 to the Company's Form 10-KSB for the year ended December 31, 1998.

   3.3 Bylaws of the Company, as previously filed as Exhibit 3.3 to the Company's Form 10-KSB for the year ended December 31, 1998.

   10.1 Warehouse Loan and Security Agreement by and among EliteAgents, Inc. and The Provident Bank dated May 30, 2001, as previously filed as Exhibit 10.1 to the Company's Form 10-KSB for the year ended December 31, 2001.

   10.2 Lease Agreement dated March 4, 2000 by and among Ralph L. Brass & Company and EliteAgents, Inc. for the property located at 39 Plymouth Street, Fairfield, New Jersey, as previously filed as
               Exhibit 10.2 to the Company's Form 10-KSB for the year ended December 31, 2001.

   10.3        Milestone Capital, Inc. Stock Option Plan, as previously filed as
               Exhibit 10.3 to the Company's Form 10-KSB for the year ended December 31, 2001.

   21          Subsidiaries of the Company.

(b) Reports on Form 8-K. The Company filed no current report on Form 8-K during the fiscal quarter ended December 31, 2002.

Item 14.  Controls and Procedures

Evaluation of Disclosures Controls and Procedures

     Within the 90-day period prior to the filing date of this report, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to us (including our consolidated subsidiaries) required to be disclosed by us in the reports we file under the Exchange Act is recorded, processes, summarized and reported within the required time periods.

Changes in Internal Controls

     There were no significant changes in our internal controls or any other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            MILESTONE CAPITAL, INC.

April 15, 2003                              By:  /s/  CHARLES J. DEMORY
                                               --------------------------------
                                                      Charles J. DeMory
                                                      Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                        Title                         Date

/s/  CHARLES J. DEMORY            Chairman, Chief Executive     April 15, 2003
-----------------------------     Officer, President and
     Charles J. DeMory            Director (Principal
                                  Executive Officer)

/s/  JOHN MANGEL III              Chief Financial Officer,      April 15, 2003
-----------------------------     Executive Vice President
     John Mangel III              and Director (Principal
                                  Financial and Accounting
                                  Officer)

/s/  HOWARD J. CONYACK, JR.       Executive Vice President,     April 15, 2003
-----------------------------     Treasurer and Director
     Howard J. Conyack, JR.


/s/  JOHN M. DUNN                 Vice President, Secretary     April 15, 2003
-----------------------------     and Director
     John M Dunn

CERTIFICATIONS

Certification Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Charles J. DeMory, Chief Executive Officer of Milestone Capital, Inc., certify that:


1. I have reviewed this annual report on Form 10-KSB of Milestone Capital, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 15, 2003
                                            /s/  Charles J. DeMory
                                            ----------------------------------
                                                 Charles J. DeMory, Chairman,
                                                 Chief Executive Officer and
                                                 President

Certification Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, John Mangel III, Chief Financial Officer of Milestone Capital, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Milestone Capital, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003
                                            /s/  John Mangel III
                                            ----------------------------------
                                                 John Mangel III,
                                                 Chief Financial Officer and
                                                 Executive Vice President

                                  EXHIBIT INDEX


Exhibit
Number          Description
------          -----------

   2 Agreement Concerning the Exchange of Securities by and among Milestone Capital, Inc. and EliteAgents, Inc., dated January 2, 2002, as previously filed as Exhibit 10.1 to the Company's Form 8-K dated January 19, 2002.

   3.1         Articles of Incorporation of the Company, as previously filed as
               Exhibit 3.1 to the Company's Form 10-KSB for the year ended December 31, 1998.

   3.2 Articles of Amendment to the Articles of Incorporation of the Company, as previously filed as Exhibit 3.2 to the Company's Form 10-KSB for the year ended December 31, 1998.

   3.3 Bylaws of the Company, as previously filed as Exhibit 3.3 to the Company's Form 10-KSB for the year ended December 31, 1998.

   10.1 Warehouse Loan and Security Agreement by and among EliteAgents, Inc. and The Provident Bank dated May 30, 2001, as previously filed as Exhibit 10.1 to the Company's Form 10-KSB for the year ended December 31, 2001.

   10.2 Lease Agreement dated March 4, 2000 by and among Ralph L. Brass & Company and EliteAgents, Inc. for the property located at 39 Plymouth Street, Fairfield, New Jersey, as previously filed as
               Exhibit 10.2 to the Company's Form 10-KSB for the year ended December 31, 2001.

   10.3        Milestone Capital, Inc. Stock Option Plan, as previously filed as
               Exhibit 10.3 to the Company's Form 10-KSB for the year ended December 31, 2001.

   21          Subsidiaries of the Company.