Form 10KSB/A
period 2002-12-31
MILESTONE CAPITAL INC
filed 2003-04-30
CIK 817129

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 11, 2003, 82,077,000 shares of the issuer's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Transitional Small Business Disclosure Format (check one):

     Yes           No  X
        -----        -----

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

Because Milestone's material business operations occur primarily through the operation of EliteAgents and EliteAgents Leasing, the terms "Milestone", the "Company", the "issuer" or the "registrant" shall refer to the combined business operations of Milestone, EliteAgents and EliteAgents Leasing unless the context otherwise demands.

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

Significant Transactions

During the third quarter of 2002, Milestone completed its integration of Capital Financial Inc. The personnel of Capital Financial Inc. have improved our leasing customer relations and sales force, particularly in the government-leasing sector and asset management arena.

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

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Common Stock Information
As of April 11, 2003, there were approximately 290 record and beneficial holders of the Company's Common Stock and a total of 82,077,000 shares of the Company's Common Stock were outstanding. The Company's Common Stock has been traded on the OTC Bulletin Board under the symbol "MLSP." The most recent bid price for the Company's shares was $0.12 per share.

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

Recent Sales of Unregistered Securities
---------------------------------------

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

On March 1, 2002, we initiated an offering of up to $1.15 million in unregistered convertible debentures to accredited investors. The convertible debentures bear interest at 10% per year and can be converted at any time at the option of the holder into shares of our unregistered common stock at $0.20 per share. The convertible debentures matured on March 1, 2003, provided, however, the Company at our discretion extended the maturity date for six months to September 1, 2003. The holders of the convertible debentures received one share of our unregistered common stock for each $1.00 of convertible debentures purchased. We closed this offering during the third quarter of 2002. We raised $350,000 from this offering and accordingly issued 350,000 shares of common stock. In addition, placement agents received 15,750 shares of common stock.
The notes and shares issued in this offering were exempt from registration requirements pursuant to the exemption from registration contained in Rule 506 of Regulation D of the Securities Act of 1933 as amended to date. The proceeds of these raises have been used to fund operating expenses, increase advertising and marketing in the mortgage division, and launch the equipment leasing division. At various times during 2002, holders converted the debentures into 375,000 shares of the Company's common stock. The debentures that were converted had an aggregate principal balance of $75,000. None of the net offering proceeds were, have been or will be paid directly or indirectly to any director, officer, general partner of EliteAgents or Milestone or their associates, persons owning 10% or more of any class of EliteAgents' or Milestone's equity securities, or an affiliate of EliteAgents or Milestone.

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

In addition, during 2002, the Company issued 271,250 shares of common stock with a fair value of $54,300 in exchange for general and administrative costs. The securities issued in this transaction were exempt from registration requirements pursuant to the exemption from registration contained in Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933 as amended to date. None of the net offering proceeds were, have been or will be paid directly or indirectly to any director, officer, general partner of EliteAgents or Milestone or their associates, persons owning 10% or more of any class of EliteAgents' or Milestone's equity securities, or an affiliate of EliteAgents or Milestone.

During 2002, certain officers of the Company advanced an aggregate of $221,000 to EliteAgents to fund ongoing operations. During 2002, the Company issued warrants to purchase 1,080,000 shares of the Company's common stock at an exercise price of $.20 per share that expire on September 30, 2007 to two of these officers in consideration for the provision by these officers of this funding. The securities issued in this transaction were exempt from registration requirements pursuant to the exemption from registration contained in Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933 as amended to date. None of the net offering proceeds were, have been or will be paid directly or indirectly to any director, officer, general partner of EliteAgents or Milestone or their associates, persons owning 10% or more of any class of EliteAgents' or Milestone's equity securities, or an affiliate of EliteAgents or Milestone.

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

During the third quarter of 2002, Milestone completed its integration of Capital Financial Inc. The personnel of Capital Financial Inc. have improved our leasing customer relations and sales force, particularly in the government-leasing sector.

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

Fair value of equity instruments. In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), issuances of common stock, stock options, warrants or other equity instruments to employees and nonemployees as consideration for goods or services received by us are accounted for based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more readily measurable. We estimate the fair value of options using an option-pricing model (generally, the Black-Scholes model) that meets the criteria set forth in SFAS 123 and common stock using the market value of our stock. Such fair value is measured at an appropriate date pursuant to the guidance in the consensus reached for EITF Issue No. 96-18 (generally, the earlier of the date the other party becomes committed to provide goods or services or the date the performance by the other party is complete) and capitalized or expensed as if we had paid cash for the goods or services.

We estimate the volatility of our common stock based on week ending closing prices over a historical period of not less than one year. As a result, depending on how the market perceives any news regarding us or our earnings, as well as market conditions in general, it could have a material impact on the volatility we use in computing the value we place on these equity instruments.

Valuation of deferred tax assets. We regularly evaluate our ability to recover the reported amount of our deferred income taxes considering several factors, including our estimate of the likelihood that we will generate sufficient taxable income in future years in which temporary differences reverse. Due to the uncertainties related to, among other things, the extent and timing of future taxable income, we offset our net deferred tax assets by an equivalent valuation allowance as of December 31, 2002 and 2001.

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

In fiscal year 2002, our loan originations increased by 53% to $120.6 million on 575 loans from $78.9 million on 420 loans in fiscal year 2001. Our net loss from operations for fiscal year 2002 was ($3,210,320) compared to a net loss from operations of ($4,241,632) in fiscal year 2001, a decrease of 24%. For fiscal year 2002, revenues increased 89% to $2,593,216 from $1,371,837 in fiscal year 2001. Total operating expenses increased by 9% to ($5,397,659) for fiscal year 2002 from ($4,948,659) in fiscal year 2001.

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

The major components of our operating expenses are (i) compensation (including commissions) and benefits, and (ii) general and administrative expenses. Total operating expenses increased by 9% to ($5,397,659) for fiscal year 2002 from ($4,948,659) in fiscal year 2001. Payments of commissions for loan originations increased by 103% to ($701,136) for fiscal year 2002 from ($345,668) for fiscal year 2001. Non-commission employee compensation decreased by 4% to ($2,204,811) for fiscal year 2002 from ($2,302,122) for fiscal year 2001. Non-compensation, general and administrative expense increased by 5% during fiscal year 2002 to $2,114,986 from $2,019,259 in fiscal year 2001.

During fiscal year 2002, the Company incurred professional fees of $572,475 of which $76,642 was charged to expenses and $495,833 was capitalized related to the two potential acquisitions in the mortgage banking industry discussed above.

Non Cash Expense

During 2002, we incurred non-cash interest expense of $345,077 from the amortization of debt discount and deferred financing costs and beneficial conversion features resulting from the sale of convertible debentures.

The Company issued 1,176,825 shares of common stock of the Company in exchange for services. Of the shares issues, 890,575 were issued to offices of the Company for reimbursement of expenses of $43,750. Although the allocation of the shares granted to officers was determined based on the offering price per share sold through the Company's open private placements, the fair value of the shares at the date of grant was $267,173 based on the quoted market price on that date. Accordingly, the Company recognized a charge of $267,173 during fiscal year 2002 for the fair value of the shares issued.

In addition, we issued 286,250 shares with a fair value of $54,300 for other general and administrative expenses. During 2001, the Company granted options to purchase 803,910 shares to employees. The exercise price of options granted was $.05 per share and the fair market value per share of common stock was $.17 per share. Accordingly, a charge of $.12 per share, or an aggregate charge of $803,910, was initially recorded as unearned compensation with an offsetting credit to additional paid-in capital. The unearned compensation is being amortized over the respective vesting periods of the options of three to four years. During 2002, the Company amortized $157,381 of unearned compensation. During 2002, officers agreed to forgive salaries of $409,333 of which $367,668 was expensed in 2002 and $41,667 was expensed in years prior to 2002.

During 2002, we incurred one-time expenses of $270,503 relating to the Exchange Transaction. Of this amount, $221,250 was attributed to consulting fees and was paid through the issuance of 1,271,639 shares of our unregistered common stock in 2001.

During 2002, the Company issued warrants to purchase 1,080,000 shares of the Company's common stock at an exercise price of $.20 per share that expire on September 30, 2007 to two of its officers as additional compensation for among other things, their agreement to not "call" or charge interest on their respective note receivables from the Company. The fair value of the Company's common stock at the date of grant was $.50 per share. In measuring the intrinsic value per share in accordance with APB 25, the Company reduced the fair value per share by 15% to $.43 per share for estimated costs to register shares underlying such warrants and accordingly recorded a compensation charge of $.23 per share or an aggregate charge of $243,000.

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

Liquidity and Capital Resources

As of December 31, 2002, we had a cash balance of $156,740 and a working capital deficiency of $1,731,000. To control spending, we have implemented several expense control measures. In the fourth quarter of the 2001 fiscal year, all employees' salaries were reduced from 5% to 15%. Funds amounting to over 15% of our current operating expenses are being used to pay down past bills incurred for professional services and for equipment. For Milestone to continue its business operations as a going concern, increase sales production and engage in marketing efforts, with a goal of generating positive net income on a monthly basis, it will be necessary for us to immediately obtain additional funding and to continue to control expenses. However, there can be no assurance that we will be able to obtain additional capital on terms acceptable to us. See "Need for additional financing; uncertainty of additional financing" in the "Risk Factors" section of this Annual Report.

Milestone has received a non-binding financing proposal from a bank to provide a significant amount of debt financing for our proposed acquisitions and for working capital purposes. Assuming that the debt financing transaction and the acquisitions are consummated and perform as expected, we anticipate that the financing we will receive from this investor and the cash generated by the two companies Milestone intends to acquire with will enable Milestone to execute our business strategy and will be sufficient to meet Milestone's working capital needs for the next twelve months.

Milestone has accrued significant accounts payable in connection with the negotiations of the proposed mergers, and in the event that we do not complete the proposed transactions and secure outside capital, our need to obtain alternative sources of financing in order to continue our ongoing business operations and satisfy our accounts payable will be increased.

Net cash used in operating activities was $777,229 for fiscal year 2002, as compared to net cash used in operations of $3,090,888 for fiscal year 2001. The decrease in net cash used in operating activities was primarily due to the reduction in the net operating loss during fiscal year 2002, as compared to fiscal year 2001. Investing activities reflects $48,017 from the purchase of property and equipment.

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

In addition, during 2002, the Company issued 271,250 shares of common stock with a fair value of $54,300 in exchange for general and administrative costs. The securities issued in this transaction were exempt from registration requirements pursuant to the exemption from registration contained in Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933 as amended to date.

During 2002, certain officers of the Company advanced an aggregate of $221,000 to the Company to fund ongoing operations. During 2002, the Company issued warrants to purchase 1,080,000 shares of the Company's common stock at an exercise price of $.20 per share that expire on September 30, 2007 to two of these officers in consideration for the provision by these officers of the funding. The securities issued in this transaction were exempt from registration requirements pursuant to the exemption from registration contained in Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933 as amended to date.

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

Need for additional financing; uncertainty of additional financing

     We need to raise a significant amount of capital to pay our immediate operating expenses, to sustain and expand our mortgage loan business and to initiate our equipment leasing division. Until such time, if any, as we are able to operate at a break-even level, we must rely primarily on the funds generated by equity or debt offerings, as well as (potentially) loans provided by commercial lenders or private persons to support our operations. There can be no assurance that we will ever be able to generate sufficient revenue from ongoing operations to sustain our operations or that additional equity and/or debt will be available to meet capital shortfalls. While we have used our best efforts to estimate our capital needs until revenue is sufficient to provide for ongoing operations, there can be no assurance that the funds that we may seek to raise through debt or equity offerings and our other fund-raising efforts will be adequate to enable us to develop, market, and sell our services, to meet operating expenses and continue as a going concern. While we are currently planning to raise additional capital in early 2003, there can be no assurance that such additional funding would materialize should it be necessary or that it would be on terms acceptable to us.

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

The consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As further discussed in Note 2 to the consolidated financial statements, the Company's operations have generated recurring losses and negative net cash flows from operating activities, and the Company had a working capital deficiency as of December 31, 2002. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

                    Elite has continued its mortgage banking and other financial services activities subsequent to the Exchange. It has focused on mortgage loan originations through the use of the internet and proprietary technology. In addition, effective May 8, 2002, Milestone formed a wholly-owned subsidiary, EliteAgents Leasing Services, Inc. ("Leasing"), for the purpose of establishing equipment financing and leasing operations. However, Leasing had not generated any revenues through December 31, 2002.

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

                    Milestone Capital, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements



     Note 1 - Organization and business and summary of accounting policies (concluded):
               Net earnings (loss) per common share (concluded): Diluted earnings per share amounts have not been presented in the accompanying consolidated statements of operations because the Company had net losses for both years and, accordingly, the assumed effects of the exercise of outstanding options and warrants and the application of the treasury stock method, the assumed effects of the conversion of outstanding convertible debentures, including any related adjustments to interest expense, and the assumed effects of the conversion of shares of preferred stock would have been anti-dilutive. The total number of common shares attributable to options, warrants, preferred shares and convertible debt excluded from the calculation of diluted loss per share for 2002 and 2001 because of their anti-dilutive effect was approximately 32,551,000 and 58,100,000, respectively.


     Note 2 - Basis of presentation:

               The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2002, the Company had a working capital deficiency of $1,731,000. In addition, the Company had net losses of $3,210,000 and $6,010,000 and negative net cash flows from operating activities of $777,000 and $3,091,000 in 2002 and 2001, respectively. Management believes it is probable that the Company will need to obtain additional equity or debt financing to be able to sustain its operations until it can achieve profitability.

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

                    Milestone Capital, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements



               Note 9 - Convertible debentures and other interest expense (continued): The fair value of the Company's common stock at the time the Additional Convertible Notes were sold was $.17 per share which exceeded the conversion price. Such excess constituted a beneficial conversion feature or right for which the value is measured by the difference between the aggregate conversion price and the fair value of the common stock into which the securities are convertible, multiplied by the number of shares into which the securities are convertible. Accordingly, the beneficial conversion feature attributable to the issuance of the Additional Convertible Notes had a fair value of $1,562,837 which equaled the excess of the aggregate proceeds the Second Investors would have received if the Second Investors had converted the Additional Convertible Notes and sold the 12,525,692 shares of common stock (the amount of shares that would have been received if conversion had occurred at the date of purchase of the respective Additional Convertible Notes) for $2,178,127 based on the fair market value of $.17 per share. Generally, the fair value a beneficial conversion feature is allocated to additional paid-in capital and to debt discount which is amortized to interest expense using the effective yield method over the period to the debt instrument's earliest conversion date. However, the amount allocated to a beneficial conversion feature cannot exceed the principal amount of debt. Accordingly, the Company recorded the beneficial conversion feature in 2001 by charging $615,290 (the proceeds from the Additional Convertible Notes) to interest expense immediately, since the Additional Convertible Notes were convertible upon issuance, and by increasing additional paid-in capital by an equivalent amount.

               On January 3, 2002, concurrent with the Exchange, the Additional Convertible Notes, which had a principal balance of $615,290, and the accrued interest thereon, which had a balance of $4,756, were converted into 12,615,588 shares of common stock.

               During 2002, the Company began the process of attempting to raise additional financing through the sale of convertible debentures (the "New Debentures"). The New Debentures bear interest at 10%, can be converted at any time at the option of the holder or the Company into shares of the Company's common stock at $.20 per share and were initially scheduled to mature on March 1, 2003; however, the maturity date was extendable for six months at the discretion of the Company. In addition, purchasers of the New Debentures were entitled to one share of common stock for each dollar of principal of New Debentures purchased. During 2002, the Company sold $350,000 of New Debentures. In connection with the sale of the New Debentures, the Company issued 350,000 shares of common stock with a fair value of $179,400. The issuance of the shares was initially recorded through a $179,400 increase in the Company's common stock account in 2002 and a corresponding increase in debt discount. The debt discount will be amortized to interest expense over the term of the New Debentures. In addition, the Company exercised its right to extend the maturity date of the outstanding New Debentures until September 1, 2003.

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

                    A summary of the status of the Company's shares subject to options as of December 31, 2002 and 2001 and changes during the years then ended is presented below:

                                                                                   2002                      2001
                                                                           ----------------------    ---------------------
                                                                                         Weighted                 Weighted
                                                                            Shares       Average       Shares     Average
                                                                                or       Exercise        or       Exercise
                                                                              Price       Price         Price      Price

                      Outstanding, beginning of year                       8,817,791      $.17        2,903,981     $.43
                      Granted                                              1,575,000       .45        6,443,111      .05
                      Cancelled                                           (1,048,399)     (.05)        (529,301)    (.11)
                                                                          ----------                 ----------

                      Outstanding, end of year                             9,344,392      $.23        8,817,791     $.17
                                                                           =========      ====        =========     ====

                      Options exercisable, end of year                     4,876,270                 1,335,953
                                                                           =========                  =========

                      Weighted average fair value of options
                          granted during the year                            $.41                       $ .14
                                                                             ====                       =====

                    The following table summarizes information about fixed stock options outstanding at December 31, 2002:

                                                                        Weighted
                                                                         Average
                                                                      Years of        Weighted                     Weighted
                                                                      Remaining       Average                      Average
                    Exercise                             Number      Contractual      Exercise        Number       Exercise
                      Prices                         Outstanding        Life          Price          Exercisable    Price
                      ------                         -----------        ----          -----          -----------    -----

                        $.05                           4,941,752         8.77          $.05           2,380,540      $.05
                   $.43-$.75                           4,402,640         4.84           .44           2,495,730       .44
                                                       ---------                                      ---------

                   $.05-$.75                           9,344,392         6.94          $.23           4,876,270      $.25
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

                    The pro forma amounts computed as if the Company had elected to recognize compensation cost for all stock options and warrants granted to employees based on the fair value of the options and warrants at the date of grant as prescribed by SFAS 123 and the related historical amounts reported in the accompanying consolidated statements of operations are set forth below:

                                                              2002                    2001
                                                            -----------           -----------
                      Net loss - as reported                $(3,210,320)          $(6,010,369)
                                                            ===========           ===========

                      Net loss - pro forma                  $(3,601,630)          $(6,077,999)
                                                            ===========           ===========

                      Basic loss per share - as reported      $(.04)                $(.19)
                                                              =====                 =====

                      Basic loss per share - pro forma        $(.05)                $(.19)
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


                                    PART III


Item 9.   Directors and Executive Officers of Registrant

Name                       Age     Position
--------                   ---     -----------
 Charles J. DeMory          61     Chairman/President/CEO, Director
 Howard H. Conyack, Jr.     37     Executive Vice President, Treasurer, Director
 John Mangel III            35     Executive Vice President, CFO, Director
 John M. Dunn               40     Vice President, Secretary, Director
 Christopher Remetz         41     Vice President - Chief Information Officer


Charles J. DeMory
-----------------
Mr. DeMory has served as Chairman, President and Chief Executive Officer and a director of Milestone since January 2002. He has also served as Chairman, President and Chief Executive Officer and a director of EliteAgents since March of 2000. Previously, Mr. DeMory served as Senior Vice President of Sales for Comdisco, Inc. from 1988 to 1999. He has been involved in sales and marketing in various executive capacities since 1970 for such firms as IBM and Amdahl. Mr. DeMory holds a BS degree from the University of Illinois and an MBA degree from California Coast University.

Howard H. Conyack, Jr.
----------------------
Mr. Conyack has served as an Executive Vice President, Treasurer and a director of Milestone since January 2002. He has also served as Executive Vice President, Treasurer and a director of EliteAgents since 2000. Mr. Conyack manages the product development and mortgage processing for EliteAgents. Prior to founding EliteAgents in July 1999, Mr. Conyack served as a principal owner and chairman of Dunn Hughes Holdings, Inc., a business consulting and advisors firm from 1996 to 1999. Mr. Conyack also has developed a diversified background in the securities industry working in corporate finance, the mortgage industry, and the software industry.

John Mangel III
---------------
Mr. Mangel has served as Executive Vice President, CFO and a director of Milestone since January 2002. He has also served as Executive Vice President, CFO and a director of EliteAgents since January 2000. Prior to joining EliteAgents in 1999, Mr. Mangel was a Manager of Business Development and Strategy for Walt Disney Attractions from 1998 to 2000. From 1996 to 1998, Mr. Mangel was employed as a Manager in the Business Development and Planning Group for Walt Disney Imagineering. Mr. Mangel also worked as an analyst of real estate acquisitions for Jones Lang LaSalle from 1990 to 1993. He holds an MBA from Kellogg Graduate School of Management and a BS from Georgetown University.

John M. Dunn.
-------------
Mr. Dunn has served as Vice President, Secretary and a director of Milestone since January 2002. He has also served as Vice President, Secretary and a director of EliteAgents since 2000. Prior to founding EliteAgents in July 1999, Mr. Dunn actively served as a principal owner and President of Dunn Hughes Holdings, Inc., a business consulting and advisory firm from 1996 to 1999. Mr. Dunn also brings ten years of mortgage banking experience to the Company. Mr. Dunn currently holds a Series 24 Principal's license and Series 7 Registered Representative license. He holds a BS degree from Stetson University.


J. Christopher Remetz
---------------------
Mr. Remetz has served as Vice President - Chief Information Officer of Milestone
since January 2002. He has also served as Vice President - Chief Information
Officer of EliteAgents since September 1999. Mr. Remetz has directed the
Company's product development since September 1999. As CIO, Mr. Remetz is responsible for all aspects of technological implementation in the Company, focusing on the EliteAgents Mortgage System, LOIS and the EliteAgents Leasing
System. Prior to joining the Company, Mr. Remetz served as Assistant Vice
President at SunGard Portfolio Systems from 1999 to 1996. From 1986 to 1996, Mr.
Remetz was the Director of Micro Product Development for Shaw Data Services,
Inc. He holds a BS degree from the University of Pennsylvania.


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

     To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2002, all such Section 16(a) filing requirements were complied with, except for Form 5s which were required to be filed by Mr. DeMory, Mr. Dunn, Mr. Mangel and Mr. Remetz by February 14, 2003.

Audit Committee Financial Expert

The Company does not have an audit committee, and therefore does not have an audit committee financial expert.

Item 10.  Executive Compensation

General

     The following table sets forth all compensation awarded or earned during the last three fiscal years by the Company's Chief Executive Officer, and the four other executive officers who were serving at the end of our last completed fiscal year (the "Named Executive Officers"):

Summary Compensation Table
                                                                                                  Long
                                                                                                  Term
                                                                                                  Compensation
                                                                                                  -------------
                                                                                                  Securities
                                                                                                  Underlying
Name and Principal Position                                         Year         Salary           Options/SARs(2)

-----------------------------------------------------------
Charles J. DeMory
Chairman/President/CEO, Director                                    2002       $   1,000(1)           600,000
                                                                    2001       $ 105,000            2,035,720
                                                                    2000       $ 120,000            1,812,605
======================================================================
Howard H. Conyack, Jr.
Executive Vice President, Treasurer, Director                       2002       $   1,000(1)              --
                                                                    2001       $  87,500              763,395
                                                                    2000       $  80,000                 --
======================================================================
John Mangel III
Executive Vice President, CFO, Director                             2002       $   1,000(1)           300,000
                                                                    2001       $  80,000              763,395
                                                                    2000       $  80,000              785,991
======================================================================
John M. Dunn
Vice President, Secretary, Director                                 2002       $   1,249(1)           350,000
                                                                    2001       $  54,956              254,465
                                                                    2000       $  60,000                 --
======================================================================
J. Christopher Remetz
Vice President - Chief Information Officer                          2002       $  32,167(1)              --
                                                                    2001       $  66,666              254,465
                                                                    2000       $  72,000                 --
======================================================================

(1)  Remainder of 2002 salaries were waived.
(2) All of the options set forth in this table expired upon expiration of the Company's Stock Option Plan in January 2003. The Company intends to adopt a new Stock Option Plan and issue options to replace the expired options.

                                       35


Executive Option Grants

     The following table contains information concerning the stock option grants made to each of the Named Executive Officers in 2002.

                                                  Individual Grants (1)                                      Potential Realizable
                                    ----------------------------------------------------------                 Value at Assumed
                                                                                                            Annual Rates of Stock
                                Number of                                                                   Price Appreciation for
                                Securities  Percent of Total     Exercise                                        Option Term(2)
                                Underlying Options Granted to     Price                                          --------------
                                  Options     Employees in         Per                       Expiration
              Name                Granted      Fiscal 2002        Share       Vesting           Date             5%          10%
       ------------------         -------  ------------------ ------------ ----------       ------------    -------     ---------
       Charles J. DeMory          162,500        11.0%           $0.44     Exerciseable     2012            $ 44,966    $ 123,449

                                  487,500        26.3%           $0.44     Non-Exerciseable 2013, 2014,     $134,898    $ 341,858
                                                                                            2015
       John M. Dunn                87,500         4.9%           $0.44     Exerciseable     2012            $ 24,213    $  61,359

                                  262,500        14.8%           $0.44     Non-Exerciseable 2013, 2014,     $ 72,638    $ 184,077
                                                                                            2015
       John Mangel, III            75,000         4.2%           $0.44     Exerciseable     2012            $ 20,754    $  52,594

                                  225,000        12.7%           $0.44     Non-Exerciseable 2013, 2014,     $ 62,261    $ 157,781
                                                                                            2015
       J. Christopher Remetz       50,000         2.8%           $0.44     Exerciseable     2012            $ 13,836    $  35,062

                                  150,000         8.5%           $0.44     Non-Exerciseable 2013, 2014,     $ 41,507    $ 105,187
                                                                                            2015
----------
(1)  All of the options set forth in this table expired upon expiration of the
     Company's Stock Option Plan in January 2003. The Company intends to adopt a new Stock Option Plan and issue options to replace the expired options.

(2) The dollar amounts reflected in this table are the result of calculations at the 5% and 10% annual appreciation rates set by the SEC for illustrative purposed, and assumes the options held until their respective expiration dates. These dollar amounts are not intended to forecast future financial performance or possible future appreciation in the price of Milestone's common shares. Shareholders are therefore cautioned against drawing any conclusions from the appreciation data shown, aside from the fact that optionees will only realize value from the option grants show if the price of Milestone's common shares appreciates. These calculations are based on an April 10, 2003 stock price of $0.12.

Option Exercises and Holdings
-----------------------------

    The following table sets forth information concerning stock options exercised by the Named Executive Officers during 2002, as well as the value of unexercised options held by such persons on December 31, 2002.

                                         Aggregate Option Exercises in Fiscal 2002
                                           and Fiscal Year-End Option Values (1)

                                                               Number of Securities
                                                              Underlying Unexercised          Value of Unexercised
                                                                   Options at                In-the-Money Options at
                                      Shares                    December 31, 2002               December 31, 2002
                                     Acquired             ------------------------------  --------------------------------
                                       Upon      Value
             Name                    Exercise Realized(2)   Exercisable    Unexercisable  Exercisable (3)Unexercisable (3)
    ---------------------           --------- ----------- --------------  --------------  --------------------------------
    Charles J. DeMory                  --         --       1,526,790       1,508,930       $ 106,875        $ 35,625
    Howard H. Conyack, Jr              --         --         572,546         190,849       $ 40,078         $ 13,359
    John Mangel III                    --         --         572,546         190,849       $ 40,078         $ 13,359
    John M. Dunn                       --         --         190,849          63,616       $ 13,359         $  4,453
    J. Christopher Remetz              --         --         190,849          63,616       $ 13,359         $  4,453

---------
(1) All of the options set forth in this table expired upon expiration of the
Company's Stock Option Plan in January 2003. The Company intends to adopt a new
Stock Option Plan and issue options to replace the expired options.

(2) Calculated as the difference between the fair market value of the Company's
Common Stock at the time of the option exercise and the exercise price.

(3) The common stock underlying all exercisable and unexercisable is restricted stock. These securities have not been registered under the Securities Act of 1933, as amended, or the securities laws of any state. The earliest any portion of this stock can be registered and traded without an exemption is January of 2003. The stock price per share on April 10, 2003 was $0.12.

                                       36

Compensation of Directors
-------------------------
Directors do not receive any compensation from the Company in consideration for their attendance and participation in Board meetings.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth certain information regarding the beneficial ownership of Common Stock as of March 31, 2003 by: (i) each person known by the Company to own beneficially more than five percent (5%) of the outstanding shares of Common Stock; (ii) each of the Company's directors; and (iii) each of the Named Executive Officers; and (iv) all directors and Named Executive Officers of the Company as a group. (Each person named below has an address in care of the Company's principal executive offices.) The Company believes that each person named below has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such holder, subject to community property laws where applicable.



Officers/Major Shareholders        Shares (1)      % of Company
---------------------------        ----------      ------------
John Mangel II (2)                 19,627,222         23.1%
Howard H.Conyack, Jr. (3)           5,932,963          7.2%
Joe Marcasiano (4)                  5,536,141          6.7%
John M.Dunn (5)                     5,499,304          6.7%
John Mangel III (6)                 4,307,410          5.2%
Charles J. DeMory (7)               3,882,932          4.6%
J Christopher Remetz  (8)           2,510,155          3.1%
Officers and directors as
a group (9)                        22,132,764         26.8%

     (1) Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. To our knowledge, the persons named in the table above have sole voting power with respect to all shares of common stock shown as beneficially owned by them. The address for each of these individuals is 39 Plymouth St., Fairfield, NJ 07004. All of the options included in this calculation expired upon expiration of the Company's Stock Option Plan in January 2003. Because the Company intends to adopt a new Stock Option Plan and issue options to replace the expired options, these calculations have been made assuming the issuance of these options.

     (2) Includes 4,117,132 shares held in the name of Hilda B. Mangel and 2,900,901 warrants which are currently exercisable. John Mangel II is the father of John Mangel III. John Mangel III disclaims any interest in the holdings of John Mangel II.

     (3) Includes 572,546 options which are currently exercisable or will be exercisable within 60 days.

     (4) Includes 190,849 options which are currently exercisable or will be exercisable within 60 days.

     (5) Includes 190,849 options which are currently exercisable or will be exercisable within 60 days.

     (6) Includes 1,600,000 shares of stock held by JMIII Children's Trust and 572,546 options which are currently exercisable or will be exercisable within 60 days. John Mangel II is the father of John Mangel III. John Mangel II disclaims any interest in the holdings of John Mangel III.

     (7) Includes 1,526,790 options which are currently exercisable or will be exercisable within 60 days.

     (8) Includes 190,849 options which are currently exercisable or will be exercisable within 60 days.

     (9) Includes 1,600,000 shares of stock held by JMIII Children's Trust and 3,052,580 options which are currently exercisable or will be exercisable within 60 days.



Securities Authorized for Issuance Under Equity Compensation Plans
------------------------------------------------------------------
The following table sets forth information with respect to the Company's Common
Stock that may be issued under its Stock Option Plan. The Stock Option Plan is the only equity compensation plan of the Company in existence as of December 31,
2002 and has not been approved by the Company's shareholders. The Company's
Stock Option Plan expired and the options granted hereunder expired upon expiration of the Company's Stock Option Plan in January 2003. The Company
intends to adopt a new Stock Option Plan and issue options to replace the expired options. The number set forth in this table correspond to the calculations under the Company's expired Stock Option Plan.


                                                                                                          Number of securities
                                                                                                        remaining available for
                                   Number of securities to be                                        future issuance under equity
                                   issued upon exercise of         Weighted-average exercise              compensation plans
                                   outstanding options,            price of outstanding                 (excluding securities
Plan Category                      warrants and rights             options, warrants and rights         reflected in column 1)
--------------                     -------------------             ----------------------------         ---------------------
Equity compensation plans
approved by shareholders                  -0-                                 -0-                                 -0-

Equity compensation plans not
approved by shareholders               9,344,392                            $  0.23                            8,824,409
                                       ---------                            -------                            ---------

Total                                  9,344,392                            $  0.23                            8,824,409
                                       =========                            =======                            =========




Item 12.  Certain Relationships and Related Transactions.

On September 19, 2002 Charles J. DeMory and John Mangel III each received a secured promissory note in the respective principal amounts of $53,000 and $163,000 for funds they loaned the Company. The promissory notes do not bear interest and are payable within five business days following written demand from the lenders. The terms of the promissory notes do not define the collateral securing the indebtedness, and no financing statements have been filed to perfect any security interest. In consideration for the non-interest-bearing loan of the funds to the Company, the Company awarded Charles J. DeMory and John
Mangel III 265,000 and 815,000 warrants, respectively, at $0.20 per share when exercised. The warrants expire September 30, 2007.



Item 13. Exhibits and Reports on Form 8-K

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

   10.4        Secured Promissory Note between EliteAgents, Inc. and Charles
               J. DeMory dated September 19, 2002.

   10.5 Secured Promissory Note between EliteAgents, Inc. and John Mangel III dated September 19, 2002.

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



                                            MILESTONE CAPITAL, INC.

April 30, 2003                              By:  /s/  CHARLES J. DEMORY
                                               --------------------------------
                                                      Charles J. DeMory
                                                      Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                        Title                         Date

/s/  CHARLES J. DEMORY            Chairman, Chief Executive     April 30, 2003
-----------------------------     Officer, President and
     Charles J. DeMory            Director (Principal
                                  Executive Officer)

/s/  JOHN MANGEL III              Chief Financial Officer,      April 30, 2003
-----------------------------     Executive Vice President
     John Mangel III              and Director (Principal
                                  Financial and Accounting
                                  Officer)

/s/  HOWARD J. CONYACK, JR.       Executive Vice President,     April 30, 2003
-----------------------------     Treasurer and Director
     Howard J. Conyack, JR.


/s/  JOHN M. DUNN                 Vice President, Secretary     April 30, 2003
-----------------------------     and Director
     John M Dunn

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

Date:  April 30, 2003
                                            /s/  Charles J. DeMory
                                            ----------------------------------
                                                 Charles J. DeMory, Chairman,
                                                 Chief Executive Officer and
                                                 President

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

Date: April 30, 2003
                                            /s/  John Mangel III
                                            ----------------------------------
                                                 John Mangel III,
                                                 Chief Financial Officer and
                                                 Executive Vice President

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

   10.4        Secured Promissory Note between EliteAgents, Inc. and Charles
               J. DeMory dated September 19, 2002.

   10.5 Secured Promissory Note between EliteAgents, Inc. and John Mangel III dated September 19, 2002.

   21          Subsidiaries of the Company.