Form 10QSB
period 2003-03-31
MILESTONE CAPITAL INC
filed 2003-05-19
CIK 817129

As Filed with the Securities and Exchange Commission on May 19, 2003
================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                                   (Mark One)

                [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended March 31, 2003

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

          For the transition period from              to
                                         ------------    -------------

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


             State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2003, the registrant had 82,077,000 shares of common stock, no par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

================================================================================

                     Milestone Capital, Inc. and Subsidiary

                               Table of Contents

                                                                            PAGE
                                                                            ----

Part I - FINANCIAL INFORMATION                                                2

Item 1.   Financial Statements                                                2

          Condensed Consolidated Balance Sheet at March 31, 2003
            (Unaudited)                                                       2

          Condensed Consolidated Statements of Operations
            Three Months Ended March 31, 2003 and 2002 (Unaudited)            3

          Condensed Consolidated Statement of Changes in
            Stockholders' Equity Three Months Ended March 31, 2003
            (Unaudited)                                                       4

          Condensed Consolidated Statements of Cash Flows
            Three Months Ended March 31, 2003 and 2002 (Unaudited)            5

          Notes to Condensed Consolidated Financial Statements
            (Unaudited)                                                       6

Item 2.   Management's Discussion and Analysis or Plan of Operation          10

Item 3.   Controls and Procedures                                            14


Part II - OTHER INFORMATION                                                  14

Item 1.   Legal Proceedings                                                  14

Item 2.   Changes in Securities                                              15

Item 5.   Other Information                                                  15

          Signatures                                                         16

          Certifications                                                     17



                         PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements


                     Milestone Capital, Inc. and Subsidiary

                      Condensed Consolidated Balance Sheet
                                 March 31, 2003
                                   (Unaudited)

                                      ASSETS
                                      ------
Current assets:
     Cash                                                            $     83,695
     Prepaid expenses and other receivables                               116,119
                                                                     ------------
              Total current assets                                        199,814

Property and equipment, net                                               603,756
Deferred acquisition costs                                                490,833
Other assets                                                               58,746
                                                                     ------------

              Total                                                  $  1,353,149
                                                                     ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                     ----------------------------------------

Current liabilities:
     Accounts payable and accrued expenses                           $  1,413,574
     Notes payable (including $287,811 payable to related parties)        367,591
     Convertible debt                                                     275,000
     Current portion of capital lease obligations                         120,464
                                                                     ------------
              Total current liabilities                                 2,176,629

Capital lease obligations, net of current portion                          14,049
Other liabilities                                                          32,753
                                                                     ------------
              Total liabilities                                         2,223,431
                                                                     ------------

Commitments and contingencies

Stockholders' deficiency:
     Preferred stock, no par value; 5,000,000 shares authorized;
         none issued                                                         --
     Common stock, no par value; 500,000,000 shares authorized;
         82,077,000 shares issued and outstanding                       7,831,885
     Additional paid-in capital                                         3,773,496
     Accumulated deficit                                              (12,475,663)
                                                                     ------------
              Total stockholders' deficiency                             (870,282)
                                                                     ------------

              Total                                                  $  1,353,149
                                                                     ============


See Notes to Unaudited Condensed Consolidated Financial Statements.

                                       2

                     Milestone Capital, Inc. and Subsidiary

                 Condensed Consolidated Statements of Operations
                   Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)



                                                       2003            2002
                                                   ------------    ------------
Revenue:
    Broker fee income                              $    478,422    $    400,116
    Loan origination and processing                     427,687          52,966
    Gain on sale of loans                                 3,468          72,939
    Interest                                              1,130          17,558
                                                   ------------    ------------
       Totals                                           910,707         543,579
                                                   ------------    ------------

Operating expenses:
    Direct                                              307,942         232,497
    General and administrative                          924,087       1,439,785
    Interest                                              1,359           9,507
                                                   ------------    ------------
       Totals                                         1,233,388       1,681,789
                                                   ------------    ------------

Loss from operations                                   (322,681)     (1,138,210)
Other interest expense                                   69,056          65,750
                                                   ------------    ------------

Net loss                                           $   (391,737)   $ (1,203,960)
                                                   ============    ============


Basic loss per common share                        $       (.00)   $       (.02)
                                                   ============    ============


Basic weighted average common shares outstanding     82,077,000      79,140,078
                                                   ============    ============


See Notes to Unaudited Condensed Consolidated Financial Statements.



                                             Milestone Capital, Inc. and Subsidiary

                               Condensed Consolidated Statement of Changes in Stockholders' Equity
                                                Three Months Ended March 31, 2003
                                                           (Unaudited)



                                            Common Stock            Additional
                                    ----------------------------      Paid-in        Unearned       Accumulated
                                       Shares          Amount         Capital      Compensation       Deficit         Total
                                    ------------    ------------   ------------    ------------    ------------    ------------
Balance, January 1, 2003              82,077,000    $  7,831,885    $  4,049,524   $   (329,028)   $(12,083,926)   $   (531,545)

Forgiveness of salaries                                                   53,000                                         53,000

Reversal of unearned compensation                                       (329,028)       329,028

Net loss                                                                                               (391,737)       (391,737)
                                    ------------    ------------   ------------    ------------    ------------    ------------

Balance, March 31, 2003               82,077,000    $  7,831,885   $  3,773,496    $       --      $(12,475,663)   $   (870,282)
                                    ============    ============   ============    ============    ============    ============


See Notes to Unaudited Condensed Consolidated Financial Statements.

                                                               4



                                    Milestone Capital, Inc. and Subsidiary

                                Condensed Consolidated Statements of Cash Flows
                                  Three Months Ended March 31, 2003 and 2002
                                                  (Unaudited)



                                                                                     2003           2002
                                                                                  -----------    -----------
Operating activities:
    Net loss                                                                      $  (391,737)   $(1,203,960)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                   98,231         90,784
       Issuance of common stock to consultant in connection with reverse
          acquisition                                                                                221,250
       Forgiveness of current year salaries                                            53,000        128,833
       Charges to interest expense associated with amortization of debt
          discount and deferred financing costs                                        35,400         65,750
       Amortization of unearned compensation                                                          45,545
       Issuance of shares in exchange for services                                                   267,173
       Deferred acquisition costs                                                       5,000
       Changes in operating assets and liabilities:
          Mortgage loans held for sale                                                448,300      1,459,361
          Prepaid expenses and other receivables                                      (23,634)        26,588
          Other assets                                                                                    65
          Borrowings under warehouse line of credit                                  (448,300)    (1,455,600)
          Accounts payable and accrued expenses                                       117,834        153,505
          Other liabilities                                                            (3,639)         2,178
                                                                                  -----------    -----------
              Net cash used in operating activities                                  (109,545)      (198,528)
                                                                                  -----------    -----------

Financing activities:
    Proceeds from issuance of convertible debentures                                                 100,000
    Payments of notes payable                                                         (15,000)
    Proceeds from notes payable                                                        51,500         25,000
    Payments under capital lease obligations                                                         (17,979)
    Net proceeds from sale of common stock                                                           209,000
                                                                                  -----------    -----------
              Net cash provided by financing activities                                36,500        316,021
                                                                                  -----------    -----------

Net increase (decrease) in cash                                                       (73,045)       117,493
Cash, beginning of period                                                             156,740          6,257
                                                                                  -----------    -----------

Cash, end of period                                                               $    83,695    $   123,750
                                                                                  ===========    ===========

Supplemental disclosure of noncash investing and financing activities:
    Reversal of unearned compensation                                             $   329,028
                                                                                  ===========

    Common stock related transactions:
       Conversion of convertible debt and accrued interest thereon into shares
          of common stock                                                                        $   620,046
                                                                                                 ===========

       Issuance of common stock in connection with convertible debentures                        $    33,750
                                                                                                 ===========


See Notes to Unaudited Condensed Consolidated Financial Statements.

                                                      5

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

           Elite has continued its mortgage banking activities and other financial services subsequent to the Exchange. It has focused on mortgage loan originations through the uses of the Internet and proprietary technology. In addition, effective May 8, 2002, Milestone formed a wholly-owned subsidiary, EliteAgents Leasing Services, Inc. ("Leasing"), for the purpose of establishing equipment financing and leasing operations. However, Leasing had not generated any revenues through March 31, 2003.

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

           In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of March 31, 2003, its results of operations and cash flows for the three months ended March 31, 2003 and 2002, and its changes in stockholders' equity for the three months ended March 31, 2003. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements as of December 31, 2002 and for the year then ended and the notes thereto (the "Audited Financial Statements") and the other information included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 that was previously filed with the SEC.

           The results of the Company's operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations to be achieved for the full year ending December 31, 2003.

           Certain accounts in the condensed consolidated financial statements for the three months ended March 31, 2002 have been reclassified to conform to the 2003 presentations.


Note 2 - Basis of presentation:

           The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2003, the Company had a working capital deficiency of $1,977,000. In addition, the Company had net losses of $392,000 and $3,210,000 and negative cash flows from operating activities of $110,000 and $777,000 for the three months ended March 31, 2003 and the year ended December 31, 2002, respectively. Management believes it is probable that the Company will need to obtain additional equity or debt financing to be able to sustain its operations until it can achieve profitability, if ever.

                     Milestone Capital, Inc. and Subsidiary

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 2 - Basis of presentation (concluded):

           Management believes that the commercial success and profitability of the Company will depend on its ability to expand its operations and achieve recognition as a national financing company. In addition to relying on in-house loan offerings, the Company has also sought to provide mortgage origination services through real estate agency offices, accountants, financial planners and other financial services firms. Employees at branch offices have direct access to the loan origination process through the Company's web site and related support software and database information. In addition, management has pursued expansion of its mortgage banking activities through the acquisition of other established mortgage bankers (see Note 4 to the Audited Financial Statements), and is seeking to expand the variety of lending activities in which it engages including, but not limited to, the equipment financing and leasing activities that Leasing, the Company's newly-formed subsidiary, will conduct.

           To enable the Company to sustain its operations through at least March 31, 2004 and, ultimately, complete its marketing and development program and achieve profitability, management plans to seek additional financing for the Company through sales of debt and equity securities. However, management cannot assure that the Company will be able to obtain the necessary additional debt or equity financing on acceptable terms and, accordingly, management cannot assure that the Company will be able to sustain its operations through at least March 31, 2004.

           The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amount and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 - Net earnings (loss) per common share:

           The Company presents "basic" earnings (loss) per common share and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings (loss) per common share is calculated by dividing income or loss applicable to common stock by the weighted average number of common shares outstanding during each period. As of March 31, 2003 and 2002, the Company had 20,049,560 and 8,253,600 of potentially dilutive securities.

Note 4 - Convertible debentures:

           As of March 31, 2003, convertible debentures consist of notes that bear interest at 10%, can be converted at any time at the option of the holder or the Company into shares of the Company's common stock at $.20 per share and were initially scheduled to mature on March 1, 2003; however, the maturity date was extendable for six months at the discretion of the Company. During the three months ended March 31, 2003, the Company exercised its right to extend the maturity date of the outstanding debentures until September 1, 2003 (see Note 9 to the Audited Financial Statements).

                    Milestone Capital, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 5 - Stockholders' equity

           Stock option plan:

             Pursuant to the terms of the Exchange, the Company adopted Milestone's stock option plan. The Exchange agreement further required the Board of Directors of the Company to ratify the plan within one year of the consummation of the Exchange. As the plan was never ratified, options to purchase 9,344,392 shares of the Company's common stock were effectively cancelled. As a result, during the three months ended March 31, 2003, the Company reversed unearned compensation associated with such options totaling $329,028 (see Note 10 to the Audited Financial Statements).

           Forgiveness of officer salaries:

             During the three months ended March 31, 2003, officers of the Company forgave aggregate salaries of $53,000. Such amount was treated as a contribution to capital.

Note 6 - Income taxes:

           As of March 31, 2003, the Company had net operating loss carryforwards of approximately $9,323,000 available to reduce future Federal and state taxable income which, if not used, will expire at various dates through 2023. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, if any, the Company offset the deferred tax assets attributable to the potential benefits of approximately $3,729,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of March 31, 2003.

           The Company had also offset the potential benefits of $2,951,000 from net operating loss carryforwards by an equivalent valuation allowance as of March 31, 2002. As a result of the increases in the valuation allowance of $118,000 and $407,000 during the three months ended March 31, 2003 and 2002, respectively, there are no credits for income taxes reflected in the accompanying consolidated statements of operations to offset pre-tax losses.

           Due to certain limitations established by the Internal Revenue Code, the amount of net operating loss carryforwards available for use in any one year is limited.

Note 7- Net worth requirements:

           The Company is subject to various minimum net worth requirements pursuant to various state and HUD-imposed mandates as well as requirements from its permanent investors. As of March 31, 2003, the Company was required to maintain an adjusted minimum net worth of $250,000. As of March 31, 2003, the Company did not meet such minimum net worth requirements. If such requirements are not properly cured, the Company's ability to continue as a going concern in the mortgage banking industry could be impaired. In addition, at various times during the year, the Company's net worth may be less than required minimum amounts.

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

The accounting policies and estimates used as of December 31, 2002, which are included in the notes to the consolidated financial statements in the Company's previously filed Form 10-KSB filed on April 15, 2003, as amended by the Company's Form 10-KSB/A filed on April 30, 2003, have been applied consistently for the quarter ended March 31, 2003.

Results of Operations

2001 was the first full year in which we utilized our current sales distribution model and Web-based technology in our loan origination business, and we continued this activity in 2002 and the first quarter of 2003. Since 2001, we have increased our user base to include business professionals such as accountants, financial planners and insurance agents in addition to real estate professionals, and we have benefited from this broadened user base. Our sales and marketing strategy going forward is to focus on various types of business professionals who may have clients in need of either purchase or refinance mortgages. We believe that expanding our user base beyond real estate professionals to other types of business professionals will help us increase our volume of purchase mortgages and maintain a higher ratio of purchase mortgage business when compared to refinance mortgage business.

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

We currently broker more than 75% of our loans to more than 20 lenders. As we become more experienced in managing our warehouse line of credit, we expect that we will increase the volume of loans that we fund through our warehouse line of credit. We do not engage in the practice of servicing loans. All of the loans funded by our warehouse line are sold out of the line within 30 days. The proceeds of the loans sold out of our warehouse line are used to repay the line of credit that originally funded the loans.

In the first quarter of fiscal year 2003, our loan originations increased by 56% to $45.0 million on 202 loans from $28.9 million on 146 loans in the first quarter of fiscal year 2002. Our net loss from operations for the first quarter of fiscal year 2003 was ($391,737) compared to a net loss from operations of ($1,203,960) in the first quarter of fiscal 2002, a decrease of 68%. For the first quarter of fiscal year 2003, revenues increased 68% to $910,707 from $543,579 in the first quarter of 2002. Total operating expenses decreased by 27% to ($1,233,388) for the first quarter of 2003 from ($1,681,789) in the first quarter of 2002.

Loan Origination and Broker Fee Income. We recognize fees from purchase mortgage loan originations at closing if the loan is brokered by us instead of warehoused by us. Loan origination income increased 100% to $906,109 in first quarter of fiscal year 2003 from $453,082 in the first quarter of fiscal year 2002. The primary factor that contributed significantly to the increase in revenue per loan we experienced during the first quarter of 2003 compared to the first quarter of 2002 was the better margins that we received from the lending institutions we utilized due to better relations with them and our improved understanding of which institutions provide better margins.

Gains on Sale of Mortgage Loans. When we warehouse loans, we seek to sell those loans in the secondary markets. Our gains and losses from the sale of mortgage loans are affected by several factors including (i) competitive market forces affecting our pricing structure at the time of origination, (ii) interest rate increases or decreases between the time that we commit to originate or purchase loans and the time that we commit to sell the loans in the secondary markets,
(iii) price subsidies and (iv) the recognition of gains relating to originated mortgage servicing rights. Our net gain on the sales of mortgage loans from our loan warehousing operations was $3,468 in the first quarter of 2003 compared to $72,939 in the first quarter of 2002. The reason for the decrease in the first quarter of 2003 was a departure of personnel responsible for warehouse operations and managements' decision to decrease warehouse operations until suitable personnel have been installed.

Interest Income. Interest income consists primarily of the difference between the interest income received on mortgage loans and the interest that we pay on the short-term bank borrowings used to finance mortgage loans prior to the sale of the loan into the secondary market. The conditions that affect net interest income from period to period include the relationship between prevailing mortgage rates and short-term borrowing rates, the mix of fixed-rate and adjustable rate mortgage loans held for sale and the average holding period before the loans are sold. Interest income also includes interest received on our cash accounts. Interest income in the first quarter of 2003 was $1,130 compared to $17,558 for the first quarter of 2002.

The major components of our total expenses are (i) compensation (including commissions) and benefits, and (ii) general and administrative expenses. Total operating expenses decreased by 27% to ($1,233,388) for the first quarter of 2003 from ($1,681,789) in the first quarter of 2002. Payments of commissions for loan originations increased by 68% to ($232,283) for the first quarter of 2003 from ($138,490) for the first quarter of 2002. Non-commission employee compensation decreased by 50% to ($363,125) for the first quarter of 2003 from ($724,841) for the first quarter of 2002.


Non Cash Expenses

During the first quarter of 2003, the Company incurred non-cash operating expenses for depreciation and amortization, forgiveness of current year salaries and interest expense associated with amortization of debt discount and deferred financing costs. Depreciation and amortization increased to $98,231 in the first quarter of 2003 from $90,784 in the first quarter of 2002. Salaries forgiven by officers of the Company decreased to $53,000 in the first quarter of 2003 from $128,833 from the first quarter of 2002. Interest expense associated with the amortization of debt discount and deferred financing costs decreased to $35,400 in the first quarter of 2003 from $65,750 in the first quarter of 2002.


Equipment Leasing

We are expanding our business operations into the equipment leasing market through our wholly owned subsidiary EliteAgents Leasing, Inc. Our focus will be to provide leasing services to small and medium-sized customers. This is part of our overall strategy of utilizing our sales distribution model (consisting of a direct sales force and sales through network sites) in multiple markets. The Web-based leasing software system that we are developing internally uses many of the same features as the Web-based technology used in our loan origination business. We did not generate any significant revenues in the equipment leasing market during the three months ended March 31, 2003.


Income Taxes

We have incurred net operating losses since inception and, therefore, we have not incurred any income taxes. We have a net operating tax loss carry forward of approximately $9,323,000. However, due to certain limitations established by the Internal Revenue Code, the amount of net operating loss carryforwards available for use in any one year is limited.

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

Liquidity and Capital Resources

As of March 31, 2003, we had a cash balance of $83,695 and a working capital deficiency of $1,977,000. We believe that we may continue to incur negative cash flows from operating activities for the foreseeable future. To control spending, we have implemented several expense control measures. Funds amounting to over 15% of our current operating expenses are being used to pay down past bills incurred for professional services and for equipment. For Milestone to continue its business operations as a going concern increase sales production and engage in marketing efforts, with a goal of generating positive net income on a monthly basis, it will be necessary for us to immediately obtain additional funding and to continue to control expenses. However, there can be no assurance that we will be able to obtain additional capital on terms acceptable to us. See "Need for additional financing; uncertainty of additional financing" in the "Risk Factors" section of Milestone's Annual Report on Form 10-KSB filed on April 15, 2003, as amended by Milestone's Form 10-KSB/A filed on April 30, 2003.

Milestone has received a non-binding financing proposal from a bank to provide a significant amount of debt financing for our proposed acquisitions and for working capital purposes. Assuming that the debt financing transaction and the acquisitions are consummated and perform as expected, we anticipate that the financing we will receive from this bank and the cash generated by the two companies Milestone intends to acquire will enable Milestone to execute our business strategy and will be sufficient to meet Milestone's working capital needs for the next twelve months.

Milestone has accrued significant accounts payable in connection with the negotiation of one of the proposed acquisitions, and in the event that we do not obtain the debt financing, our need to obtain alternative sources of financing in order to continue our ongoing business operations and satisfy our accounts payable will be increased.

Net cash used in operating activities was $109,545 for the three months ended March 31, 2003, as compared to net cash used in operations of $198,528 for the three months ended March 31, 2002. The decrease in net cash used in operating activities was primarily due to the reduction in the net operating loss during the three months ended March 31, 2003, as compared to the three months ended March 31, 2002.

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

On March 1, 2002, we initiated an offering of up to $1.15 million in unregistered convertible debentures to accredited investors. The convertible debentures bear interest at 10% per year and can be converted at any time at the option of the holder into shares of our unregistered common stock at $0.20 per share. The convertible debentures mature on September 1, 2003. In addition, holders of the convertible debentures receive one share of our unregistered common stock for each $1.00 of convertible debentures purchased. We closed this offering during the first quarter of 2002. We raised $350,000 from this offering. The notes and shares issued in this offering were exempt from registration requirements pursuant to the exemption from registration contained in Rule 506 of Regulation D of the Securities Act of 1933 as amended to date. The proceeds of these raises have been used to fund operating expenses, increase advertising and marketing in the mortgage division, and launch the equipment leasing division. At various times during 2002, holders converted the debentures into 375,000 shares of the Company's common stock. The debentures that were converted had an aggregate principal balance of $75,000.

In September 2002 Milestone initiated a new private placement to raise capital to fund our due diligence costs and other transaction costs associated with our pending acquisitions, to pay down certain accounts payable and to fund operating expenses. Milestone is offering up to 110,000 Units for $10 per Unit. Each Unit consists of (i) 50 shares of Milestone's unregistered common stock, (ii) a warrant exercisable for up to 25 shares of Milestone's unregistered common stock at an exercise price of $0.40 per share, and (iii) a warrant exercisable for up to 25 shares of Milestone's unregistered common stock at an exercise price of $0.60 per share. The Units will be offered solely to a limited number of accredited investors. The Units have not been registered under the Securities Act of 1933 as amended to date, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. From October 1, 2002 through November 4, 2002, Milestone had raised $145,000 from this offering, and the issued securities were exempt from registration requirements pursuant to the exemption from registration contained in Rule 506 of Regulation D of the Securities Act of 1933 as amended to date.

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

During 2002, certain officers of the Company advanced an aggregate of $221,000 to the Company to fund ongoing operations. The Company issued warrants to purchase 1,080,000 shares of the Company's common stock at an exercise price of $.20 per share that expire on September 30, 2007 in consideration for the provision by these officers of the funding. The securities issued in this transaction were exempt from registration requirements pursuant to the exemption from registration contained in Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933 as amended to date.

The Company maintains a warehouse line of credit with The Provident Bank. The warehouse line of credit is subject to quarterly review.


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

Special Cautionary Notice Regarding Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in "Management's Discussion and Analysis or Plan of Operation" as well as in this Quarterly Report generally. You should carefully review the risks described in this Quarterly Report as well as the risks described in our Annual Report on Form 10-KSB filed on April 15, 2003, as amended by our Form 10-KSB/A filed on April 30, 2003. In addition, when used in this Quarterly Report, the words "anticipates," "plans," "believes," "intends," "estimates," and "expects" and similar expressions are generally intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements or us. We undertake no obligation to revise these forward-looking statements to reflect any future events or circumstances.

Cautionary Statements

We continue to be subject to certain factors that could cause our results to differ materially from expected and historical results. You should carefully review the risks described in this Quarterly Report as well as the risks described in our Annual Report on Form 10-KSB filed on April 15, 2003, as amended by our Form 10-KSB/A filed on April 30, 2003.

ITEM 3.  CONTROLS AND PROCEDURES

We performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in our internal controls or other factors that could significantly affect internal controls subsequent to March 31, 2003.

                           PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the ordinary course of its business, the Company may at times be subject to various legal proceedings. However, the Company is not party to, and is not aware of, pending or threatened litigation that we currently anticipate that would have a material adverse effect on the Company.

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

On March 1, 2002, we initiated an offering of up to $1.15 million in unregistered convertible debentures to accredited investors. The convertible debentures bear interest at 10% per year and can be converted at any time at the option of the holder into shares of our unregistered common stock at $0.20 per share. The convertible debentures mature on September 1, 2003. In addition, holders of the convertible debentures receive one share of our unregistered common stock for each $1.00 of convertible debentures purchased. We closed this offering during the first quarter of 2002. We raised $350,000 from this offering. The notes and shares issued in this offering were exempt from registration requirements pursuant to the exemption from registration contained in Rule 506 of Regulation D of the Securities Act of 1933 as amended to date. The proceeds of these raises have been used to fund operating expenses, increase advertising and marketing in the mortgage division, and launch the equipment leasing division.

In September 2002 Milestone initiated a new private placement to raise capital to fund our due diligence costs and other transaction costs associated with our pending acquisitions, to pay down certain accounts payable and to fund operating expenses. Milestone is offering up to 110,000 Units for $10 per Unit. Each Unit consists of (i) 50 shares of Milestone's unregistered common stock, (ii) a warrant exercisable for up to 25 shares of Milestone's unregistered common stock at an exercise price of $0.40 per share, and (iii) a warrant exercisable for up to 25 shares of Milestone's unregistered common stock at an exercise price of $0.60 per share. The Units will be offered solely to a limited number of accredited investors. The Units have not been registered under the Securities Act of 1933 as amended to date, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Through September 30, 2002, Milestone had not raised any proceeds from this offering. From October 1, 2002 through November 4, 2002, Milestone had raised $145,000 from this offering, and the issued securities were exempt from registration requirements pursuant to the exemption from registration contained in Rule 506 of Regulation D of the Securities Act of 1933 as amended to date.

In 2002, the Company issued 905,575 shares of common stock of the Company in exchange for services. Of the 905,575 shares issued, 890,575 were issued to officers of the Company for the reimbursement of expenses of $43,750. All shares issued to officers were issued through a private placement the Company was then offering to accredited investors. The securities issued in this transaction were exempt from registration requirements pursuant to the exemption from registration contained in Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933 as amended to date.

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


ITEM 5.  OTHER INFORMATION

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for listing the non-audit services approved in the first quarter of 2003 by the Company's Board of Directors to be performed by JH Cohn LLP, the Company's external auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of the Company. The non-audit services approved by the Board of Directors in the first quarter of 2003 (see list below) are each considered by the Company to be other services. Each of the services has been approved in accord with a pre-approval from the Board of Directors.

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

                                            MILESTONE CAPITAL, INC.

Date:  May 19, 2003
                                            By:  /s/  Charles J. DeMory
                                               --------------------------------
                                                      Charles J. DeMory,
                                                      Chairman,
                                                      Chief Executive Officer
                                                      and President


Date: May 19, 2003                           /s/  John Mangel III
                                             ----------------------------------
                                                  John Mangel III,
                                                  Chief Financial Officer and
                                                  Executive Vice President

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


Date:  May 19, 2003                         /s/  Charles J, DeMory
                                            -----------------------------------
                                                 Charles J. DeMory, Chairman,
                                                 Chief Executive Officer and
                                                 President

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


Date: May 19, 2003                          /s/  John Mangel III
                                            -----------------------------------
                                                 John Mangel III,
                                                 Chief Financial Officer and
                                                 Executive Vice President