Form 10QSB
period 2003-06-30
MILESTONE CAPITAL INC
filed 2003-08-19
CIK 817129

As Filed with the Securities and Exchange Commission on August 19, 2003
==============================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                                   (Mark One)

                [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 30, 2003

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


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 19, 2003, the registrant had 82,077,000 shares of common stock, no par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

================================================================================

                    MILESTONE CAPITAL, INC. AND SUBSIDIARIES




                                                                           PAGE
                                                                           ----

Part I - Financial Information

Item I.    Financial Statements

           Condensed Consolidated Balance Sheet at June 30, 2003
            (Unaudited)                                                     F-2

           Condensed Consolidated Statements of Operations
           Six and Three Months Ended June 30, 2003 and 2002
            (Unaudited)                                                     F-3

           Condensed Consolidated Statement of Changes in Stockholders'
           Deficiency
           Six Months Ended June 30, 2003 (Unaudited)                       F-4

           Condensed Consolidated Statements of Cash Flows
           Six Months Ended June 30, 2003 and 2002 (Unaudited)              F-5

           Notes to Condensed Consolidated Financial Statements            F-6/9

Item 2.    Management's Discussion and Analysis or Plan of Operation         2

Item 3.    Controls and Procedures                                           7


Part II - Other Information

Item 5.    Other Information                                                 8

Item 6.    Exhibits and Reports on Form 8-K                                  8

           Signatures                                                        9

                    Milestone Capital, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheet
                                  June 30, 2003
                                   (Unaudited)

                                     ASSETS

Current assets:
     Cash                                                          $      1,837
     Mortgage loans held for sale                                       534,000
     Prepaid expenses and other receivables                             177,183
                                                                   ------------
         Total current assets                                           713,020

Property and equipment, net                                             505,525
Deferred acquisition costs                                              490,833
Other assets                                                             58,746
                                                                   ------------

         Totals                                                    $  1,768,124
                                                                   ============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

Current liabilities:
     Borrowings under warehouse line of credit                     $    534,000
     Accounts payable and accrued expenses                            1,526,243
     Notes payable (including related party of $350,811)                430,591
     Convertible debt                                                   275,000
     Current portion of capital lease obligations                       176,915
                                                                   ------------
         Total current liabilities                                    2,942,749

Capital lease obligations, net of current portion                        11,174
Other liabilities                                                        29,114
                                                                   ------------
         Total liabilities                                            2,983,037
                                                                   ------------

Commitments and contingencies

Stockholders' deficiency:
     Preferred stock, no par value; 5,000,000 shares authorized;
         none issued                                                       --
     Common stock, no par value; 500,000,000 shares authorized;
         82,077,000 shares issued and outstanding                     7,831,885
     Additional paid-in capital                                       3,817,078
     Accumulated deficit                                            (12,863,876)
                                                                   ------------
              Total stockholders' deficiency                         (1,214,913)
                                                                   ------------

              Totals                                               $  1,768,124
                                                                   ============


See Notes to Condensed Consolidated Financial Statements.



                              Milestone Capital, Inc. and Subsidiaries

                           Condensed Consolidated Statements of Operations
                          Six and Three Months Ended June 30, 2003 and 2002
                                             (Unaudited)



                                               Six Months                    Three Months
                                             Ended June 30,                 Ended June 30,
                                      ----------------------------    ----------------------------
                                          2003            2002            2003            2002
                                      ------------    ------------    ------------    ------------

Revenue:
    Broker fee income                 $    913,974    $    477,508    $    435,552    $     77,392
    Loan origination and processing        982,840         373,798         555,153         320,832
    Gain on sale of loans                   23,539         100,546          20,071          27,607
    Interest                                 3,499          26,642           2,369           9,084
    Other                                    8,895                           8,895
                                      ------------    ------------    ------------    ------------
       Totals                            1,932,747         978,494       1,022,040         434,915
                                      ------------    ------------    ------------    ------------

Operating expenses:
    Direct                                 820,395         315,512         512,453         221,505
    General and administrative           1,796,285       2,177,950         872,198         599,675
    Interest                                 1,359          25,033                          15,526
                                      ------------    ------------    ------------    ------------
       Totals                            2,618,039       2,518,495       1,384,651         836,706
                                      ------------    ------------    ------------    ------------

Loss from operations                      (685,292)     (1,540,001)       (362,611)       (401,791)
Other interest expense                      94,658         184,253          25,602         118,503
                                      ------------    ------------    ------------    ------------

Net loss                              $   (779,950)   $ (1,724,254)   $   (388,213)   $   (520,294)
                                      ============    ============    ============    ============


Basic loss per common share           $       (.01)   $       (.02)   $       ( - )   $       (.01)
                                      ============    ============    ============    ============


Basic weighted average common
    shares outstanding                  82,077,000      80,131,326      82,077,000      81,111,692
                                      ============    ============    ============    ============


See Notes to Condensed Consolidated Financial Statements.

                                                F-3



                                     Milestone Capital, Inc. and Subsidiaries

                       Condensed Consolidated Statement of Changes in Stockholders' Deficiency
                                          Six Months Ended June 30, 2003
                                                    (Unaudited)



                              Series A Convertible          Series B Convertible
                                Preferred Stock               Preferred Stock                  Common Stock
                           ---------------------------   ---------------------------   ---------------------------
                              Shares         Amount         Shares         Amount         Shares         Amount
                           ------------   ------------   ------------   ------------   ------------   ------------
Balance, January 1, 2003           --             --             --             --       82,077,000   $  7,831,885

Forgiveness of Salaries            --             --             --             --             --             --

Reversal of Unearned
   Compensation                    --             --             --             --             --             --

Net Loss                           --             --             --             --             --             --
                           ------------   ------------   ------------   ------------   ------------   ------------

Balance, June 30, 2003             --     $       --             --     $       --       82,077,000   $  7,831,885
                           ============   ============   ============   ============   ============   ============


                                                       F-4



                         Milestone Capital, Inc. and Subsidiaries

           Condensed Consolidated Statement of Changes in Stockholders' Deficiency
                              Six Months Ended June 30, 2003
                                        (Unaudited)



                            Additional
                             Paid-in         Unearned       Accumulated
                             Capital       Compensation       Deficit         Total
                           ------------    ------------    ------------    ------------
Balance, January 1, 2003   $  4,049,524    $   (329,028)   ($12,083,926)   $   (531,545)

Forgiveness of Salaries          96,582            --              --            96,582

Reversal of Unearned
   Compensation                (329,028)        329,028            --              --

Net Loss                           --              --          (779,950)       (779,950)
                           ------------    ------------    ------------    ------------

Balance, June 30, 2003     $  3,817,078    $       --      $(12,863,876)   $ (1,214,913)
                           ============    ============    ============    ============


See Notes to Condensed Consolidated Financial Statements.

                                        F-4(Con't)



                                     Milestone Capital, Inc. and Subsidiaries

                                  Condensed Consolidated Statements of Cash Flows
                                      Six Months Ended June 30, 2003 and 2002
                                                    (Unaudited)



                                                                                          2003           2002
                                                                                       -----------    -----------
Operating activities:
    Net loss                                                                           $  (779,950)   $(1,724,254)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                       196,462        194,307
       Issuance of common stock to consultant in connection with reverse acquisition                      221,250
       Forgiveness of current year salaries                                                 96,582        175,665
       Charges to interest expense associated with:
          Beneficial conversion feature                                                                   152,850
          Amortization of debt discount and deferred financing costs                        35,400         29,365
       Amortization of unearned compensation                                                               91,090
       Issuance of shares in exchange for services                                                        276,473
       Deferred acquisition costs                                                            5,000
       Changes in operating assets and liabilities:
          Mortgage loans held for sale                                                     (85,700)       972,479
          Prepaid expenses and other receivables                                           (84,698)        21,786
          Other assets                                                                                         69
          Borrowings under warehouse line of credit                                         85,700       (967,200)
          Accounts payable and accrued expenses                                            284,079         34,747
          Other liabilities                                                                 (7,278)         4,359
                                                                                       -----------    -----------
              Net cash used in operating activities                                       (254,403)      (517,014)
                                                                                       -----------    -----------

Investing activities - purchases of property and equipment                                                (45,970)
                                                                                                      -----------

Financing activities:
    Proceeds from issuance of convertible debentures                                                      305,000
    Payments of notes payable                                                              (15,000)
    Proceeds from notes payable                                                            114,500        140,000
    Payments under capital lease obligations                                                              (44,158)
    Net proceeds from sale of common stock                                                                214,000
                                                                                       -----------    -----------
              Net cash provided by financing activities                                     99,500        614,842
                                                                                       -----------    -----------

Net increase (decrease) in cash                                                           (154,903)        51,858
Cash, beginning of period                                                                  156,740          6,257
                                                                                       -----------    -----------

Cash, end of period                                                                    $     1,837    $    58,115
                                                                                       ===========    ===========

Supplemental disclosure of noncash investing and financing activities:
    Reversal of unearned compensation                                                  $   329,028
                                                                                       ===========
    Common stock related transactions:
       Conversion of convertible debt and accrued interest thereon into shares
          of common stock                                                                             $   620,046
                                                                                                      ===========

       Issuance of common stock in connection with convertible debentures                             $   164,853
                                                                                                      ===========

    Other noncash investing and financing activities:
       Acquisition of property and equipment under capital lease obligations                          $    59,034
                                                                                                      ===========


See Notes to Condensed Consolidated Financial Statements.

                                                        F-5

                    Milestone Capital, Inc. and Subsidiaries

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

            Elite has continued its mortgage banking activities and other financial services subsequent to the Exchange. It has focused on mortgage loan originations through the uses of the internet and proprietary technology. In addition, effective May 8, 2002, Milestone formed a wholly-owned subsidiary, EliteAgents Leasing Services, Inc. ("Leasing"), for the purpose of establishing equipment financing and leasing operations. Leasing had not generated significant revenues as of June 30, 2003.

                    Milestone Capital, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



Note 1 - Organization and business (concluded):
            The "Company" as used herein refers to Elite prior to January 3, 2002, the date of the Exchange and Milestone together with Elite and Leasing subsequent to that date.

            In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of June 30, 2003, its results of operations for the six and three months ended June 30, 2003 and 2002, its changes in stockholders' equity for the six months ended June 30, 2003 and its cash flows for the six months ended June 30, 2003 and 2002. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements as of December 31, 2002 and for the year then ended and the notes thereto (the "Audited Financial Statements") and the other information included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 that was previously filed with the SEC.

            The results of the Company's operations for the six and three months ended June 30, 2003 are not necessarily indicative of the results of operations to be achieved for the full year ending December 31, 2003.


Note 2 - Basis of presentation:
            The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2003, the Company had a working capital deficiency of $2,230,000. In addition, the Company had net losses of $780,000 and $3,210,000 and negative cash flows from operating activities of $254,000 and $777,000 for the six months ended June 30, 2003 and the year ended December 31, 2002, respectively. Management believes it is probable that the Company will need to obtain additional equity or debt financing to be able to sustain its operations until it can achieve profitability, if ever.

                    Milestone Capital, Inc. and Subsidiaries

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

            To enable the Company to sustain its operations through at least June 30, 2004 and, ultimately, complete its marketing and development program and achieve profitability, management plans to seek additional financing for the Company through sales of debt and equity securities. However, management cannot assure that the Company will be able to obtain the necessary additional debt or equity financing on acceptable terms and, accordingly, management cannot assure that the Company will be able to sustain its operations through at least June 30, 2004.

            The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amount and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 - Net earnings (loss) per common share:
            The Company presents "basic" earnings (loss) per common share and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings (loss) per common share is calculated by dividing income or loss applicable to common stock by the weighted average number of common shares outstanding during each period. As of June 30, 2003 and 2002, the Company had 20,049,560 and 30,406,977 of potentially dilutive securities.

Note 4 - Convertible debentures:
            As of June 30, 2003, convertible debentures consist of notes that bear interest at 10%, can be converted at any time at the option of the holder or the Company into shares of the Company's common stock at $.20 per share and were initially scheduled to mature on March 1, 2003; however, the maturity date was extendable for six months at the discretion of the Company. During the six months ended June 30, 2003, the company exercised its right to extend the maturity date of the outstanding debentures until September 1, 2003 (see Note 9 to the Audited Financial Statements).

                    Milestone Capital, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 5 - Stockholders' equity:

            Stock option plan:
               Pursuant to the terms of the Exchange, the Company adopted Milestone's stock option plan. The exchange agreement further required the Board of Directors of the Company to ratify the plan within one year of the consummation of the Exchange. As the plan was never ratified, options to purchase 9,344,392 shares of the Company's common stock were effectively cancelled. As a result, during the six months ended June 30, 2003, the Company reversed unearned compensation associated with such options totaling $329,028 (see Note 10 to the Audited Financial Statements).

            Forgiveness of officer salaries:
               During the six months ended June 30, 2003, officers of the Company forgave aggregate salaries of $96,582. Such amount was treated as a contribution to capital.

Note 6 - Income taxes:
            As of June 30, 2003, the Company had net operating loss carryforwards of approximately $9,700,000 available to reduce future Federal and state taxable income which, if not used, will expire at various dates through 2023. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, if any, the Company offset the deferred tax assets attributable to the potential benefits of approximately $3,880,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of June 30, 2003.

            The Company had also offset the potential benefits of $3,157,000 from net operating loss carryforwards by an equivalent valuation allowance as of June 30, 2002. As a result of the increases in the valuation allowance of $151,000 and $206,000 during the six months ended June 30, 2003 and 2002, respectively, there are no credits for income taxes reflected in the accompanying consolidated statements of operations to offset pre-tax losses.

            Due to certain limitations established by the internal revenue code, the amount of net operating loss carryforwards available for use in any one year is limited.

Note 7- Net worth requirements:
            The Company is subject to various minimum net worth requirements pursuant to various state and HUD-imposed mandates as well as requirements from its permanent investors. As of June 30, 2003, the Company was required to maintain an adjusted minimum net worth of $250,000. As of June 30, 2003, the Company did not meet such minimum net worth requirements. If such requirements are not properly cured, the Company's ability to continue as a going concern in the mortgage banking industry could be impaired. In addition, at various times during the year, the Company's net worth may be less than required minimum amounts.

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

Significant Transactions

In July 2002, Milestone entered into a non-binding letter of intent to acquire a mortgage-banking corporation that conducts business in approximately 30 states and generated approximately $1.8 billion in mortgage originations during the period from January 1, 2002 to December 31, 2002. This entity generates revenues from retail, wholesale and correspondent operations. Through this transaction, Milestone may also acquire a mortgage document preparation corporation and title agency corporation. The original letter of intent has expired and the parties have verbally agreed to extend the letter of intent. Milestone expects to complete this transaction during the third quarter of 2003.

In October 2002, Milestone entered into a non-binding letter of intent to acquire a mortgage broker operating in twelve states. This broker generated approximately $2.0 billion in mortgage originations from retail operations and strategic partnerships during the period from January 1, 2002 to December 31, 2002. The original letter of intent has expired and the parties have verbally agreed to extend the letter of intent. Milestone expects to complete this transaction during the fourth quarter of 2003.
Milestone has received a non-binding financing proposal to fund both of the aforementioned proposed transactions through debt and equity financing to be obtained from a public bank and a merchant bank, respectively. The debt and equity financing and closing of each acquisition is subject to the successful completion of due diligence reviews, execution of acceptable purchase and lending agreements and receipt of various approvals.

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

The accounting policies and estimates used as of December 31, 2002, which are included in the notes to the consolidated financial statements in the Company's previously filed Form 10-KSB filed on April 15, 2003, as amended by the Company's Form 10-KSB/A filed on April 30, 2003, have been applied consistently for the quarter ended June 30, 2003.

Results of Operations


2001 was the first full year in which we utilized our current sales distribution model and Web-based technology in our loan origination business, and we continued this activity in 2002 and the first six months of 2003. Since 2001, we have increased our user base to include business professionals such as accountants, financial planners and insurance agents in addition to real estate professionals, and we have benefited from this broadened user base. Our sales and marketing strategy going forward is to focus on various types of business professionals who may have clients in need of either purchase or refinance mortgages. We believe that expanding our user base beyond real estate professionals to other types of business professionals will help us increase our volume of purchase mortgages and maintain a higher ratio of purchase mortgage business when compared to refinance mortgage business.

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

In the second quarter of fiscal year 2003, our loan origination volume increased by 165% to $50.3 million on 226 loans from $19.0 million on 92 loans in the second quarter of fiscal year 2002. Our net loss from operations for the second quarter of fiscal year 2003 was ($362,611) compared to a net loss from operations of ($401,791) in the second quarter of fiscal 2002, a decrease of 10%. For the second quarter of fiscal year 2003, revenues increased 135% to $1,022,040 from $434,915 in the second quarter of 2002. Total operating expenses increased by 65% to ($1,384,651) for the second quarter of 2003 from ($836,706) in the second quarter of 2002.

For the first six months of fiscal year 2003, our loan origination volume increased by 100% to $95.3 million on 428 loans from $47.7 million on 238 loans in the first six months of fiscal year 2002. Our net loss from operations for the first six months of fiscal year 2003 was ($685,292) compared to a net loss from operations of ($1,540,001) in the first six months of fiscal 2002, a decrease of 56%. For the first six months of fiscal year 2003, revenues increased 98% to $1,932,747 from $978,494 in the first six months of 2002. Total operating expenses increased by 4% to ($2,618,033) for the first six months of 2003 from ($2,518,495) in the first six months of 2002.

Loan Origination and Broker Fee Income. We recognize fees from purchase mortgage loan originations at closing if the loan is brokered by us instead of warehoused by us. Loan origination and broker fee income increased 151% to $999,705 in the second quarter of fiscal year 2003 from $398,224 in the second quarter of fiscal year 2002. Loan origination and broker fee income increased 123% to $1,896,814 in first six months of fiscal year 2003 from $851,306 in the first six months of fiscal year 2002. The primary factor that contributed significantly to the increase in revenue per loan we experienced during the second quarter and first six months of 2003 compared to the second quarter and first six months of 2002 was the better margins that we received from the lending institutions we utilized due to better relations with them and our improved understanding of which institutions provide better margins.

Gains on Sale of Mortgage Loans. When we warehouse loans, we seek to sell those loans in the secondary markets. Our gains and losses from the sale of mortgage loans are affected by several factors including (i) competitive market forces affecting our pricing structure at the time of origination, (ii) interest rate increases or decreases between the time that we commit to originate or purchase loans and the time that we commit to sell the loans in the secondary markets,
(iii) price subsidies and (iv) the recognition of gains relating to originated mortgage servicing rights. Our net gain on the sales of mortgage loans from our loan warehousing operations was $20,071 in the second quarter of 2003 compared to $27,607 in the second quarter of 2002. Our net gain on the sales of mortgage loans from our loan warehousing operations was $23,539 in the first six months of 2003 compared to $100,546 in the first six months of 2002. The reason for the decrease in the second quarter and first six months of 2003 was a departure of personnel responsible for warehouse operations and management's decision to decrease warehouse operations until suitable personnel have been installed.

Interest Income. Interest income consists primarily of the difference between the interest income received on mortgage loans and the interest that we pay on the short-term bank borrowings used to finance mortgage loans prior to the sale of the loan into the secondary market. The conditions that affect net interest income from period to period include the relationship between prevailing mortgage rates and short-term borrowing rates, the mix of fixed-rate and adjustable rate mortgage loans held for sale and the average holding period before the loans are sold. Interest income also includes interest received on our cash accounts. Interest income in the second quarter of 2003 was $2,369 compared to $9,084 for the second quarter of 2002. Interest income in the first six months of 2003 was $3,499 compared to $26,642 for the first six months of 2002.

The major components of our total expenses are (i) compensation (including commissions) and benefits, and (ii) general and administrative expenses. Total operating expenses increased by 65% to ($1,384,651) for the second quarter of 2003 from ($836,706) in the second quarter of 2002. Payments of commissions for loan originations increased by 1,074% to ($441,477) for the second quarter of 2003 from ($37,602) for the second quarter of 2002. Non-commission employee compensation decreased by 7% to ($351,228) for the second quarter of 2003 from ($375,864) for the second quarter of 2002.

For the first six months of 2003, total operating expenses increased by 4% to ($2,618,039) from ($2,518,495) for the first six months of 2002. Payments of commissions for loan originations increased by 283% to ($673,760) for the second quarter of 2003 from ($176,092) for the second quarter of 2002. Non-commission employee compensation decreased by 35% to ($714,353) for the second quarter of 2003 from ($1,100,705) for the second quarter of 2002.


Non Cash Expenses

During the second quarter of 2002, the Company incurred non-cash operating expenses for depreciation and amortization, forgiveness of current year salaries and interest expense associated with amortization of debt discount and deferred financing costs. Depreciation and amortization decreased to $98,231 in the second quarter of 2003 from $104,123 in the second quarter of 2002. Depreciation and amortization charges were $196,462 and $194,307 for the first six months of fiscal 2003 and 2002, respectively. Salaries forgiven by officers of the Company were $43,582 and $46,832 for the three months ended June 30, 2003 and 2002, respectively and $96,582 for the six months ended June 30, 2003. Interest expense associated with the amortization of debt discount and deferred financing costs was $116,465 during the three months ended June 30, 2002. The Company did not incur similar charges during the three months ended June 30, 2003. Such interest charges were $35,400 and $182,215 for the first six months of fiscal 2003 and 2002, respectively.


Equipment Leasing

We are expanding our business operations into the equipment leasing market through our wholly owned subsidiary EliteAgents Leasing, Inc. Our focus will be to provide leasing services to small and medium-sized customers. This is part of our overall strategy of utilizing our sales distribution model (consisting of a direct sales force and sales through network sites) in multiple markets. The Web-based leasing software system that we are developing internally uses many of the same features as the Web-based technology used in our loan origination business. We did not generate any significant revenues in the equipment leasing market during the six months ended June 30, 2003.

Income Taxes

We have incurred net operating losses since inception and, therefore, we have not incurred any income taxes. We have a net operating tax loss carry forward of approximately $9,700,000. However, due to certain limitations established by the Internal Revenue Code, the amount of net operating loss carryforwards available for use in any one year is limited.

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

Liquidity and Capital Resources

As of June 30, 2003, we had a cash balance of $1,837 and a working capital deficiency of $2,230,000. We believe that we may continue to incur negative cash flows from operating activities for the foreseeable future. To control spending, we have implemented several expense control measures. For Milestone to continue its business operations as a going concern increase sales production and engage in marketing efforts, with a goal of generating positive net income on a monthly basis, it will be necessary for us to immediately obtain additional funding and to continue to control expenses. However, there can be no assurance that we will be able to obtain additional capital on terms acceptable to us. See "Need for additional financing; uncertainty of additional financing" in the "Risk Factors" section of Milestone's Annual Report on Form 10-KSB filed on April 15, 2003, as amended by Milestone's Form 10-KSB/A filed on April 30, 2003.

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

Net cash used in operating activities was $254,403 for the six months ended June 30, 2003, as compared to net cash used in operations of $517,014 for the six months ended June 30, 2002. The decrease in net cash used in operating activities was primarily due to the reduction in the operating net loss during the six months ended June 30, 2003, as compared to the six months ended June 30, 2002.

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

During the first six months of 2003, certain officers of the Company advanced an aggregate of $34,500 to fund ongoing operations. This debt accrues interest at 10% per year and matures in May 2004. Another person advanced an aggregate of $45,000 in May 2003 to fund ongoing operations. The Company is obligated to repay this debt in 10 equal monthly payments of $5,000, beginning in July 2003. The Company has not yet begun to repay this debt. In addition, another person advanced an aggregate of $30,000 in February 2003 to fund ongoing operations. This debt accrues interest at 10% per year and matures in February 2004. The Company has already repaid $15,000 of the amount due under this loan.

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

Special Cautionary Notice Regarding Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in "Management's Discussion and Analysis or Plan of Operation" as well as inthis Quarterly Report generally. You should carefully review the risks described in this Quarterly Report as well as the risks described in our Annual Report on Form 10-KSB filed on April 15, 2003, as amended by our Form 10-KSB/A filed on April 30, 2003. In addition, when used in this Quarterly Report, the words "anticipates," "plans," "believes," "intends," "estimates," and "expects" and similar expressions are generally intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements or us. We undertake no obligation to revise these forward-looking statements to reflect any future events or circumstances.

Cautionary Statements

We continue to be subject to certain factors that could cause our results to differ materially from expected and historical results. You should carefully review the risks described in this Quarterly Report as well as the risks described in our Annual Report on Form 10-KSB filed on April 15, 2003, as amended by our Form 10-KSB/A filed on April 30, 2003.

ITEM 3.  CONTROLS AND PROCEDURES

          (a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, management including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of that evaluation, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures effectively provided reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

          (b) Changes in internal controls. There was no change in internal controls over financial reporting during the quarter ended June 30, 2003 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.


PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the ordinary course of its business, the Company may at times be subject to various legal proceedings. However, the Company is not party to, and is not aware of, pending or threatened litigation that we currently anticipate that would have a material adverse effect on the Company.

ITEM 2.  CHANGES IN SECURITIES

During the first fiscal quarter of 2002, we engaged in two capital raising initiatives. In February 2002, we closed an offering of unregistered common stock of Milestone from which we raised $214,000 through the sale of 4,356,184 shares. The shares issued in this transaction were exempt from registration requirements pursuant to the exemption from registration contained in Rule 506of Regulation D of the Securities Act of 1933 as amended to date.

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


ITEM 5.  OTHER INFORMATION

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for listing the non-audit services approved in the second quarter of 2003 by the Company's Board of Directors to be performed by JH Cohn LLP, the Company's external auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of the Company. The non-audit services approved by the Board of Directors in the second quarter of 2003 (see list below) are each considered by the Company to be other services. Each of the services has been approved in accord with a pre-approval from the Board of Directors.

During the quarterly period covered by this filing, the Board of Directors approved new or recurring engagements of JH Cohn for the following non-audit services: due diligence review related to the proposed acquisitions discussed above.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 31.1 - Certification of CEO pursuant to Section 302 of the
               Sarbanes-Oxley Act of  2002

Exhibit 31.2 - Certification of CFO pursuant to Section 302 of the
               Sarbanes-Oxley Act of  2002

Exhibit 32.1 - Certification of CEO pursuant to Section 906 of the
               Sarbanes-Oxley Act of  2002

Exhibit 32.2 - Certification of CFO pursuant to Section 906 of the
               Sarbanes-Oxley Act of  2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MILESTONE CAPITAL, INC.

Date:  August 19, 2003                      /s/  Charles J. DeMory
                                            -----------------------------------
                                                 Charles J. DeMory, Chairman,
                                                 Chief Executive Officer and
                                                 President


Date: August 19, 2003                       /s/  John Mangel III
                                            -----------------------------------
                                                 John Mangel III,
                                                 Chief Financial Officer and
                                                 Executive Vice President