Form 10QSB
period 2003-09-30
MILESTONE CAPITAL INC
filed 2003-12-19
CIK 817129

==============================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

    OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2003

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

(Address of principal executive offices)

(973) 808-5770

(Issuer's Telephone Number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of September 30, 2003, the registrant had 82,077,000 shares of common stock, no par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

================================================================================

#

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Milestone Capital, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

Nine and Three Months Ended September 30, 2003 and 2001

(Unaudited)

Nine Months

Three Months

Ended September 30,

Ended September 30,

2003

2002

2003

2002

Revenue

Broker Fee Income

$   1,199,030

$       781,070

$       602,808

$     303,561

Loan Origination and Processing

1,296,935

714,221

20,675

340,423

Gain/Loss Sale of Mortgage

19,207

214,100

-4,332

113,553

Other Revenue

            2,426

           42,008

           15,269

       14,422

Totals

2,517,597

1,751,398

634,420

771,960

Operating Expenses

Direct

864,053

577,784

304,937

262,273

General and Administrative

2,065,230

3,219,084

432,820

1,041,133

Interest

            1,359

          71,846

                    0

           7,936

Totals

2,930,642

3,868,714

737,756

1,311,342

Loss From Operations

(413,045)

(2,177,316)

(103,336)

(539,382)

Other Interest Expense

        141,987

         221,840

          47,282

        76,464

Net Loss

      (550,032)

   (2,339,156)

     (150,618)

    (615,846)

Basic Loss Per Common Share

            (0.01)

            (0.03)

           (0.00)

          (0.01)

Basic Weighted Average Common

  Shares Outstanding

   82,077,000

    80,649,513

   82,077,000

  81,539,912

#

Milestone Capital, Inc. and Subsidiaries

Condensed Consolidated Balance Sheet

September 30, 2003

(Unaudited)

ASSETS

Current Assets

Cash

$       17,388

Mortgage Loans Held for Sale

534,000

Prepaid Expenses and Other Receivables

      172,547

Total Current Assets

      723,935

Property and Equipment, Net

474,880

Deferred Acquisition costs

490,833

Other Assets

        79,047

Total Assets

$ 1,768,695

LIABILITIES & STOCKHOLDERS’ DEFICIENCY

Liabilities

Current Liabilities

Borrowing Under Warehouse Line of Credit

$     534,000

Accounts Payable and Accrued Expenses

1,752,486

Notes Payable

430,591

Convertible Debt

275,000

Current Portion of Capital Lease Obligations

      176,915

Total Current Liabilities

3,168,992

Capital Lease Obligations, Net of Current Portion

11,174

Other Liabilities

        29,114

Total Liabilities

3,209,280

Shareholders’ Deficiency

Common Stock, no par value; 500,000,000 shares

  authorized; 82,077,000 shares issued and outstanding

7,831,885

Additional paid-in capital

3,817,078

Accumulated deficit

(13,089,548)

Total Stockholders’ Deficiency

(1,440,585)

Totals

$ 1,768,695

#

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

The financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included.

For further information refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.

The Company did not have the financial resources to retain our outside accounting firm to review our internal controls over financial reporting during the quarter ended September 30, 2003.  Management does not believe that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

#

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF 1995. Statements contained in this filing that are not based on historical fact, including without limitation statements containing the words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect" and similar words, constitute "forward-looking statements". These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which Medinex Systems, Inc. ("we", "Medinex" or “Company”) operates; technology changes; the competition we face; changes in our business strategy or development plans; the high leverage of Medinex; our ability to attract and retain qualified personnel; existing governmental regulations and changes in, or our failure to comply with, governmental regulations; liability and other claims asserted against us; it's our ability or the ability of our third-party suppliers to take corrective action in a timely manner with respect to changing government regulations; and other factors referenced in our filings with the Securities and Exchange Commission.

Significant Events

NOTICE OF FILING OF BANKRUPTCY PETITION AND SALE OF OPERATING ASSETS on November 27, 2002, the company and its subsidiary, Elite Agents Mortgage Services, Inc. (formerly known as Elite Agents, Inc.) (collectively with the company), filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy code in the US Bankruptcy Court for the District of New Jersey, in Newark (Case Nos. 03-41805 and 03-41806).  Both companies filed a Motion pursuant to Rule 1015(b) of the Federal Rules of Bankruptcy procedure directing joint administration of the proceedings.  This allows the companies to continue to operate while a plan of reorganization is finalized.  We are pursuing the opportunity to acquire another mortgage company that has significant mortgage processor infrastructure in place.  We are also trying to evolve Milestone into a technology licensing company that would provide our software, for compensation, to other mortgage companies.  We further have ceased the origination of any new mortgage loans.  There are no assurances that either strategy will be successful, and we may be forced to close the company and sell the assets.  All discussions regarding the financial condition and results of operations should be read in conjunction with the pending Chapter 11 proceedings.  No funds were available for distribution to stockholders after all approved bankruptcy administration expenses were paid and distributions have been made to the Company’s creditors whose claims exceeded the Company’s potential resources from the sale of its operating assets and public shell.

GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. Other than as required by law, we disclaim any obligation to update information concerning the factors mentioned above or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

CERTAIN DISCUSSIONS WHICH FOLLOW REGARDING THE DESCRIPTION OF BUSINESS REFER TO THE OPERATING BUSINESS PRIOR TO BEING DISCONTINUED DUE TO THE BANKRUPTCY.

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

#

Results of Operations

Based on the challenges we have experienced in hiring mortgage professionals; and in particular mortgage processors, during the boom period in the residential mortgage industry, Milestone has determined that our growth objectives can best be met through acquisitions of complementary companies or by becoming a software licensing firm.  We are pursuing both opportunities.

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

We currently broker more than 95% of our loans to more than 20 lenders. We do not engage in the practice of servicing loans.  All of the loans funded by our warehouse line were sold out of the line within 30 days. The proceeds of the loans sold out of our warehouse line are used to repay the line of credit that originally funded the loans.

Our net loss from operations for the third quarter of fiscal year 2003 was ($119,679) compared to a net loss from operations of ($539,382) in the third quarter of fiscal 2002, a decrease of 81%. For the third quarter of fiscal year 2003, revenues decreased 18% to $618,077 from $771,960 in the third quarter of 2002. Total operating expenses decreased by 44% to ($737,756) for the third quarter of 2003 from ($1,311,342) in the third quarter of 2002. Our net loss from operations for the first nine months of fiscal year 2003 was ($413,045) compared to a net loss from operations of ($2,117,316) in the first nine months of fiscal 2002.  For the first nine months of fiscal year 2003, revenues increased to $2,517,597 from $1,751,398 in the first nine months of 2002. Total operating expenses decreased to ($2,930,642) for the first nine months of 2003 from ($3,868,714) in the first nine months of 2002.

Loan Origination and Broker Fee Income. We recognize fees from purchase mortgage loan originations at closing if the loan is brokered by us instead of warehoused by us. Loan origination income decreased 3% to $623,483 in fiscal third quarter 2003 from $643,984 in fiscal third quarter 2002.  For the nine months ending September 30, 2003, loan origination income increased to $ 2,495,965 from $ 1,495,291 in the first nine months of 2002.  The primary factor that contributed significantly to the increase in revenue per loan we experienced during the third quarter of 2003 compared to the third quarter of 2002 was the better margins that we received from the lending institutions we utilized due to better relations with them and our improved understanding of which institutions provide better margins.

Gains on Sale of Mortgage Loans. When we warehouse loans, we seek to sell those loans in the secondary markets. Our gains and losses from the sale of mortgage loans are affected by several factors including (i) competitive market forces affecting our pricing structure at the time of origination, (ii) interest rate increases or decreases between the time that we commit to originate or purchase loans and the time that we commit to sell the loans in the secondary markets, (iii) price subsidies and (iv) the recognition of gains relating to originated mortgage servicing rights. Our net gain on the sales of mortgage loans from our loan warehousing operations was $19,207 for the first nine months of 2002.  We did not actively engage in the usage of our warehouse line due to staffing issues.

The major components of our total expenses are (i) direct expenses (including commissions), and (ii) general and administrative expenses. Total operating expenses decreased by 44% to ($737,756) for the third quarter of 2003 from ($1,131,342) in the third quarter of 2002. Direct expenses increased by 16% to ($304,937) for the third quarter of 2003 from ($262,273) for the third quarter of 2002. General and administrative expenses decreased by 44% to ($432,820) for the third quarter of 2003 from ($1,041,133) for the third quarter of 2002.

Total operating expenses decreased to ($2,930,642) for the first nine months of 2003 from ($3,868,714) in the first nine months of 2002. Direct expenses increased by to ($864,053) for the first nine months of 2003 from ($577,784) for the first nine months of 2002. General and administrative expenses decreased to ($2,065,230) for the first nine months of 2003 from ($3,219,084) for the first nine months of 2002.

The Company capitalized professional fees of $490,833 incurred in connection with the prospective acquisitions of three related entities in the mortgage banking industry discussed above.

Equipment Leasing

The subsidiary ceased operations in the third quarter due to an inability to place any lease transactions.

Income Taxes

We have incurred net operating losses since inception and, therefore, we have not incurred any income taxes. We have a net operating tax loss carry forward of approximately $9,700,000 as of June 30, 2003. However, due to certain limitations established by the Internal Revenue Code, the amount of net operating loss carry-forward available for use in any one year is limited.

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

Liquidity and Capital Resources

Milestone Capital is currently in Chapter 11 bankruptcy due to liquidity and capital resource issues.  We are pursuing the opportunity to acquire another mortgage company that has significant mortgage processor infrastructure in place.  We are also trying to evolve Milestone into a technology licensing company that would provide our software, for compensation, to other mortgage companies.  We further have ceased the origination of any new mortgage loans.  There are no assurances that either strategy will be successful and we may be forced to close the company and sell the assets.  The Company is currently soliciting potential acquirers of the various assets of the Company.

As of September 30, 2003, we had a cash balance of $17,388 and a working capital deficiency in excess of $2,200,000. We believe that we may continue to incur negative cash flows from operating activities for the foreseeable future.  There can be no assurance that we will be able to obtain additional capital on terms acceptable to us or complete the transactions previously discussed. See "Need for additional financing; uncertainty of additional financing" in the "Risk Factors" section of Milestone's Annual Report on Form 10-KSB filed on April 15, 2003, as amended by Milestone's Form 10-KSB/A filed on April 30, 2003.

Milestone has accrued significant accounts payable in connection with the negotiation of one of the proposed acquisitions, and in the event that we do not obtain the debt financing, our need to obtain alternative sources of financing in order to continue our ongoing business operations and satisfy our accounts payable will be increased.

Net cash used in operating activities was $413,045 for the nine months ended September 30, 2003, as compared to net cash used in operations of $2,117,316 for the nine months ended September 30, 2002. The decrease in net cash used in operating activities was primarily due to the reduction in the net operating loss during the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002.

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

ITEM 3.

CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.  As of the end of the period covered by this report, management including our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon, and as of the date of that evaluation, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures effectively provided reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

(b)  Changes in internal controls.   The Company did not have the financial resources to retain our outside accounting firm to review our internal controls over financial reporting during the quarter ended September 30, 2003.  Management does not believe that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The Company is currently in Chapter 11 bankruptcy proceedings within the federal court system.  The Company is pursuing several strategies to exit from Chapter 11 as a solvent going concern; however, no assurances can be made that the Company will be successful.  The Company is also pursuing potential acquirers of the various assets of the Company as an alternative to any form of re-organization.

NOTICE OF FILING OF BANKRUPTCY PETITION AND SALE OF OPERATING ASSETS on November 27, 2002, the company and its subsidiary, Elite Agents Mortgage Services, Inc. (formerly known as Elite Agents, Inc.) (collectively with the company), filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy code in the US Bankruptcy Court for the District of New Jersey, in Newark (Case Nos. 03-41805 and 03-41806).  Both companies filed a Motion pursuant to Rule 1015(b) of the Federal Rules of Bankruptcy procedure directing joint administration of the proceedings.  This allows the companies to continue to operate while a plan of reorganization is finalized.  We are pursuing the opportunity to acquire another mortgage company that has significant mortgage processor infrastructure in place.  We are also trying to evolve Milestone into a technology licensing company that would provide our software, for compensation, to other mortgage companies.  We further have ceased the origination of any new mortgage loans.  There are no assurances that either strategy will be successful, and we may be forced to close the company and sell the assets.  All discussions regarding the financial condition and results of operations should be read in conjunction with the pending Chapter 11 proceedings.  No funds were available for distribution to stockholders after all approved bankruptcy administration expenses were paid and distributions have been made to the Company’s creditors whose claims exceeded the Company’s potential resources from the sale of its operating assets and public shell.

GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. Other than as required by law, we disclaim any obligation to update information concerning the factors mentioned above or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

CERTAIN DISCUSSIONS WHICH FOLLOW REGARDING THE DESCRIPTION OF BUSINESS REFER TO THE OPERATING BUSINESS PRIOR TO BEING DISCONTINUED DUE TO THE BANKRUPTCY.

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

ITEM 5.

OTHER INFORMATION

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for listing the non-audit services approved in the third quarter of 2003 by the Company's Board of Directors. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of the Company. The non-audit services approved by the Board of Directors in the third quarter of 2003 (see list below) are each considered by the Company to be other services. . The Registrant was unable to have its financial statements reviewed by its auditors in accordance with Regulation S-X Article 10-01d.  When the Registrant has the necessary financial resources, the appropriate review will be conducted and the required filings will be amended.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 31.1 – Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of  2002

Exhibit 31.2 – Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of  2002

Exhibit 32.1 – Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of  2002

Exhibit 32.2 – Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of  2002

#

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 MILESTONE CAPITAL, INC.

Date:  December 12,, 2003

/s/   Charles J. DeMory____________

Charles J. DeMory, Chairman,

Chief Executive Officer and President

Date:  December 12, 2003

/s/   John Mangel III______________

John Mangel III, Chief Financial

Officer and Executive Vice President

#

CERTIFICATIONS

Exhibit 31.1

Certification Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Charles J. DeMory, Chief Executive Officer of Milestone Capital, Inc., certify that:

1.

I have reviewed this Quarterly Report on Form 10-QSB of Milestone Capital, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this report;

4.

The issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the issuer’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the issuer’s internal control over financial reporting; and

5.

The issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the issuer’s auditors and the audit committee of the issuer’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the issuer’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer’s internal control over financial reporting.

Date:  December 12, 2003

/s/   Charles J. DeMory____________

Charles J. DeMory, Chief Executive

Officer and President

#

Exhibit 31.2

Certification Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, John Mangel III, Chief Financial Officer of Milestone Capital, Inc., certify that:

1.

I have reviewed this Quarterly Report on Form 10-QSB of Milestone Capital, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this report;

4.

The issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the issuer’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the issuer’s internal control over financial reporting; and

5.

The issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the issuer’s auditors and the audit committee of the issuer’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the issuer’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer’s internal control over financial reporting.

Date:  December 12 , 2003

/s/   John Mangel III______________

John Mangel III, Chief Financial

Officer and Executive Vice President

#

Exhibit 32.1

Certification pursuant to 18 U.S.C. Section 1350,

as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Form 10-QSB of Milestone Capital, Inc. (the “Company”) for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned certifies, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of their knowledge and belief, that:

1)

the Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

1)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

This certification is made solely for purpose of 18 U.S.C. § 1350 and not for any other purpose.  A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signatures that appear in typed form within the electronic version of this written statement required by Section 906, has been provided to Milestone Capital, Inc. and will be retained by Milestone Capital, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Date:  December 12, 2003

/s/   Charles J. DeMory____________

Charles J. DeMory, Chairman,

Chief Executive Officer and President

#

Exhibit 32.2

Certification pursuant to 18 U.S.C. Section 1350,

as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Form 10-QSB of Milestone Capital, Inc. (the “Company”) for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned certifies, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of their knowledge and belief, that:

1)

the Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

This certification is made solely for purpose of 18 U.S.C. § 1350 and not for any other purpose.  A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signatures that appear in typed form within the electronic version of this written statement required by Section 906, has been provided to Milestone Capital, Inc. and will be retained by Milestone Capital, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Date:  December 12, 2003

/s/   John Mangel III______________

John Mangel III, Chief Financial

Officer and Executive Vice President

#