Form 10QSB/A
period 2003-09-30
MILESTONE CAPITAL INC
filed 2004-01-08
CIK 817129

==============================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

Nine and Three Months Ended September 30, 2003 and 2002

(Unaudited)

Nine Months

Three Months

Ended September 30,

Ended September 30,

2003

2002

2003

2002

Revenue

Broker Fee Income

$   1,199,030

$       781,070

$       553,238

$     303,561

Loan Origination and Processing

1,296,934

714,220

20,675

340,424

Gain/Loss Sale of Mortgage

19,207

214,100

(4,332)

113,553

Other Revenue

            2,426

           42,008

           15,269

       14,422

Totals

2,517,597

1,751,398

584,850

771,960

Operating Expenses

Direct

864,053

577,784

43,658

262,273

General and Administrative

2,515,820

3,219,084

719,535

1,041,133

Interest

            1,359

          71,846

                    0

           7,936

Totals

3,381,232

3,868,714

763,193

1,311,342

Loss From Operations

(863,635)

(2,177,316)

(178,343)

(539,382)

Other Interest Expense

        141,987

         221,840

          47,329

        76,464

Net Loss

    $  (1,005,622)

 $  (2,339,156)

   $  (225,672)

  $  (615,846)

Basic Loss Per Common Share

            (0.01)

            (0.03)

           (0.00)

          (0.01)

Basic Weighted Average Common

  Shares Outstanding

   82,077,000

    80,649,513

   82,077,000

  81,539,912

#

Milestone Capital, Inc. and Subsidiaries

Condensed Consolidated Balance Sheet

September 30, 2003

(Unaudited)

ASSETS

Current Assets

Cash

$       17,388

Mortgage Loans Held for Sale

534,000

Prepaid Expenses and Other Receivables

      172,547

Total Current Assets

      723,935

Property and Equipment, Net

474,880

Deferred Acquisition costs

490,833

Other Assets

        79,047

Total Assets

$ 1,768,695

LIABILITIES & STOCKHOLDERS’ DEFICIENCY

Liabilities – subject to compromise in the Bankruptcy

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

7,831,885

Additional paid-in capital

3,817,078

Accumulated deficit

(13,089,548)

Total Stockholders’ Deficiency

 (1,440,585)

Totals

$ 1,768,695

#

Milestone Capital, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2003 and 2002

(Unaudited)

2003

2002

Operating activities:

Net loss

$(1,005,622)

$(2,339,156)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization

227,107

292,327

Issuance of common stock to consultant in connection with reverse acquisition

--

221,250

Forgiveness of current year salaries

96,582

266,665

Charges to interest expense associated with:

Beneficial conversion feature

--

169,600

Amortization of debt discount and deferred financing costs

35,400

81,288

Amortization of unearned compensation

--

136,635

Deferred acquisition costs

5,000

--

Issuance of shares in exchange for services

--

519,473

Changes in operating assets and liabilities:

Mortgage loans held for sale

(85,700)

705,636

Prepaid expenses and other receivables

(80,622)

24,435

Other assets

(20,301)

69

Borrowings under warehouse line of credit

85,700

(702,500)

Accounts payable and accrued expenses

510,882

217,654

Other liabilities

      (7,278)

           717

Net cash used in operating activities

  (238,852)

 (454,777)

Investing activities

Purchases of property and equipment

--

(48,017)

Deferred acquisition costs

               --

 (121,758)

Net cash used in investing activities

               --

 (169,775)

Financing activities:

Proceeds from issuance of convertible debentures

--

305,000

Payments of notes payable

 (15,000)

(50,000)

Proceeds from notes payable

114,500

251,331

Payments under capital lease obligations

--

(76,065)

Net proceeds from sale of common stock

              --

   214,000

Net cash provided by financing activities

     99,500

   689,026

Net increase (decrease) in cash

(139,352)

64,474

Cash, beginning of period

    156,740

       6,257

Cash, end of period

$    17,388

$    70,731

Supplemental disclosure of noncash investing and financing activities:

Reversal of unearned compensation

$  329,028

Common stock related transactions:

Conversion of convertible debt and accrued interest thereon

into shares of common stock

$   645,346

Issuance of common stock in connection with convertible

debentures

$   210,878

Other noncash investing and financing activities:

Foregiveness of prior year salaries

$     41,667

Acquisition of property and equipment under capital lease obligations

$    59,034

See Notes to Condensed Consolidated Financial Statements.

#

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

Elite continued its mortgage banking activities and other financial services subsequent to the Exchange. It focused on mortgage loan originations through the uses of the internet and proprietary technology. In addition, effective May 8, 2002, Milestone formed a wholly-owned subsidiary, EliteAgents Leasing Services, Inc. ("Leasing"), for the purpose of establishing equipment financing and leasing operations. Leasing had not generated significant revenues as of September 30, 2003.

On September 26, 2003, Milestone Capital, Inc. (the “Company”) and its subsidiary, Elite Agents Mortgage Services, Inc. (formerly known as EliteAgents, Inc.) (collectively with the Company, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy

#

Milestone Capital, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and business (cont’d):

Court for the District of New Jersey, in Newark (Case Nos. 03-41805 and 03-41806). In addition, the Debtors filed a motion pursuant to Rule 1015(b) of the Federal Rules of Bankruptcy procedure directing joint administration of the above-referenced cases.

The "Company" as used herein refers to Elite prior to January 3, 2002, the date of the Exchange and Milestone together with Elite and Leasing subsequent to that date.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of September 30, 2003, its results of operations for the nine and three months ended September 30, 2003 and 2002, its changes in stockholders' equity for the nine months ended September 30, 2003 and its cash flows for the six months ended September 30, 2003 and 2002. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements as of December 31, 2002 and for the year then ended and the notes thereto (the "Audited Financial Statements") and the other information included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 that was previously filed with the SEC.

The Company’s liabilities are currently subject to compromise during the development of its Plan.

Note 2 - Basis of presentation and Going Concern:

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception.

On September 26, 2003, Milestone Capital, Inc. (the “Company”) and its subsidiary, Elite Agents Mortgage Services, Inc. (formerly known as Elite Agents, Inc.) (collectively with the Company, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of New Jersey, in Newark (Case Nos. 03-41805 and 03-41806). In addition, the Debtors filed a motion pursuant to Rule 1015(b) of the Federal Rules of Bankruptcy procedure directing joint administration of the above-referenced cases.

#

Milestone Capital, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2 - Basis of presentation and Going Concern (continued):

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

(Unaudited)

Note 2 - Basis of presentation and Going Concern (continued):

Standards No. 123, "Accounting For Stock-Based Compensation" ("SFAS 123"), of net income or loss as if a fair value based method of accounting for stock options and warrants had been applied.

In accordance with SFAS 123, the Company will recognize the cost of preferred or common shares, options, warrants and other equity instruments issued to nonemployees as consideration for services as expense of the periods in which the related services are F-6 rendered by a charge to compensation cost or another appropriate expense or prepaid expense account and a corresponding credit to additional paid-in capital. Generally, cost will be determined based on the fair value of the equity instruments at the date of issuance. The fair value of shares, options, warrants and similar equity instruments were estimated based on the minimum value method prior to the Exchange and the Black-Scholes option pricing method after the Exchange (which are methods that meet the criteria set forth in SFAS 123) and the assumption that all of the options or other equity instruments will ultimately vest. The effect of actual forfeitures will be recognized as they occur.

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

#

Milestone Capital, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2 - Basis of presentation and Going Concern (continued):

Reclassifications: Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2003 presentation.  In the current fiscal year, the operating results of the Company which filed for bankruptcy protection in September 2003, have been reclassified as discontinued operations for all periods presented.  See Note 9.

Note 3 - Net earnings (loss) per common share:

The Company presents "basic" earnings (loss) per common share and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings (loss) per common share is calculated by dividing income or loss applicable to common stock by the weighted average number of common shares outstanding during each period. As of September 30, 2003 and 2002, the Company had 20,049,560 and 30,406,977 of potentially dilutive securities.

Note 4 - Convertible debentures:

As of September 30, 2003, convertible debentures consist of notes that bear interest at 10%, can be converted at any time at the option of the holder or the Company into shares of the Company's common stock at $.20 per share and were initially scheduled to mature on March 1, 2003; however, the maturity date was extendable for six months at the discretion of the Company. During the six months ended June 30, 2003, the company exercised its right to extend the maturity date of the outstanding debentures until September 1, 2003 (see Note 9 to the Audited Financial Statements).

Note 5 - Stockholders' equity:

Stock option plan:
Pursuant to the terms of the Exchange, the Company adopted Milestone's stock option plan. The exchange agreement further required the Board of Directors of the Company to ratify the plan within one year of the consummation of the Exchange. As the plan was never ratified, options to purchase 9,344,392 shares of the Company's common stock were effectively cancelled. As a result, during the nine months ended September 30, 2003, the Company reversed unearned compensation associated with such options totaling $329,028 (see Note 10 to the Audited Financial Statements).

Forgiveness of officer salaries:

During the six months ended June 30, 2003, officers of the Company forgave aggregate salaries of $96,582. Such amount was treated as a contribution to capital.  No salaries were forgiven to the subsequent three months ending September 30, 2003.

#

Milestone Capital, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 - Income taxes:

As of September 30, 2003, the Company had net operating loss carryforwards of approximately $9,700,000 available to reduce future Federal and state taxable income which, if not used, will expire at various dates through 2023. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, if any, the Company offset the deferred tax assets attributable to the potential benefits of approximately $3,880,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of June 30, 2003.

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

Note 7- Net worth requirements:

The Company is subject to various minimum net worth requirements pursuant to various state and HUD-imposed mandates as well as requirements from its permanent investors. As of July 1, 2003, the Company was required to maintain an adjusted minimum net worth of $250,000. As of September 30, 2003, the Company did not meet such minimum net worth requirements.

Note 8- Petition For Relief  Under Chapter 11:

On September 26, 2003, Milestone Capital, Inc. (the “Company”) and its subsidiary, Elite Agents Mortgage Services, Inc. (formerly known as EliteAgents, Inc.) (collectively with the Company, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of New Jersey, in Newark (Case Nos. 03-41805 and 03-41806).  In addition, the Debtors filed a motion pursuant to Rule 1015(b) of the Federal Rules of Bankruptcy procedure directing joint administration of the above-referenced cases. Under Chapter 11, certain claims against the debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the debtor continues business operations as debtor-in-possession.  Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreement to by parties in interest) of allowed claims for contingencies and other disputed amounts.  Claims secured against a debtor’s assets (“secured

#

Milestone Capital, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8- Petition For Relief  Under Chapter 11 (cont’d):

claims”) also are stayed, although the holders of such claims have the right to move the court for relief from the stay.  Secured claims are secured primarily by liens on a debtor’s property, plant, and equipment.

#

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF 1995. Statements contained in this filing that are not based on historical fact, including without limitation statements containing the words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect" and similar words, constitute "forward-looking statements". These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which Milestone Capital, Inc. ("we", "Milestone" or “Company”) operates; technology changes; the competition we face; changes in our business strategy or development plans; the high leverage of Milestone; our ability to attract and retain qualified personnel; existing governmental regulations and changes in, or our failure to comply with, governmental regulations; liability and other claims asserted against us; it's our ability or the ability of our third-party suppliers to take corrective action in a timely manner with respect to changing government regulations; and other factors referenced in our filings with the Securities and Exchange Commission.

Significant Events

NOTICE OF FILING OF BANKRUPTCY PETITION AND SALE OF OPERATING ASSETS on September 26, 2003, the company and its subsidiary, Elite Agents Mortgage Services, Inc. (formerly known as Elite Agents, Inc.) (collectively with the company), filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy code in the US Bankruptcy Court for the District of New Jersey, in Newark (Case Nos. 03-41805 and 03-41806).  Both companies filed a Motion pursuant to Rule 1015(b) of the Federal Rules of Bankruptcy procedure directing joint administration of the proceedings.  This allows the companies to continue to operate while a plan of reorganization is finalized.  We are pursuing the opportunity to acquire another mortgage company that has significant mortgage processor infrastructure in place.  We are also trying to evolve Milestone into a technology licensing company that would provide our software, for compensation, to other mortgage companies.  We further have ceased the origination of any new mortgage loans.  There are no assurances that either strategy will be successful, and we may be forced to close the company and sell the assets.  All discussions regarding the financial condition and results of operations should be read in conjunction with the pending Chapter 11 proceedings.  No funds were available for distribution to stockholders after all approved bankruptcy administration expenses were paid and distributions have been made to the Company’s creditors whose claims exceeded the Company’s potential resources from the sale of its operating assets and public shell.

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

Our net loss from operations for the third quarter of fiscal year 2003 was ($225,672) compared to a net loss from operations of ($615,846) in the third quarter of fiscal 2002, a decrease of 81%. For the third quarter of fiscal year 2003, revenues decreased 18% to $584,850 from $771,960 in the third quarter of 2002. Total operating expenses decreased by 44% to ($763,193) for the third quarter of 2003 from ($1,311,342) in the third quarter of 2002. Our net loss from operations for the first nine months of fiscal year 2003 was ($863,635) compared to a net loss from operations of ($2,117,316) in the first nine months of fiscal 2002.  For the first nine months of fiscal year 2003, revenues increased to $2,517,597 from $1,751,398 in the first nine months of 2002. Total operating expenses decreased to ($3,381,232) for the first nine months of 2003 from ($3,868,714) in the first nine months of 2002.

Loan Origination and Broker Fee Income. We recognize fees from purchase mortgage loan originations at closing if the loan is brokered by us instead of warehoused by us. Loan origination income decreased to $573,913 in fiscal third quarter 2003 from $643,984 in fiscal third quarter 2002.  For the nine months ending September 30, 2003, loan origination income increased to $ 2,495,965 from $ 1,495,291 in the first nine months of 2002.  The primary factor that contributed significantly to the increase in revenue per loan we experienced during the third quarter of 2003 compared to the third quarter of 2002 was the better margins that we received from the lending institutions we utilized due to better relations with them and our improved understanding of which institutions provide better margins.

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

Total operating expenses decreased to ($3,381,232) for the first nine months of 2003 from ($3,868,714) in the first nine months of 2002. Direct expenses increased by to ($864,053) for the first nine months of 2003 from ($577,784) for the first nine months of 2002. General and administrative expenses decreased to ($2,515,820) for the first nine months of 2003 from ($3,219,084) for the first nine months of 2002.

The Company capitalized professional fees of $490,833 incurred in connection with the prospective acquisitions of three related entities in the mortgage banking industry discussed above.

Equipment Leasing

The subsidiary ceased operations in the third quarter due to an inability to place any lease transactions.

#

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

Net cash used in operating activities was $238,852 for the nine months ended September 30, 2003, as compared to net cash used in operations of $454,777 for the nine months ended September 30, 2002. The decrease in net cash used in operating activities was primarily due to the reduction in the net operating loss during the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002.

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

#

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

NOTICE OF FILING OF BANKRUPTCY PETITION AND SALE OF OPERATING ASSETS on September 26, 2003, the company and its subsidiary, Elite Agents Mortgage Services, Inc. (formerly known as Elite Agents, Inc.) (collectively with the company), filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy code in the US Bankruptcy Court for the District of New Jersey, in Newark (Case Nos. 03-41805 and 03-41806).  Both companies filed a Motion pursuant to Rule 1015(b) of the Federal Rules of Bankruptcy procedure directing joint administration of the proceedings.  This allows the companies to continue to operate while a plan of reorganization is finalized.  We are pursuing the opportunity to acquire another mortgage company that has significant mortgage processor infrastructure in place.  We are also trying to evolve Milestone into a technology licensing company that would provide our software, for compensation, to other mortgage companies.  We further have ceased the origination of any new mortgage loans.  There are no assurances that either strategy will be successful, and we may be forced to close the company and sell the assets.  All discussions regarding the financial condition and results of operations should be read in conjunction with the pending Chapter 11 proceedings.  No funds were available for distribution to stockholders after all approved bankruptcy administration expenses were paid and distributions have been made to the Company’s creditors whose claims exceeded the Company’s potential resources from the sale of its operating assets and public shell.

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

#

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

 MILESTONE CAPITAL, INC.

Date:  January 6, 2004

/s/   Charles J. DeMory

Charles J. DeMory, Chairman,

Chief Executive Officer and President

Date:  January 6, 2004

/s/   John Mangel III

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

Date:  January 6, 2004

/s/   Charles J. DeMory

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

Date:  January 6, 2004

/s/   John Mangel III

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

Date:  January 6, 2004

/s/   Charles J. DeMory

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

Date:  January 6, 2004

/s/   John Mangel III

John Mangel III, Chief Financial

Officer and Executive Vice President

#