Form 10-K
period 2003-12-31
TELESTONE TECHNOLOGIES CORP
filed 2004-09-16
CIK 817129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2003

Commission File Number:  033-15096-D

TELESTONE TECHNOLOGIES CORPORATION

(formerly Milestone Capital, Inc.)

(Exact name of registrant as specified in its charter)

Delaware	84-1111224
-----------	---------------
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

275 Madison Avenue, 64th Floor, New York, NY 10016

(212) 880-3794

(Registrant’s Address and Telephone Number of Principal Executive Offices

and Principal Place of Business)

Securities registered pursuant to Section 12(b) of the Exchange Act:   None

Securities registered pursuant to Section 12(g) of the Exchange Act:   Common stock,

    par value $0.001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [   ]

State issuer’s revenues for its most recent fiscal year: $2,517,597.

State by the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of August 16, 2004, approximately 98,540 shares of the registrant’s common stock, no par value per share (“Common Stock”), were trading at an average bid and asked price of $32.88 per share, and the aggregate market value of the Common Stock of the registrant held by non-affiliates was approximately $3,650.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of August 16, 2004, 99,917 shares of the issuer’s Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one):   Yes [   ]    No [ X ]

#

TELESTONE TECHNOLOGIES CORPORATION

FORM 10-KSB

FOR THE YEAR ENDED DECEMBER 31, 2003

Table of Contents

PART I

Item 1

Description of Business

Item 2

Description of Property

Item 3

Legal Proceedings

Item 4

Submission of Matters to a Vote of Security Holders

PART II

Item 5

Market for Common Equity and Related Stockholder

Matters

Item 6

Management's Discussion and Analysis or Plan of

Operations

Item 7

Financial Statements

Item 8

Changes in and Disagreements with Accountants on

Accounting and Financial Disclosure

PART III

Item 9

Directors, Executive Officers, Promoters and Control

Persons; Compliance with Section 16(a) of the Exchange

Act

Item 10

Executive Compensation

Item 11

Security Ownership of Certain Beneficial Owners and

Management

Item 12

Certain Relationships and Related Transactions

Item 13

Exhibits and Reports on Form 8-K

PART I

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

NOTICE OF FILING OF BANKRUPTCY PETITION AND SALE OF OPERATING ASSETS On September 26, 2003, Milestone Capital, Inc. and its wholly owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”) in order to facilitate the restructuring of the Company’s debt, trade liabilities and other obligations.  The Company is currently operated as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders.  In general, as a debtor-in-possession, the Company was authorized under Chapter 11 to continue to operate as an ongoing business, but not to engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

On October 29, 2003, the first meeting of creditors was held pursuant to Section 341 of the Bankruptcy Code.  The Committee was formed by the United States Trustee.

On or about October 31, 2003, as part of the orderly wind down of its business, the Company ceased all operations at its Fairfield, New Jersey, facility.  Upon motion filed by the Company, the Bankruptcy Court entered an order rejecting the real property lease on October 30, 2003.  On or about November 11, 2003, the Company, the Committee and Orlan Capital obtained authorization from the Bankruptcy Court to turnover substantially all computers and equipment located at the  Fairfield Facility to Orlan, the Company’s primary secured creditor.

The Company substantially consummated the sale of its primary assets by way of two separate sales transactions.  On December 30, 2003, the Court authorized the Company to sell substantially all of their assets, which primarily consisted of mortgage origination software and other related intellectual property to Crystal Pond Capital Partners.  The purchase price for this sale was $500,000, with an initial $100,000 payment.  The $400,000 balance is to be paid over three years out of 25% of the cumulative net-after-tax profit.

The liabilities and subsequent disclosure of unsatisfied creditors of the Company will be adjudicated in future proceedings before the Bankruptcy Court.

GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. Other than as required by law, we disclaim any obligation to update information concerning the factors mentioned above or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

ITEM 1:

DESCRIPTION OF BUSINESS

CERTAIN DISCUSSIONS WHICH FOLLOW REGARDING THE DESCRIPTION OF BUSINESS REFER TO THE OPERATING BUSINESS PRIOR TO BEING DISCONTINUED DUE TO THE PENDING BANKRUPTCY AND SURRENDER OF PART OF THE OPERATIONAL ASSETS ON NOVEMBER 11, 2003, AND SUBSEQUENT SALE ON DECEMBER 30, 2003.

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

On January 3, 2002, Milestone entered into an exchange agreement (the "Exchange") with EliteAgents Mortgage Services, Inc. (formerly EliteAgents, Inc.) ("Elite"), a licensed mortgage banker. As of January 3, 2002, Milestone had, effectively, 9,732 shares of no par common stock outstanding. As of that date, Milestone effectively issued 87,591 shares of common stock as follows: (i) 45,193 shares were issued for all of the outstanding shares of Elite common stock; (ii) 3,094 shares were issued for all of the outstanding shares of Elite Series A preferred stock; (iii) 17,574 shares were issued for all of the outstanding shares of Elite Series B preferred stock; (iv) 15,347 shares were issued for the effective conversion of outstanding Elite convertible debentures with a principal balance of $615,290 and accrued interest of $4,756 into Milestone common stock and (v) 6,383 shares were issued to other investors that had agreed to purchase shares of Elite common stock or had performed services for elite which were payable in shares of Elite common stock. As a result of the exchange, Elite became a wholly-owned subsidiary of Milestone, and Milestone had 97,324 shares of common stock outstanding of which 87,591, or 90%, were owned by the former stockholders of Elite and 9,732 shares, or 10%, were owned by the stockholders of Milestone. Since the former stockholders of Elite became the owners of the majority of the outstanding common shares of Milestone after the Exchange, the Exchange was treated as a "purchase business combination" and a "reverse acquisition" for accounting purposes in which Milestone was the legal acquirer and Elite was the accounting acquirer. As a result, the assets and liabilities of Elite, the accounting acquirer, continued to be recorded at their historical carrying values upon completion of the Exchange. All share and per share amounts set forth herein prior to the Exchange have been retroactively restated to reflect the effects of the Exchange.

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

The Company plans to continue under a Plan of Reorganization to complete and resolve all pending matters until an Order confirming is entered by the Bankruptcy Court.  Under any proposed Plan of Reorganization, a large number of creditors will receive no payment or proceeds and the stockholders are not expected to benefit or receive any distribution.

GENERAL

THE FOLLOWING INFORMATION IS APPLICABLE TO THE COMPANY UNTIL THE ASSETS OF THE COMPANY WERE IN PART SURRENDERED ON NOVEMBER 11, 2003, AND SOLD ON DECEMBER 30, 2003, PURSUANT TO THE ORDERS OF THE BANKRUPTCY COURT.

The Company, through EliteAgents, was a financial services marketing organization that sought to optimize its business operations through the use of proprietary technology. EliteAgents delivered its financial services through multiple distribution channels: first, through a direct sales force; second, through a network of business professionals ("Professionals") that include accountants, financial planners, insurance agents, consultants, real estate agents, attorneys and homebuilders; third, through commission-only independent contractors; and fourth, through business alliances.  EliteAgents' business operations focused on mortgage loan origination enabled through the use of the Internet and EliteAgents' proprietary technology.

Mortgage Operations

EliteAgents originated mortgage loans for the purchase or refinance of owner-occupied one-to-four family residences and residential investment properties. EliteAgents sold all mortgage loans that it originated or purchased to institutional investors in the secondary mortgage market. EliteAgents became a direct seller for the Farmer Home Loan Mortgage Corporation in September 2001 and was licensed to originate mortgage loans in the states of New Jersey, Connecticut, Florida, Illinois and Pennsylvania.

All loan applications, regardless of source, were approved by EliteAgents in accordance with its underwriting criteria, including loan-to-value ratios, borrower income and credit qualifications, investor requirements, necessary insurance and property appraisal requirements. EliteAgents' underwriting standards also complied with the relevant guidelines set forth by the FHA, VA, FNMA, FHLMC, private institutional investors and/or conduits and private mortgage insurers, as applicable.

EliteAgents received fees from borrowers for the origination of retail loans, generally in the range of one to two percent of the principal amount of the loan, and EliteAgents charged additional fees depending upon market conditions or the corporate objectives concerning loan origination volume and pricing. EliteAgents incurs certain costs in originating loans, including overhead, out-of-pocket costs, interest on money borrowed to finance loans and, when the loans are subject to a purchase commitment from institutional investors, related commitment fees. The volume and type of loans and commitments made by EliteAgents varied with competitive and economic conditions, resulting in fluctuations in revenues from loan originations.

Solicitation of Loan Applicants

EliteAgents followed a marketing strategy which was intended to maximize the efficiency of its loan solicitation and origination activities. This strategy included (i) operating a retail branch office network, (ii) creating commissionable business partnerships with Professionals, (iii) utilizing an incentive compensation structure for its sales force, and (iv) emphasizing prompt and professional customer services.  In accordance with this strategy, EliteAgents operated a network of retail branch offices.

Technology

The EliteAgents technology approach was primarily Web-based using thin client efficiency, i.e., this method of implementation allowed the user to access the servers and files resident at EliteAgents’ data center by simply signing on to the Internet, and did not require that the user maintain any resident software or data files on its computer.  As a delivery mechanism, the Internet was selected as an inexpensive global network, eliminating the costs of software distribution and private leased communication lines.

EliteAgents developed two mortgage origination systems uniquely designed for each type of mortgage originator. The EliteAgents Mortgage System was designed for the Professionals, and the Loan Officer Intelligence System (“LOIS”) was for the experienced Loan Officer.

On December 30, 2003, the Court authorized the Company to sell the mortgage origination software and other related intellectual property to Crystal Pond Capital Partners.  The purchase price for this sale was $500,000, with an initial $100,000 payment.  The $400,000 balance is to be paid over three years out of 25% of the cumulative net-after-tax profit.

Governmental Regulation and Legal Uncertainties

The Company is currently subject to various laws and regulations relating to its business, including those of the Bankruptcy Code.  The Company must adhere to the Orders of the Bankruptcy Court and any Plan of Reorganization.

If the Company were alleged to violate federal, state or foreign civil or criminal laws, even if these claims could be successfully defended, Milestone could be materially adversely affected.

Equipment Leasing

The Company expanded its business operations into the equipment leasing market through its wholly owned subsidiary EliteAgents Leasing.  The focus was to provide leasing services to small and medium-sized customers. This was part of the Company’s overall strategy of utilizing its sales distribution model (consisting of a direct sales force and sales through network sites) in multiple markets.  The Web-based leasing software system that the Company developed internally used many of the same features as the Web-based technology used in the Company’s loan origination business.  The subsidiary ceased operations in the third quarter due to an inability to place any lease transactions.

ITEM 2.

DESCRIPTION OF PROPERTY

CERTAIN DISCUSSIONS WHICH FOLLOW REGARDING THE DESCRIPTION OF PROPERTY REFER TO THE OPERATING BUSINESS PRIOR TO THE ORDER OF THE BANKRUPTCY COURT REJECTING THE REAL PROPERTY LEASE ON OCTOBER 30, 2003.

The Company does not own or rent any real property after December 30, 2003.  The property lease was rejected by the Bankruptcy Court on October 30, 2003.  The following table sets forth the location, approximate size, annual base rent, and lease expiration dates of the Company’s facility prior to the lease rejection by the Bankruptcy Court:

Principal Use and Address	Size (rentable sq. ft.)	Annual Base Rent	Lease Expiration
Corporate office, sales and information technology office: 39 Plymouth Street, Fairfield, New Jersey	17,496	$ 166,212	2005

ITEM 3.

LEGAL PROCEEDINGS

Pre-Chapter 11 Proceedings

In the ordinary course of its business, the Company may at times be subject to various legal proceedings.  However, prior to the filing of the Chapter 11 proceedings, the Company was not a party to, and was not aware of, any pending or threatened litigation that it anticipated would have a material adverse effect on the Company.

Petition for Relief Under Chapter 11

On September 26, 2003, Milestone Capital, Inc. and its wholly owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”) in order to facilitate the restructuring of the Company’s debt, trade liabilities and other obligations.  The Company is currently operated as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders.  In general, as a debtor-in-possession, the Company was authorized under Chapter 11 to continue to operate as an ongoing business, but not to engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

On October 29, 2003, the first meeting of creditors was held pursuant to Section 341 of the Bankruptcy Code.  The Committee was formed by the United States Trustee.

On or about October 31, 2003, as part of the orderly wind down of its business, the Company ceased all operations at its Fairfield, New Jersey, facility.  Upon motion filed by the Company, the Bankruptcy Court entered an order rejecting the real property lease on October 30, 2003.  On or about November 11, 2003, the Company, the Committee and Orlan Capital obtained authorization from the Bankruptcy Court to turnover substantially all computers and equipment located at the  Fairfield Facility to Orlan, the Company’s primary secured creditor.

The Company substantially consummated the sale of its primary assets by way of two separate sales transactions.  On December 30, 2003, the Court authorized the Company to sell substantially all of their assets, which primarily consisted of mortgage origination software and other related intellectual property to Crystal Pond Capital Partners.  The purchase price for this sale was $500,000, with an initial $100,000 payment.  The $400,000 balance is to be paid over three years out of 25% of the cumulative net-after-tax profit.

The liabilities and subsequent disclosure of unsatisfied creditors of the Company will be adjudicated in future proceedings before the Bankruptcy Court.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No meetings of the Company’s stockholders were held during the fiscal year ended December 31, 2003.

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER

MATTERS

#

Common Stock Information

As of August 16, 2004, there were approximately 290 record and beneficial holders of the Company’s Common Stock and a total of 99,917 shares of the Company’s Common Stock were outstanding. The Company’s Common Stock has been traded on the OTC Bulletin Board under the symbol “MLSP”.  The most recent bid price of the Company’s shares were $0.04 per share.

The following table sets forth, for the quarters indicated, the range of high and low bid prices of the Company’s Common Stock:

By Quarter Ended:(1)
	High	Low
Fiscal 2004
March 31, 2004	$ 32.88	$32.88
June 30, 2004	$ 32.88	$32.88

Fiscal 2003
March 31, 2003	$ 82.20	$82.20
June 30, 2003	$147.96	$90.42
September, 2003	$ 16.44	$ 8.22
December, 2003	$ 82.20	$ 8.22

(1) This table has been adjusted for the 822 to 1 reverse stock split.

The quotations set forth above reflect inter-dealer prices, without dealer mark-up, mark-down or commission and may not represent actual transactions.

Dividend Policy

The Company has not paid any dividends since its inception.  The Company currently does not anticipate paying dividends in the foreseeable future.  Future cash dividends, if any, will be at the discretion of the Company’s Board and will depend upon, among other things, the Company’s future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as the Company’s Board may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plan

Pursuant to the terms of the Exchange Agreement with EliteAgents, the Company adopted Milestone’s stock option plan. The exchange agreement further required the Board of Directors of the Company to ratify the plan within one year of the consummation of the Exchange.  As the plan was never ratified, options to purchase 11,368 shares of the Company’s common stock were effectively cancelled.

#

Recent Sales of Unregistered Securities

In connection with the satisfaction of outstanding indebtedness in the amount of $39,625.04, the Company issued 147 shares of the Company's unregistered Common Stock to EARNCO MPP on December 10, 2001. The shares issued in this transaction were exempt from registration requirements pursuant to the exemptions from registration contained in Section 4(2) and/or Regulation D, Rule 506 of the Securities Act of 1933, as amended to date.

From October 2001 through January 2002, EliteAgents undertook an offering of convertible promissory notes. These notes accrued interest at 8% per year and were convertible into Common Stock of EliteAgents at a price per share of $411. The aggregate gross proceeds of the offering were $755,290. The notes issued in this transaction were exempt from registration requirements pursuant to the exemptions from registration contained in Section 4(2) of the Securities Act of 1933, as amended to date. None of the net offering proceeds were, have been or will be paid directly or indirectly to any director, officer, general partner of EliteAgents or Milestone or their associates, persons owning 10% or more of any class of EliteAgents' or Milestone's equity securities, or an affiliate of EliteAgents or Milestone.

In connection with the consummation of the Exchange Transaction on January 3, 2002, the Company issued an aggregate of 84,929 shares of the Company's unregistered Common Stock to the holders of EliteAgents stock in exchange for all of the issued and outstanding shares and convertible promissory notes of EliteAgents. The shares issued in this transaction were exempt from registration requirements pursuant to the exemptions from registration contained in Rule 506 of Regulation D of the Securities Act of 1933 as amended to date. None of the net offering proceeds were, have been or will be paid directly or indirectly to any director, officer, general partner of EliteAgents or Milestone or their associates, persons owning 10% or more of any class of EliteAgents' or Milestone's equity securities, or an affiliate of EliteAgents or Milestone.

Following the consummation of the Exchange Transaction from January 2002 through March 2002, Milestone issued an aggregate of an additional 2,662 shares of Milestone's unregistered Common Stock to purchasers of that Common Stock at a price per share of $41 . The aggregate gross proceeds from the offering were $107,500. The shares issued in this transaction were exempt from registration requirements pursuant to the exemptions from registration contained in Rule 506 of Regulation D of the Securities Act of 1933, as amended to date. None of the net offering proceeds were, have been or will be paid directly or indirectly to any director, officer, general partner of EliteAgents or Milestone or their associates, persons owning 10% or more of any class of EliteAgents' or Milestone's equity securities, or an affiliate of EliteAgents or Milestone.

During the first fiscal quarter of 2002, we engaged in two capital raising initiatives. In February 2002, we closed an offering of unregistered common stock of Milestone from which we raised $214,000 through the sale of 8,949 shares. The shares issued in this transaction were exempt from registration requirements pursuant to the exemption from registration contained in Rule 506 of Regulation D of the Securities Act of 1933 as amended to date. None of the net offering proceeds were, have been or will be paid directly or indirectly to any director, officer, general partner of EliteAgents or Milestone or their associates, persons owning 10% or more of any class of EliteAgents' or Milestone's equity securities, or an affiliate of EliteAgents or Milestone.

On March 1, 2002, we initiated an offering of up to $1.15 million in unregistered convertible debentures to accredited investors. The convertible debentures bear interest at 10% per year and can be converted at any time at the option of the holder into shares of our unregistered common stock at a price of $164 per share. The convertible debentures matured on March 1, 2003, provided, however, the Company at our discretion extended the maturity date for six months to September 1, 2003. The holders of the convertible debentures received one share of our unregistered common stock for each $822 of convertible debentures purchased. We closed this offering during the third quarter of 2002. We raised $350,000 from this offering. The notes and shares issued in this offering were exempt from registration requirements pursuant to the exemption from registration contained in Rule 506 of Regulation D of the Securities Act of 1933 as amended to date. The proceeds of these raises have been used to fund operating expenses, increase advertising and marketing in the mortgage division, and launch the equipment leasing division. At various times during 2002, holders converted the debentures into 456 shares of the Company's common stock. The debentures that were converted had an aggregate principal balance of $75,000. None of the net offering proceeds were, have been or will be paid directly or indirectly to any director, officer, general partner of EliteAgents or Milestone or their associates, persons owning 10% or more of any class of EliteAgents' or Milestone's equity securities, or an affiliate of EliteAgents or Milestone.

In September 2002 Milestone initiated a new private placement to raise capital to fund our due diligence costs and other transaction costs associated with our pending acquisitions, to pay down certain accounts payable and to fund operating expenses. Milestone offered up to 110,000 Units for $10 per Unit. Each Unit consists of (i) 1/16 of one share of Milestone's unregistered common stock, (ii) a warrant exercisable for up to 1/32 of one share of Milestone's unregistered common stock at an exercise price of $329 per share, and (iii) a warrant exercisable for up to 1/32 of one share of Milestone's unregistered common stock at an exercise price of $493 per share. The Units were offered solely to a limited number of accredited investors. The Units have not been registered under the Securities Act of 1933 as amended to date, and were not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Through December 31, 2002, Milestone had raised $210,000 from this offering, and the issued securities were exempt from registration requirements pursuant to the exemption from registration contained in Rule 506 of Regulation D of the Securities Act of 1933 as amended to date. None of the net offering proceeds were, have been or will be paid directly or indirectly to any director, officer, general partner of EliteAgents or Milestone or their associates, persons owning 10% or more of any class of EliteAgents' or Milestone's equity securities, or an affiliate of EliteAgents or Milestone.

During 2002, the Company issued 1,102 shares of common stock of the Company in exchange for services. Of the 1,102 shares issued, 1,083 were issued to officers of the Company for the reimbursement of expenses of $43,750. All shares issued to officers were issued through a private placement the Company was then being offered to accredited investors. The securities issued in this transaction were exempt from registration requirements pursuant to the exemption from registration contained in Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933 as amended to date. None of the net offering proceeds were, have been or will be paid directly or indirectly to any director, officer, general partner of EliteAgents or Milestone or their associates, persons owning 10% or more of any class of EliteAgents' or Milestone's equity securities, or an affiliate of EliteAgents or Milestone.

In addition, during 2002, the Company issued 18 shares of common stock with a fair value of $9,300 in exchange for general and administrative costs. The securities issued in this transaction were exempt from registration requirements pursuant to the exemption from registration contained in Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933 as amended to date. None of the net offering proceeds were, have been or will be paid directly or indirectly to any director, officer, general partner of EliteAgents or Milestone or their associates, persons owning 10% or more of any class of EliteAgents' or Milestone's equity securities, or an affiliate of EliteAgents or Milestone.

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Overview

CERTAIN DISCUSSIONS FOLLOWING REGARDING THE MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION REFER TO THE OPERATING BUSINESS PRIOR TO BEING DISCONTINUED DUE TO PENDING BANKRUPTCY

The following discussion and analysis of our financial condition and results of discontinued operations should be read in conjunction with our consolidated financial statements, including all notes attached to these statements, which appear at the end of this filing. In addition to historical information, the discussion here and elsewhere in this filing contains some forward-looking statements. These statements by their nature involve risks and uncertainties, and should not be construed to imply any promise, certainty or likelihood that these results or trends will necessarily continue in the future. Our actual results in the future may differ significantly from those anticipated by these forward-looking statements, due to many factors including those set out in the "Risk Factors," "Business" and other sections of this filing.

Plan of Operation

On September 26, 2003, the Company filed a petition for protection under Chapter 11 of the United States Bankruptcy Code in the US Bankruptcy Court for the District of New Jersey.  This allows Milestone to continue to operate while a plan of reorganization is finalized.  Liabilities subject to the bankruptcy proceeding include approximately $2,996,247 of post-Petition liabilities, and approximately $-0- of liabilities deferred pursuant to Chapter 11 of the Bankruptcy Code.  These totals are subject to revision through the Proof of Claim process and further proceedings of the Bankruptcy Court.

The Company is under the general supervision of the Office of the United States Trustee for the District of New Jersey.  The Trustee must approve any transactions outside the ordinary course of business.  The day to day operations of the Company are under the control of the officer of the Company as a Debtor in Possession.  Monthly operating and cash flow reports must be submitted to the U.S. Trustee.

All of the following discussions regarding the financial condition and operations of Milestone Capital, Inc. refer to operations which have been transferred and sold due to the Bankruptcy Court Order authorizing the sale of all operational assets on December 30, 2003.  The Company’s plan of operation is to be acquired through a reverse acquisition and become the operating registrant.  This acquisition became effective in August, 2004 and resulted in the Company changing its name to Telestone Technologies Corporation as it was acquired by the Telestone/Success Millions entities.

General

On January 3, 2002, Milestone completed the Exchange Transaction with EliteAgents. As a result of the Exchange Transaction, EliteAgents is a wholly owned operating subsidiary of Milestone for legal purposes and Milestone became a wholly owned subsidiary of EliteAgents for accounting purposes.

In May 2002, Milestone formed a wholly owned subsidiary, EliteAgents Leasing, for the purpose of establishing equipment financing, leasing operations and asset management services. EliteAgents Leasing had not generated any revenues through December 31, 2002. The start-up period has been dedicated to developing strategic relations, banking sources, marketing and contractual materials and hiring and training.  EliteAgents Leasing ceased operations in the third quarter of 2003.

All discussions regarding the financial condition and results of operations should be read in conjunction with the pending Chapter 11 proceedings.  No funds will be available for distribution to stockholders after all approved bankruptcy administration expenses are paid and distributions have been made to the Company’s creditors whose claims exceeded the Company’s potential resources from the sale of its operating assets and public shell.

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

Fair value of equity instruments. In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), issuances of common stock, stock options, warrants or other equity instruments to employees and non-employees as consideration for goods or services received by us are accounted for based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more readily measurable. We estimate the fair value of options using an option-pricing model (generally, the Black-Scholes model) that meets the criteria set forth in SFAS 123 and common stock using the market value of our stock. Such fair value is measured at an appropriate date pursuant to the guidance in the consensus reached for EITF Issue No. 96-18 (generally, the earlier of the date the other party becomes committed to provide goods or services or the date the performance by the other party is complete) and capitalized or expensed as if we had paid cash for the goods or services.

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

Valuation of deferred tax assets. We regularly evaluate our ability to recover the reported amount of our deferred income taxes considering several factors, including our estimate of the likelihood that we will generate sufficient taxable income in future years in which temporary differences reverse. Due to the uncertainties related to, among other things, the extent and timing of future taxable income, we offset our net deferred tax assets by an equivalent valuation allowance as of December 31, 2003.

Valuation of long-lived assets. We assess the recoverability of long-lived tangible and intangible assets with definitive lives whenever we determine that events or changes in circumstances indicate that their carrying amount may not be recoverable. Our assessment is primarily based upon our estimate of future cash flows associated with these assets.

Results of Operations of Prior Discontinued Activities

Based on the challenges we have experienced in hiring mortgage professionals; and in particular mortgage processors, during the boom period in the residential mortgage industry, Milestone has determined that our growth objectives can best be met through reorganization with either complementary companies or by merging with an existing company under a Plan approved by the Bankruptcy Court.  We are pursuing both opportunities.

We generated revenue primarily from (i) loan origination and broker fees, (ii) net gain on the sale of mortgage loans in the secondary market and (iii) interest income received on mortgage loans during the period in which we warehouse loans pending their sale in the secondary market. Loan origination fees, net gain on the sale of mortgage loans and interest income were largely transaction oriented and volume driven.

We brokered more than 95% of our loans to more than 20 lenders. We did not engage in the practice of servicing loans.  All of the loans funded by our warehouse line were sold out of the line within 30 days. The proceeds of the loans sold out of our warehouse line were used to repay the line of credit that originally funded the loans.

Our net loss for the year ended December 31, 2003 was $2,464,702 compared to a net loss of $3,210,320 for the year ended December 31, 2002, a decrease of 23%. For the fiscal year ended December 31, 2003, revenues decreased 3% to $2,517,597 from $2,593,216 for the fiscal year ended December 31, 2002. Total operating expenses decreased by 46% to $2,930,642 for the fiscal year ended December 31, 2003 from $5,397,659 for the fiscal year ended December 31, 2002.  As of September 26, 2003, the Company filed bankruptcy and all operating assets were sold as of December 30, 2003.

Loan Origination and Broker Fee Income

We recognize fees from purchase mortgage loan originations at closing if the loan is brokered by us instead of warehoused by us. Loan origination income decreased to $1,296,935 for the fiscal year ended December 31, 2003 from $2,188,972 for the fiscal year ended December 31, 2002.

Gains on Sale of Mortgage Loans

When we warehoused loans, we sought to sell those loans in the secondary markets. Our gains and losses from the sale of mortgage loans were affected by several factors including (i) competitive market forces affecting our pricing structure at the time of origination, (ii) interest rate increases or decreases between the time that we commit to originate or purchase loans and the time that we commit to sell the loans in the secondary markets, (iii) price subsidies and (iv) the recognition of gains relating to originated mortgage servicing rights. Our net gain on the sales of mortgage loans from our loan warehousing operations was $332,132 for the fiscal year ended December 31, 2002.  We did not actively engage in the usage of our warehouse line due to staffing issues.

Total operating expenses decreased to $2,930,642 for the fiscal year ended December 31, 2003 from $5,397,659 for the fiscal year ended December 31, 2002. General and administrative expenses decreased to $2,065,230 for the fiscal year ended December 31, 2003 from $4,319,783 for the fiscal year ended December 31, 2002.

The Company capitalized professional fees of $495,833 incurred in connection with the prospective acquisitions of three related entities in the mortgage banking industry discussed above and the Chapter 11 proceedings.

#

Equipment Leasing

The subsidiary, EliteAgents Leasing, ceased operations in the third quarter due to an inability to place any lease transactions.

Income Taxes

We have incurred net operating losses since inception and, therefore, we have not incurred any income taxes. We have a net operating tax loss carry forward of approximately $11,427,000 as of December 31, 2003. However, due to certain limitations established by the Internal Revenue Code, the amount of net operating loss carry-forward available for use in any one year is limited.

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

Liquidity and Capital Resources

At December 31, 2003, Milestone had a balance of cash and cash equivalents of $17,388 compared to cash and cash equivalents of $156,740 at December 31, 2002.  The cash reserves are restricted to use approved by the U.S. Bankruptcy Trustee and the Bankruptcy Court with respect to payment of administrative expenses and creditors.

For the years ended December 31, 2003 and 2002, cash used in operating activities was $99,500 and $777,229 respectively.  Cash used in operating activities consisted mostly of funding the Company’s net operating losses and its discontinued operations.

Net cash used by investing activities in the year ended December 31, 2003, was $-0- compared to $48,017 cash used in the year ended December 31, 2002.  Cash provided by financing activities during the year ended December 31, 2003, was $99,500.  During the year ended December 31, 2002, cash provided by financing activities was $975,729.  Most of the activities for which the Company invested cash are now discontinued operations and were sold or surrendered by Order of the Bankruptcy Court.

The Company’s current business plan concentrates on the completion of the sale of its assets and payment of its creditors pursuant to a Plan of Reorganization.  None of the Company’s creditors have been discharged and no final decree has been entered.

Factors Affecting the Future Operations

On September 26, 2003, Milestone Capital, Inc. and its wholly owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”) in order to facilitate the restructuring of the Company’s debt, trade liabilities and other obligations.  The Company is currently operated as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders.  In general, as a debtor-in-possession, the Company was authorized under Chapter 11 to continue to operate as an ongoing business, but not to engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

On October 29, 2003, the first meeting of creditors was held pursuant to Section 341 of the Bankruptcy Code.  The Committee was formed by the United States Trustee.

On or about October 31, 2003, as part of the orderly wind down of its business, the Company ceased all operations at its Fairfield, New Jersey, facility.  Upon motion filed by the Company, the Bankruptcy Court entered an order rejecting the real property lease on October 30, 2003.  On or about November 11, 2003, the Company, the Committee and Orlan Capital obtained authorization from the Bankruptcy Court to turnover substantially all computers and equipment located at the  Fairfield Facility to Orlan, the Company’s primary secured creditor.

The Company substantially consummated the sale of its primary assets by way of two separate sales transactions.  On December 30, 2003, the Court authorized the Company to sell substantially all of their assets, which primarily consisted of mortgage origination software and other related intellectual property to Crystal Pond Capital Partners.  The purchase price for this sale was $500,000, with an initial $100,000 payment.  The $400,000 balance is to be paid over three years out of 25% of the cumulative net-after-tax profit.

Pursuant to the Bankruptcy Court Order and on August 17, 2004, the Company approved the reverse split of issued and outstanding common shares.  Under the Bankruptcy Court’s Order, the Company’s common stock issued and outstanding was reclassified as and changed unto 822nd of 1 share of common stock at a par value of $0.001.  A Certificate of Amendment was filed with the Delaware Secretary of State on August 17, 2004.  All financial statements and per share data has been restated to reflect the reverse stock split.  All references in the accompanying financial statements and notes to the common shares and per share amounts have been restated to reflect the reverse stock split.

On August 23, 2004, a Securities Exchange Agreement between the shareholders of Success Million International, Ltd., a Hong Kong corporation, and Telestone Technologies Corporation resulted in the issuance of 4,100,000 common shares of Telestone for the 24,010,000 share of Success Million as part of the plan of reorganization.  As part of this reorganization, the Company also issued 3,800,000 common shares and 950,000 warrants exercisable at $3 and a note for $50,000 due and payable on or before January 1, 2005 at the interest rate of 10% per annum for the rights attributed in the March 24, 2004 advance of $50,000 from fourteen creditors.  In conjunction with the $65,000 paid to the Court by Focus Techs Investments, the Company issued a note for $150,000 due and payable on or before January 1, 2005 at the interest rate of 10% per annum.

The liabilities and subsequent disclosure of unsatisfied creditors of the Company will be adjudicated in future proceedings before the Bankruptcy Court.

ITEM 7.

FINANCIAL STATEMENTS

The financial statements required by this item are set forth on pages F-1 through F-20.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON

ACCOUNTING AND FINANCIAL DISCLOSURE

On December 31, 2003, the Board of Directors approved a Resolution to (i) engage Williams and Webster, P.S. as the Registered Public Accounting Firm for Milestone and (ii) dismiss J. H. Cohn LLP as the Registered Public Accounting Firm effective as of January 5, 2004.

During the fiscal year ended December 31, 2003 (i) there were no disagreements with J. H. Cohn LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to its satisfaction would have caused it to make reference in connection with its report to the subject matter of the disagreement, and (ii) J. H. Cohn LLP has not advised the registrant of any reportable events as defined in paragraphs (A) through (E) of Regulation S-B Item 304(a)(1)(iv).

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL

PERSONS COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

The following table describes certain information about Milestone’s executive officers and directors:

Name	Age	Position
Charles J. DeMory	62	Chairman, Chief Executive Officer, President, Director and Principal Executive Officer
John Mangel, III	36	Chief Financial Officer, Executive Vice President and Director (Principal Financial and Accounting Officer)
John Dunn	42	Vice President, Secretary and Director

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires the Company’s directors and officers and persons who beneficially own more than ten percent of the Company’s common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock in the Company.  Officers, directors and greater than ten percent shareholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) reports they filed.  To our knowledge, based solely on our review of the copies of reports furnished to us and written representation that no other reports were required, during the fiscal year ended December 31, 2002, these persons complied with all Section 16(a) filing requirements.  The above officers all resigned as part of the reorganization plan in late August, 2004, but are finishing up the affairs of the Company and are responsible for the appropriate filings.

ITEM 10.

EXECUTIVE COMPENSATION

CERTAIN DISCUSSIONS FOLLOWING REGARDING EXECUTIVE COMPENSATION REFER TO THE OPERATING BUSINESS PRIOR TO BEING DISCONTINUED DUE TO THE PENDING BANKRUPTCY FILED ON SEPTEMBER 26, 2003.

None of the current Directors or officers receive any compensation.

The following table sets forth all compensation awarded or earned during the last four fiscal years by the Company’s Chief Executive Officer, and the four other executive officers who were serving at the end of our last completed fiscal year (the “Named Executive Officers”)

Summary Compensation Table Name and Principal Position	Year	Salary	Long-Term Compensation Securities Underlying Options/SARs(2)
Charles J. DeMory Chairman/President/CEO/Director	2003 2002 2001 2000	$ - $ 1,000(1) $ 105,000 $ 120,000	-- 730 2,477 2,205

Howard H. Conyack, Jr. Executive Vice President, Treasurer, Director	2003 2002 2001 2000	$ - $ 1,000(1) $ 87,500 $ 80,000	-- -- 929 --

John Mangel, III Executive Vice President, CFO, Director	2003 2002 2001 2000	$ - $ 1,000(1) $ 80,000 $ 80,000	-- 365 929 956

John M. Dunn Vice President, Secretary, Director	2003 2002 2001 2000	$ - $ 1,249(1) $ 54,956 $ 60,000	-- 426 309 --

J. Christopher Remetz Vice President, Chief Information Officer	2003 2002 2001 2000	$ - $ 32,167(1) $ 66,666 $ 72,000	-- -- 310 --

 (1)  Remainder of 2003 and 2002  salaries were waived.

(2)  All of the options set forth in this table expired upon expiration of the

     Company's Stock Option Plan in January 2003. The Company may adopt a new Stock Option Plan and issue options to replace the expired options.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of March 31, 2004 by: (i) each person known by the Company to own beneficially more than five percent (5%) of the outstanding shares of Common Stock; (ii) each of the Company’s directors; and (iii) each of the Named Executive Officers; and (iv) all directors and Named Executive Officers of the Company as a group.  (Each person named below has an address sin care of the Company’s principal executive offices.)  The Company believes that each person named below has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such holder, subject to community property laws where applicable.

Officers/Major Shareholders	Shares	% of Company

John Mangel II (2)	20,348	20.3%
Howard H. Conyack, Jr.	6,521	6.5%
Joe Marcasiano	6,503	6.5%
John M. Dunn	6,458	6.4%
John Mangel III (3)	4,544	4.5%
Charles J. DeMory	2,866	2.9%
J. Christopher Remetz	2,822	2.8%
Officers and directors as a group (4)	23,212	23.2%

(1)

Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934.  To our knowledge, the persons named in the table above have sole voting power with respect to all shares of common stock shown as beneficially owned by them.  The address for each of these individuals is 39 Plymouth St., Fairfield, NJ 07004.  All of the options included in this calculation expired upon expiration of the Company’s Stock Option Plan in January 2003.

(2)

Includes 5,009 shares held in the name of Hilda B. Mangel. John Mangel II is the father of John Mangel III. John Mangel III disclaims any interest in the holdings of John Mangel II.

(3)

Includes 1,946 shares of stock held by JMIII Children’s Trust.  John Mangel II is the father of John Mangel III.  John Mangel II disclaims any interest in the holdings of John Mangel III.

(4)

Includes 1,946 shares of stock held by JMIII Children’s Trust.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information with respect to the Company’s Common Stock that may be issued under its Stock Option Plan.  The Stock Option Plan is the only equity compensation plan of the Company in existence as of December 31, 2002 and has not been approved by the Company’s shareholders.  The Company’s Stock Option Plan expired and the options granted hereunder expired upon expiration of the Company’s Stock Option Plan in January 2003.  The Company intends to adopt a new Stock Option Plan and issue options to replace the expired options.  The number set forth in this table correspond to the calculations under the Company’s expired Stock Option Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for compensation plans (excluding securities reflected in column 1)

Equity compensation plans approved by shareholders	-0-	-0-	-0-

Equity compensation plans not approved by shareholders	11,368	$189	10,735

Total	11,368	$189	10,735

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 19, 2002 Charles J. DeMory and John Mangel III each received a secured promissory note in the respective principal amounts of $53,000 and $163,000 for funds they loaned the Company.  The promissory notes do not bear interest and are payable within five business days following written demand from the lenders.  The terms of the promissory notes do not define the collateral securing the indebtedness, and no financing statements have been filed to perfect any security interest.  In consideration for the non-interest-bearing loan of the funds to the Company, the Company awarded Charles J. DeMory and John Mangel III 322 and 991 warrants, respectively, at $164 per share when exercised.  The warrants expire September 30, 2007.

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

Exhibit

Number

Description

2

Agreement Concerning the Exchange of Securities by and among Milestone Capital, Inc. and EliteAgents, Inc., dated January 2, 2002, as previously filed as Exhibit 10.1 to the Company’s Form 8-K dated January 19, 2002.

3.1

Articles of Incorporation of the Company, as previously filed as Exhibit 3.1 to the Company’s Form 10-KSB for the year ended December 31, 1998.

3.1.1

Certificate of Amendment dated August 13, 2004, implementing the reverse merger pursuant to the Bankruptcy Court Order Approving Disclosure Statement and Confirming First Amended Plan of Liquidation and filed with the Secretary of State of the State of Delaware on the 17th day of August, 2004.

3.1.2

Certificate of Incorporation dated August 13, 204, reincorporating under the name of Telestone Technologies Corporation and filed with the Secretary of State of the State of Delaware on the 13th day of August, 2004.

3.1.3

By-Laws adopted on the 18th day of August, 2004.

3.2

Articles of Amendment to the Articles of Incorporation of the Company, as previously filed as Exhibit 3.2 to the Company’s Form 10-KSB for the year ended December 31, 1998.

3.3

By-Laws of the Company, as previously filed as Exhibit 3.3 to the Company’s Form 10-KSB for the year ended December 31, 1998.

10.1

Warehouse Loan and Security Agreement by and among EliteAgents, Inc. and The Provident Bank dated May 30, 2001, as previously filed as Exhibit 10.1 to the Company’s Form 10-KSB for the year ended December 31, 2001.

10.2

Lease Agreement dated March 4, 2000 by and among Ralph L. Brass & Company and EliteAgents, Inc. for the property located at 39 Plymouth Street, Fairfield, New Jersey, as previously filed as Exhibit 10.2 to the Company’s Form 10-KSB for the year ended December 31, 2001.

10.3

Milestone Capital, Inc. Stock Option Plan, as previously filed as Exhibit 10.3 to the Company’s Form 10-KSB for the year ended December 31, 2001.

21

Subsidiaries of the Company.

(b)

Reports on Form 8-K

Registrant’s Form 8-K filed April 1, 2003 (Commission File No. 033-15096-D)

Registrant’s Form 8-K filed October 10, 2003 (Commission File No. 033-15096-D)

Registrant’s Form 8-K filed November 26, 2003 (Commission File No. 033-15096-D)

Registrant’s Form 8-K filed January 6, 2004 (Commission File No. 033-15096-D)

Registrant’s Form 8-K filed August 19, 2004 (Commission File No. 033-15096-D)

Registrant’s Form 8-K/A filed August 20, 2004 (Commission File No. 033-15096-D)

Registrant’s Form 8-K filed August 26, 2004 (Commission File No. 033-15096-D)

ITEM 14.

CONTROLS AND PROCEDURES

Due to the pending bankruptcy of the Company, we are operating and controlled by the Reorganization Plan approved by the Bankruptcy Court.  Prior to the filing of the Bankruptcy, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic SEC reports.  There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date we carried out this evaluation.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described in the preceding paragraph as the Bankruptcy is still pending.

* * * * *

#

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELESTONE TECHNOLOGIES CORPORATION

Registrant

Date: August 23, 2003

By:

/s/   Charles J. DeMory

Charles J. DeMory, Chief Executive Officer,

President, Director and Principal Executive

Officer

By:

/s/   John Mangel, III

John Mangel, III, Chief Financial Officer,

Executive Vice President and Director

(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                                                      Title                                           Date

/s/   Charles J. DeMory

Charles J. DeMory

Chief Executive Officer                   August 31, 2004

President, Director and

Principal Executive Officer

/s/   John Mangel, III

John Mangel, III

Chief Financial Officer                   August 31, 2004

Executive Vice President

and Director (Principal

Financial and Accounting

Officer)

#

CERTIFICATIONS

I, Charles J. DeMory, certify that:

1.

I have reviewed this annual report on Form 10-KSB of Telestone Technologies Corporation.

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the ‘Evaluation Date”); and

(c)

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

1.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

2.

The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 31, 2004

By:

/s/   Charles J. DeMory

Charles J. DeMory, Chief Executive Officer,

President, Director and Principal Executive

Officer

#

CERTIFICATIONS

I, John Mangel, III, certify that:

1.

I have reviewed this annual report on Form 10-KSB of Telestone Technologies Corporation.

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the ‘Evaluation Date”); and

(c)

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 31, 2004

By:

/s/   John Mangel, III

John Mangel, III, Chief Financial Officer,

Executive Vice President and Director

(Principal Financial and Accounting Officer)

#

To the Board of Directors

Telestone Technologies Corporation

(fka Milestone Capital, Inc.)

Beijing, China

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Telestone Technologies Corporation (fka Milestone Capital, Inc.) as of December 31, 2003 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of Telestone Technologies Corporation (fka Milestone Capital, Inc.) as of December 31, 2002, were audited by other auditors whose report dated April 10, 2003, on those statements included an explanatory paragraph that described the recurring losses and negative cash flows from operating activities and such matters that raise substantial doubt about the Company’s ability to continue as a going concern as discussed in Note 2 to the financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telestone Technologies Corporation (fka Milestone Capital, Inc.) as of December 31, 2003 and the results of its operations, stockholders deficit and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company filed Chapter 11 under the U.S. Bankruptcy Code, sold its operations and is dependent on a buyer of the public shell to continue operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/   Williams & Webster, P.S.

Williams & Webster, P.S.

Certified Public Accountants

Spokane, Washington

August 20, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Milestone Capital, Inc.

We have audited the accompanying consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2002 of MILESTONE CAPITAL, INC. AND SUBSIDIARIES  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Milestone Capital, Inc. and Subsidiaries for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As further discussed in Note 1 to the consolidated financial statements, the Company’s operations have generated recurring losses and negative net cash flows from operating activities, and the Company had a working capital deficiency as of December 31, 2002.  Such matters raise substantial doubt about the ability of the Company to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/J.H. Cohn LLP

Roseland, New Jersey

April 10, 2003

TELESTONE TECHNOLOGIES CORPORATION
(FKA MILESTONE CAPITAL, INC.)
CONSOLIDATED BALANCE SHEET

December 31,
2003
ASSETS

Current Assets:
Cash	$-
Total current assets	-

Other Assets	-
TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS DEFICIT

Liabilities not subject to compromise:	-
Total current liabilities not subject to compromise	-

Liabilities subject to compromise
Creditors holding secured claims	241,280
Creditors holding unsecured priority claims	130,018
Creditors holding unsecured nonpriority claims	2,624,949
Total liabilities subject to compromise	2,996,247

NET LIABILITIES FROM DISCONTINUED OPERATIONS	-

TOTAL LIABILITIES	2,996,247

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' DEFICIT
Convertible preferred stock, $0.001 par value, 10,000,000 shares
authorized; no shares issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
99,917 and 99,849 shares issued and outstanding	100
Additional paid-in capital	12,193,475
Accumulated deficit	(15,189,822)

Total stockholders' deficit	(2,996,247)

Total liabilities and stockholders' deficit	$-

The accompanying notes are an integral part of these consolidated financial statements.
F-3

TELESTONE TECHNOLOGIES CORPORATION
(FKA MILESTONE CAPITAL, INC.)
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2003	2002
		(Reclassified)

Revenues	$-	$-

Operating expenses	-	-

Net loss from continuing operations before:
income taxes, reorganization items and discontinued operations	-	-

Income taxes	-	-

Net loss before reorganization items and discontinued operations	-	-

Reorganization item	(500)	-

Net loss before discontinued operations	(500)	-

Discontinued operations, net of tax	(3,105,396)	(3,210,320)

Net loss available to common stockholders	$(3,105,896)	$(3,210,320)

Basic and diluted net loss per common share, discontinued operations	$(31.08)	$(32.87)

Weighted average shares outstanding	99,917	97,671

The accompanying notes are an integral part of these consolidated financial statements.
F-4

TELESTONE TECHNOLOGIES CORPORATION
(FKA MILESTONE CAPITAL, INC.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	SERIES A CONVERTIBLE		SERIES B CONVERTIBLE				ADDITIONAL
	PREFERRED STOCK		PREFERRED STOCK		COMMON STOCK		PAID-IN	UNEARNED	SUBSCRIPTION	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	COMPENSATION	RECEIVABLE	(DEFICIT)	TOTAL

Balance, December 31, 2001	619	$5,087	17,574	$144,458	45,193	$45	$9,454,462	$(580,707)	$(101,675)	$(8,873,606)	$48,064

Effects of reverse acquisition	(619)	(5,087)	(17,574)	(144,458)	30,400	30	149,515	-	-	-	-

Effect of conversion of convertible debt	-	-	-	-	15,804	16	695,030	-	-	-	695,046

Sale of common stock for cash	-	-	-	-	5,300	5	213,995	-	-	-	214,000

Sale of units of common stock and warrants for cash	-	-	-	-	1,277	1	209,999	-	-	-	210,000

Cancellation of stock subscriptions	-	-	-	-	-	-	(101,675)	-	101,675	-	-

Issuance of common stock and warrants in exchange
for services	-	-	-	-	1,430	1	564,472	-	-	-	564,473
											-
Effects of issuance of benefical conversion feature											-
and common stock in connection with issuance											-
of convertible debt	-	-	-	-	445	1	380,477	-	-	-	380,478

Forgiveness of salaries	-	-	-	-	-	-	409,333	-	-	-	409,333

Cancellation of employee stock options	-	-	-	-	-	-	(94,298)	94,298	-	-	-

Amortization of unearned compensation	-	-	-	-	-	-	-	157,381	-	-	157,381

Net loss for the year ended December 31, 2002	-	-	-	-	-	-	-	-	-	(3,210,320)	(3,210,320)

Balance, December 31, 2002 (Reclassified)	-	-	-	-	99,849	99	11,881,310	(329,028)	-	(12,083,926)	(531,545)

Cancellation of unearned compensation	-	-	-	-	-	-	-	329,028	-	-	329,028

Forgiveness of salaries	-	-	-	-	-	-	312,166	-	-	-	312,166

Miscellaneous adjustment fo reverse stock split	-	-	-	-	68	1	(1)	-	-	-	-

Net loss for the year ended December 31, 2003	-	-	-	-	-	-	-	-	-	(3,105,896)	(3,105,896)

Balance, December 31, 2003	-	$-	-	$-	99,917	$100	$12,193,475	$-	$-	$(15,189,822)	$(2,996,247)

			The accompanying notes are an integral part of these consolidated financial statements.
					F-5

TELESTONE TECHNOLOGIES CORPORATION
(FKA MILESTONE CAPITAL, INC.)
STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2003	2002
		(Reclassified)
Cash flows from operating activities:
Net loss	$-	$-
Net loss from discontinued operations	(3,105,896)	(3,210,320)
	(3,105,896)	(3,210,320)
Adjustments to reconcile net loss to net cash used in
operating activities:
Issuance of common stock and warrants in
exchange for services	-	785,723
Depreciation and amortization	294,693	389,770
Forgiveness of current year salaries	275,750	367,666
Amortization of unearned compensation	-	157,381
Cancellation of unearned compensation	329,028	-
Charges to interest expense associated with:
- amortization of debt discount and deferred
financing costs	-	175,477
-beneficial conversion feature	-	169,600
Changes in operating assets and liabilities
Mortgage loans held for sale	448,300	1,221,100
Prepaid expenses and other receivables	92,485	15,137
Other assets	66,486	762
Borrowings under warehouse line of credit	(448,300)	(1,215,300)
Accounts payable and accrued expenses	2,559,612	368,697
Other liabilities	(36,392)	(2,922)
Net cash used by discontinued operations	(575,266)	(150,483)
Net cash provided (used) in operating activities	(99,500)	(927,712)

Cash flows from investing activities:
Purchase of property and equipment	-	(48,017)
Net cash provided by investing activities	-	(48,017)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	-	350,000
Proceeds from issuance of notes payable	114,500	296,311
Payments of notes payable	(15,000)	(50,220)
Payments under capital lease obligations	-	(44,362)
Proceeds from sale of common stock	-	214,000
Proceeds from sale of common stock and warrants	-	210,000
Net cash provided by financing activities	99,500	975,729

Net increase (decrease) in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at the end of the period	$-	$-

Supplemental cash flow disclosures
Interest paid	$-	$92,691
Income taxes paid	$-	$-

Non-cash transactions
Conversion of convertible debt and accrued interest
into shares of common stock	$-	$695,046
Issuance of common stock and warrants in connection
with issuance of convertible debt	$-	$210,878
Forgiveness of prior year salaries	$36,416	$41,667
Cancellation of unearned compensation	$329,028	$-
Acquisition of property and equipment under
capital lease obligations	$-	$59,064
Deferred acquisition cost included in accounts
payable and accrued expenses	$-	$495,833

The accompanying notes are an integral part of these consolidated financial statements.
F-6

TELESTONE TECHNOLOGIES CORPORATION

(FKA MILESTONE CAPITAL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Milestone Capital, Inc. (“Milestone”) was organized under the laws of the State of Colorado in February 1987 under the name Shield Enterprises, Inc.  In 1989, Milestone completed an initial public offering of its securities.  In May, 1990, Milestone merged with Milestone Capital, Inc., a Delaware corporation engaged in the business of investing in and providing managerial assistance to developing companies.  Prior to January 3, 2002, Milestone was an inactive “shell company” that had no material business operations and virtually no assets.

On January 3, 2002, Milestone Capital, Inc. entered into an exchange agreement (the "Exchange") with EliteAgents Mortgage Services, Inc. (formerly EliteAgents, Inc. and hereafter "Elite"), a licensed mortgage banker. As of January 3, 2002, Milestone Capital, Inc.(hereafter “Milestone”) had, effectively, 9,732 shares of $0.001 par common stock outstanding, and as of that date, Milestone effectively issued 87,591 shares of common stock as follows: (i) 45,193 shares were issued for all of the outstanding shares of Elite common stock; (ii) 3,094 shares were issued for all of the outstanding shares of Elite Series A preferred stock; (iii) 17,574 shares were issued for all of the outstanding shares of Elite Series B preferred stock; (iv) 15,347 shares were issued for the effective conversion of outstanding Elite convertible debentures with a principal balance of $615,290 and accrued interest of $4,756 into Milestone common stock; and (v) 6,383 shares were issued to other investors that had agreed to purchase shares of Elite common stock or had performed services for Elite which were payable in shares of Elite common stock. As a result of the Exchange, Elite became a wholly-owned subsidiary of Milestone, and Milestone had 97,324 shares of common stock outstanding of which 87,591, or 90%, were owned by the former stockholders of Elite and 9,732 shares, or 10%, were owned by the stockholders of Milestone Capital, Inc.  Since the former stockholders of Elite became the owners of the majority of the outstanding common shares of Milestone after the Exchange, the Exchange was treated as a "purchase business combination" and a "reverse acquisition" for accounting purposes in which Milestone was the legal acquirer and Elite was the accounting acquirer. As a result, the assets and liabilities of Elite, the accounting acquirer, continued to be recorded at their historical carrying values upon completion of the Exchange. All share and per share amounts set forth herein prior to the Exchange have been retroactively restated to reflect the effects of the Exchange.

Elite continued its mortgage banking activities and other financial services subsequent to the Exchange. It has focused on mortgage loan originations through the uses of the Internet and proprietary technology. In addition, effective May 8, 2002, Milestone formed a wholly-owned subsidiary, EliteAgents Leasing Services, Inc. ("Leasing"), for the purpose of establishing equipment financing and leasing operations. Leasing did not generate any revenues in 2003 or 2002.

TELESTONE TECHNOLOGIES CORPORATION

(FKA MILESTONE CAPITAL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

Effective August 16, 2004, Milestone changed its name to Telestone Technologies Corporation which will hereafter be referred to as “the Company”.

The Company filed for Chapter 11 protection under the U.S. Bankruptcy Code on September 26, 2003. (See Note 3)  During December, 2003, the Company sold all of its operating assets and subsequent to December 31, 2003, the Company’s control group was changed by a court approved acquisition. (See Note 10)

Basis of Presentation and Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has suffered recurring losses from operations since inception and has filed for bankruptcy.  These facts raise substantial doubts about the Company’s ability to continue.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.  (See Note 3)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Accounting Method

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (hereinafter “SFAS No. 150”).  SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position.  Previously, many of those instruments were classified as equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 is not expected to have an impact on the financial position or results of operations of the Company.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative instruments and Hedging Activities: (hereinafter “SFAS No. 149”).  SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  This statement is effective for contracts entered into or modified after December 31, 2003 and for hedging relationships designated after December 31, 2003.  The adoption of SFAS No. 149 is not expected to have an impact on the financial position or results of operations of the Company.

In December 2002, the Financial Accounting Standards Board issued Statement No. 148 (hereinafter “SFAS No. 148”) on “Accounting for Stock-Based Compensation—Transition and Disclosure.” This statement provides alternative methods of transition for companies that choose to switch to the fair value method of accounting for stock options.  SFAS No. 148 also makes changes in the disclosure requirements for stock-based compensation, regardless of which method of accounting is chosen. Under the new standard, companies must report certain types of information more prominently and in a more understandable format in the footnotes to the financial statements, and this information must be included in interim as well as annual financial statements.  Historically, the Company has recorded stock based compensation and therefore there are no disclosure requirements of SFAS No. 148 in these financial statements.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”).  SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities.  SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract.  All costs associated with the disposition of assets in the bankruptcy are included in net assets of discontinued operations and/or net loss from discontinued operations.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents.

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 133”), as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

At December 31, 2003 and 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Earnings (Loss) Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings (loss) per share.  Basic loss per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings (loss) per share amounts have not been presented in the accompanying consolidated statements of operations because the Company had net losses for both years and, accordingly, the assumed effects of the exercise of outstanding options and warrants and the application of the treasury stock method, the assumed effects of the conversion of outstanding convertible debentures, including any related adjustments to interest expense, and the assumed effects of the conversion of shares of preferred stock would have been anti-dilutive.

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include net assets from discontinued operations, creditors holding secured claims, creditors holding unsecured priority claims, and creditors holding unsecured non-priority claims.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2003 and 2002.

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

In accordance with SFAS 123, the Company will recognize the cost of preferred or common shares, options, warrants and other equity instruments issued to non-employees as consideration for services as expense over the periods in which the related services are rendered by a charge to compensation cost or another appropriate expense or prepaid expense account and a corresponding credit to additional paid-in capital. Generally, cost will be determined based on the fair value of the equity instruments at the date of issuance. The fair value of shares, options, warrants and similar equity instruments were estimated based on the minimum value method prior to the Exchange and the Black-Scholes option pricing method after the Exchange (which are methods that meet the criteria set forth in SFAS 123) based on the assumption that all of the options or other equity instruments will ultimately vest. The effect of actual forfeitures will be recognized as they occur.

Stock Split

On August 12, 2004, the Bankruptcy Court ordered that the common stock of the Company be diluted by reverse split of issued and outstanding common shares of the Company.  Under the Order Confirming, each share of the Company’s common stock issued and outstanding was reclassified as and changed into 822nd of 1 share of common stock at a $0.001 par value.  All share, per share, authorized, common stock, and additional paid-in capital amounts have been restated for all periods presented to reflect the reverse stock split.

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  This statement requires the recognition of deferred tax liabilities and assets for the future consequences of events that have been recognized in the Company’s consolidated financial statement or tax returns.  Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities results in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such an asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.  (See Note 5.)

Long-lived Assets

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations.  Accordingly, the Company reviews the carrying amount of long-lived assets for impairment where events or changes in circumstances indicate that the carrying amount may not be recoverable.  The determination of any impairment would include a comparison of estimated future cash flows anticipated to be generated during the remaining life of the assets to the net carrying value of the assets.  All costs associated with the disposition of assets in the bankruptcy are included in net assets of discontinued operations and/or net loss from discontinued operations.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant transactions and balances among the companies included in the consolidated financial statements have been eliminated.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.  This reclassification has resulted in no changes to the Company’s accumulated deficit or net losses presented, and only had the effect of disclosing  discontinued operations or the bankruptcy of the Company in the financial statements for 2003 and 2002.

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses.  Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements.  Accordingly, upon settlement, actual results may differ from estimated amounts.

TELESTONE TECHNOLOGIES CORPORATION

(FKA MILESTONE CAPITAL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

Voluntary Bankruptcy

On September 26, 2003, the Company and all of its wholly owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”) in order to facilitate the restructuring of the Company’s debt, trade liabilities and other obligations (See Note 3).

NOTE 3 – PETITION FOR RELIEF UNDER CHAPTER 11

On September 26, 2003, Telestone Technologies Corporation and its wholly owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”) in order to facilitate the restructuring of the Company’s debt, trade liabilities and other obligations.  The Company is currently operating as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders.  In general, as a debtor-in-possession, the Company is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

Under Section 362 of the Bankruptcy code, the filing of a bankruptcy petition automatically stays most actions against the Company, including most actions to collect pre-petition indebtedness or to exercise control of the property of the Company’s estate.  Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities will be addressed under a plan of reorganization.

Under Section 365 of the Bankruptcy Code, the Company may assume or reject certain pre-petition executory contracts and unexpired leases, including leases of real property, subject to the approval of the Bankruptcy court and certain other conditions.  In general, rejection of an unexpired lease or executory contract is treated as a pre-petition breach of the lease or contract.  Counterparties to these rejected contracts or leases may file proofs of claim against the Company’s estate for damages relating to such breaches.  The Company cannot presently determine with certainty the ultimate aggregate liability which will result from the filing of claims relating to such contracts that have been or may be rejected.

The United States Trustee for the District of New Jersey has appointed an official committee of unsecured creditors (the “Creditors’ Committee”).  The Creditors’ committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court.  The rights and claims of various creditors and security holders will be determined by a plan of reorganization that is confirmed by the Bankruptcy Court.  Under the priority rules established by the Bankruptcy code, certain post-petition liabilities and certain pre-petition liabilities (i.e. senior secured debt) are given priority over unsecured pre-petition indebtedness and need to be satisfied before unsecured creditors or stockholders are entitled to any distribution.

In order to exit from Chapter 11 successfully, the Company will need to propose and obtain confirmation by the Bankruptcy Court of a plan of reorganization that satisfies the requirements of the Bankruptcy Code.  At this time, it is not possible to know the effect of the Chapter 11 reorganization process on the Company’s business, creditors or stockholders or when the Company may emerge from Chapter 11.  The Company’s future results depend on the timely and successful confirmation and implementation of a plan of reorganization.

The Company substantially consummated the sale of its primary assets by way of two separate sales transactions.  On December 30, 2003, the Court authorized the Company to sell substantially all of its assets, which primarily consisted of mortgage origination software and other related intellectual property to Crystal Pond Capital Partners.  The purchase price for this sale was $500,000, with an initial $100,000 payment.  The $400,000 balance is to be paid over three years out of 25% of the cumulative net-after-tax profit.

Accounting Impact

These audited consolidated financials statements have been prepared in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7).  Pursuant to SOP 90-7, the Company’s pre-petition liabilities that are subject to compromise are reported separately on the balance sheet as an estimate of the amount that will ultimately be allowed by the Bankruptcy Court.

The following table sets forth the liabilities of the Company subject to compromise as of December 31, 2003:

Creditors holding secured claims

    $      241,280

Creditors holding unsecured priority claims

            130,018

Creditors holding unsecured nonpriority claims

         2,624,949

Total liabilities subject to compromise

    $   2,996,247

Pursuant to SOP 90-7, an objective of financial statements issued by an entity in Chapter 11 is to reflect its financial evolution during the proceeding.  For that purpose, the financial statements for periods including and subsequent to filing the Chapter 11 petition should distinguish transaction and events that are directly associated with the reorganization from the ongoing operations of the business.  Certain expenses not directly related to ongoing operations are reflected separately in the consolidated statement of operations as reorganization items.  (See Note 8.)

NOTE 4 – SHARE EXCHANGE

On January 3, 2002, Telestone Technologies Corporation (fka Milestone Capital, Inc.) completed a share exchange transaction (the “Exchange Transaction”) with EliteAgents, Inc. (“EliteAgents”), whereby Telestone Technologies Corporation (fka Milestone Capital, Inc.) issued shares of its common stock to the shareholders of EliteAgents in exchange for all of the issued and outstanding ownership interests in EliteAgents.  EliteAgents was originally incorporated in New Jersey in 1999 under the name MortgageBANC, Inc. as a New Jersey correspondent mortgage banker.  The name was changed to QuickFinance, Inc. and then to EliteAgents, Inc. in March 2000.  Following the Exchange Transaction, EliteAgents, Inc. amended its Articles of Incorporation to change its name to EliteAgents Mortgage Services Inc. in February, 2002.  As a result of the Exchange Transaction, EliteAgents became a wholly owned subsidiary of Telestone Technologies Corporation (fka Milestone Capital, Inc.) for legal purposes and the continuing operating entity for accounting purposes.  All references in the accompanying financial statements and notes to the common shares and per share amounts have been restated to reflect the reverse stock split.

NOTE 5 – INCOME TAXES

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

At December 31, 2003 and 2002, the Company had net deferred tax assets (calculated at an expected rate of 34%) of approximately $4,114,000 and $3,611,000, respectively, principally arising from net operating loss carryforwards for income tax purposes.  Because management has determined that the Company will not realize the benefit of the net deferred tax asset due to its bankruptcy, and therefore a valuation allowance equal to the net deferred tax asset has been recorded.

The significant components of the deferred tax assets at December 31, 2003 and 2002 were as follows:

	December 31, 2003	December 31, 2002

Net operating loss carryforwards:	$12,100,000	$9,027,000
Deferred tax asset	4,114,000	3,611,000
Deferred tax asset valuation allowance	(4,114,000)	(3,611,000)
Net deferred tax asset	$ -	$ -

At December 31, 2003 and 2002, the Company has net operating loss carryforwards of approximately $12,100,000 and $9,027,000, respectively, which expire in the years 2020 through 2022.  These net operating loss carryforwards are expected to become severely limited in future years if the Company experiences a control change.  The change in the allowance account from December 31, 2003 and 2002 was approximately $503,000.

NOTE 6 – STOCK OPTIONS AND WARRANTS

The Company has elected to continue to use the provisions of APB 25 in accounting for stock options and warrants granted to employees. During 2002, the exercise price of options granted to employees was equal to or greater than the fair market value of the stock at the date of grant and, accordingly, no earned or unearned compensation cost was recognized for options granted to employees. The Company recognized compensation cost of $243,000 as a result of the issuance of warrants to purchase 1,314 shares to officers in 2002. During 2001, the Company granted options to purchase 978 shares to employees. The exercise price of options granted was $41 per share and the fair market value per share of common stock was $140 per share. Accordingly, a charge of $99 per share, or an aggregate charge of $803,910, was initially recorded as unearned compensation with an offsetting credit to additional paid-in capital. During 2002, options to purchase 1,152 shares of common stock were cancelled and, accordingly, the Company reduced unearned compensation related to those options by $118,110. The unearned compensation is being amortized over the respective vesting periods of the options of three to four years. During 2002, the Company amortized $157,321 of unearned compensation. The remaining balance of unearned compensation of $329,028 as of December 31, 2003 and 2002, respectively, has been reflected as a reduction of stockholders' equity (deficit).

The fair value of each option granted was estimated as of the date of grant using the Black Scholes option pricing model in 2002 and the minimum value method in 2001 in accordance with SFAS 123.

Expected volatility	83.5% - 108%
Risk free interest rate	4%
Expected years of options/warrant lives	3-5 years
Expected dividends	0%

Issuance of options and warrants to employees:

During 2002, the Company issued warrants to purchase 1,314 shares of the Company's common stock to two of its officers as additional compensation. The warrants have an exercise price of $164 per share and expire on September 30, 2007. The fair value of the warrants on the date of issuance was, effectively, $353 per share.  In accordance with the provisions of APB 25, the Company recognized compensation cost of $243,000 as a result of the issuance of these warrants based on the excess of the fair value of the underlying stock at the date of grant over the amount the employee must pay to acquire the stock.

In addition, the Company has a stock option plan (the "Option Plan") which provides for the issuance of incentive stock options to employees and consultants of the Company for the purchase of common stock. The term of each option, including the vesting provisions and the manner of exercise, is determined by the Board of Directors. Options granted to employees and consultants have a maximum of ten years from the date of grant to exercise their options. As of December 31, 2002, the Company had 22,103 shares reserved for issuance under the Option Plan.

NOTE 7 – DISCONTINUED OPERATIONS

During the year ended December 31, 2003, the Company elected to fully dispose of its prior operations and the resulting recorded costs associated with discontinued operations of $2,464,702 and $3,210,320 for the years ended December 31, 2003 and 2002, respectively.

The assets and liabilities disposed of from discontinued operations as of December 31, 2003 at the time of the filing of the bankruptcy on September, 2003 were as follows:

Current assets:
Cash	1,837
Mortgage loans held for sale	534,000
Prepaid expenses and other receivables	177,183
Total current assets	713,020
Property and equipment, net	505,525
Deferred acquisition costs	490,833
Other assets	58,746
Total assets	1,768,124

The following liabilities summarize all outstanding claims as of December 31, 2003:

Liabilities subject to compromise:
Creditors holding secured claims	$ 241,280
Creditors holding unsecured priority claims	13,018
Creditors holding unsecured nonpriority claims	2,624,949
Total liabilities subject to compromise	$ 2,996,247

TOTAL LIABILITIES	$ 2,996,247

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (hereinafter “SFAS No. 146”). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002, effective December 31, 2002.  All costs associated with the disposition of assets in the bankruptcy are included in net assets of discontinued operations and/or net loss from discontinued operations.

NOTE 8 – REORGANIZATION ITEMS

Pursuant to SOP 90-7, the Company is required to segregate certain expenses, realized gains and losses and provisions for losses not directly related to ongoing operations as reorganization items in the condensed consolidated statements of operations.  The following reorganization items were incurred during the period ended December 31, 2003:

December 31, 2003

Court Costs

            $500

NOTE 9 - STOCKHOLDERS’ EQUITY

Restricted stock:

All transactions involving issuances by the Company of shares of the Company's common stock and other securities during December 31, 2003 and 2002, respectively, involved unregistered shares of common stock and securities. Accordingly, trading of such securities is restricted pursuant to Rule 144 of the Securities Act of 1933.

Sales, issuances and cancellations of common stock:

In connection with the sale of common stock in 2000, the Company received a stock subscription receivable of $101,675. As of December 31, 2002, the stock subscription receivable had not been satisfied and, accordingly, it was cancelled and reversed against additional paid-in capital in 2002. Certain of the purchasers of shares of common stock in 2000 received warrants to purchase 3,841 shares of the Company's common stock at exercise prices ranging from $353 to $403 per share.  All of these warrants expired on December 31, 2002. During 2001, the Company issued warrants to purchase 310 shares of its common stock in exchange for services in connection with the sale of common stock in 2000. The warrants, which have an exercise price of $140 per share and expire on December 10, 2006, remained outstanding at December 31, 2002 and 2003.

During 2002, the Company sold 21,000 units at a cost of $10 per unit and received proceeds of $210,000. Each unit consisted of 1/16 of one share of the Company's common stock, a warrant exercisable for up to 1/32 of one share of the Company's common stock at an exercise price of $329 per share (the "Class A Warrants") and a warrant exercisable for up to 1/32 of one share of the Company's common stock at $493 per share (the "Class B Warrants"). Both the Class A Warrants and Class B Warrants expire 24 months from the date of grant.

The Company issued 1,430 shares of common stock for the reimbursement of expenses and as payment for services in 2002. A total of 1,083 shares were issued to officers of the Company in 2002 for the reimbursement of expenses totaling $43,750. The number of shares issued to the officers was determined based on the offering price per share for shares sold through private placements. However, the fair value of the shares at the date of issuance was $267,173 based on the quoted market price. Accordingly, the Company recognized a charge of $267,173 during 2002 for the fair value of the shares issued to the officers. A total of 286,250 shares was issued by the Company as payment for services in 2002. The shares had a fair value of $54,300, which is included in loss from discontinued operations.  Subsequent to December 31, 2003, the Company issued approximately 67 shares of common stock in relationship to various commitments under the reorganization agreement.

Series A convertible preferred stock:

As discussed in Note 1, all of the shares of Series A convertible preferred stock were exchanged for shares of Milestone common stock on January 3, 2002.

Series B convertible preferred stock:

As of January 1, 2001, Elite had 15,033 shares of Series B preferred stock outstanding including 13,467 shares for which it had subscriptions receivable of $1,925,000 at a purchase price of $140 per share. The fully-paid shares earned dividends, if declared, at the rate of 8% on the original purchase price. Each share of Series B preferred stock was convertible into one share of common stock. During 2001, the Company received proceeds of $1,454,773 from the payment of subscriptions receivable and canceled subscriptions for the purchase of 3,288 shares. In addition, during 2001, the Company: (i) sold an additional 4,186 shares of Series B preferred stock and received proceeds of $598,365, (ii) issued 315 shares of Series B preferred stock as payment for salaries of $45,000 earned in years prior to 2001 and (iii) issued 1,329 shares of Series B preferred stock in exchange for the cancellation of a $190,000 loan from an officer.

As discussed in Note 1, all of the shares of Series B convertible preferred stock were exchanged for shares of Milestone common stock on January 3, 2002.

Forgiveness of officers' salaries:

Officers of the Company forgave salaries of $312,166 in 2003, of which $275,750 was earned in 2003 and $36,416 was earned in 2002, and officers of the Company forgave salaries of $409,333 in 2002, of which $367,666 was earned in 2002 and $41,667 was earned in 2001.

NOTE 10 – SUBSEQUENT EVENTS

On March 24, 2004, the Bankruptcy Court authorized the Company’s debtors (the “Debtors”) to sell designation rights to Focus Tech Investments, Inc. and 25,000,000 common shares which are nondilutable under any capitalization for a purchase price of $65,000.  In addition, fourteen creditors agreed to advance $50,000, as a non-recourse claim, under the terms of convertible promissory notes to the Debtors to fund fees and expenses of the Debtors’ and Committee’s professionals for a plan of reorganization.  The notes are convertible into a total of 4,000,000 common shares and 1,000,000 warrants issued pursuant to section 1145 of the Bankruptcy Code and exempt from the registration requirements of Section 5 of the Security Act of 1933 and any state or local law requiring registration for an offer or sole of a security.

On July 9, 2004, the First Amended Disclosure Statement (the “Disclosure Statement”) and First Amended Joint Plan of Liquidation (the “Plan”) were filed by the Debtors and the Official Committee of Unsecured Creditors, and the Scheduling Order, Disclosure Statement, Plan.

On August 10, 2004, the Bankruptcy Court approved the Plan and Disclosure Statement, and entered the order entitled “Order Approving Disclosure Statement and Confirming First Amended Plan of Liquidation and Authorizing and Directing Certain Actions In Connection Therewith” (“Order”) on August 12, 2004.  The Order provided that  the property dealt with by the Plan shall be free and clear of all liens, claims, encumbrances and interests, with valid liens, claims, encumbrances and interests to attach to the proceeds of sale as set forth in the Plan.

Pursuant to the Plan, as confirmed by the Bankruptcy Court, all prior operational assets were to be liquidated and the proceeds paid per the approved Claim Schedule to creditors and for the administration of the estate.  The Bankruptcy Court also placed an injunction against all entities that may have held, currently hold, or may hold a debt, claim or other liability or interest against the Company dischargeable upon confirmation of the Plan and permanently enjoined any action on account of such debt, claim, liability, interest or right.  The Bankruptcy Court further terminated all claims arising or related to stock, stock options, stock plans for employees, officers and directors, warrants and convertible provisions within the debt instruments by creditors.  The Bankruptcy Court also ordered that each common stock share of the Company be diluted by reverse split and changed into 822nd of 1 share of common stock at a $0.001 par value.  This became effective on August 17, 2004.  All references in the accompanying financial statements and notes to the common shares and per share amounts have been restated to reflect the reverse stock split.

The Bankruptcy Court ordered that the Company reincorporate and redomicile from the State of Colorado to the State of Delaware and that the name of the Company be changed to Telestone Technologies Corporation; that the Board of Directors be authorized under the Plan to issue common shares pursuant to an Exchange Agreement at the time of closing or in escrow in which effective control or majority ownership of the Company is given to the acquired or acquiring business entity without the need of shareholder approval; that the Board of Directors be authorized to amend the Company’s By-Laws and amend the Company’s fiscal year to a date established and set forth in an Exchange Agreement without the need of shareholder approval; and that the Board of Directors be authorized and directed to conduct a shareholder meeting with the consent of a majority of shareholders at such time as set by the Board of Directors within forty-five (45) days of the closing of the Exchange Agreement, but no sooner than ten (10) days following the Company’s filing of an 8K under the Securities Act of 1934 (“Act”) giving full financial disclosure and the mailing of an Information Statement pursuant to the Act..

Pursuant to the Bankruptcy Court Order, the Company reincorporated in the State of Delaware under the name Telestone Technologies Corporation on August 13, 2004, by filing a Certificate of Incorporation filed with the State of Delaware.  The Company is now authorized to issue a total of 110,000,000 shares with 100,000,000 being shares of common stock with a par value of $0.001, and 10,000,000 being shares of preferred stock with a par value of $0.001.

Pursuant to the Bankruptcy Court Order and on August 17, 2004, the Company approved the reverse split of issued and outstanding common shares.  Under the Bankruptcy Court’s Order, the Company’s common stock issued and outstanding was reclassified as and changed unto 822nd of 1 share of common stock at a par value of $0.001.  A Certificate of Amendment was filed with the Delaware Secretary of State on August 17, 2004 All references in the accompanying financial statements and notes to the common shares and per share amounts have been restated to reflect the reverse stock split..

On August 23, 2004, a securities exchange agreement between the Company and Success Million International, Ltd., a Hong Kong corporation, resulting in the issuance of 4,100,000 common shares of Telestone for the 24,010,000 shares of Success Million as part of the plan of reorganization.  Also, as part of this reorganization, the Company issued 3,800,000 common shares and 950,000 warrants exercisable at $3 and a note for $50,000 due and payable on or before January 1, 2005 at the interest rate of 10% per annum for the rights attributed in the March 24, 2004 advance of $50,000 from fourteen creditors.  In conjunction with the $65,000 paid to the Court by Focus Tech Investments Inc., the Company issued a note for $150,000 due and payable on or before January 1, 2005 at the interest rate of 10% per annum.