Form 10QSB
period 2004-03-31
TELESTONE TECHNOLOGIES CORP
filed 2004-09-16
CIK 817129

==============================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

    OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2004

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE EXCHANGE ACT

For the transition period from ____________ to _____________

COMMISSION FILE NUMBER:   033-15096-D

-----------------------

TELESTONE TECHNOLOGIES CORPORATION

(formerly Milestone Capital, Inc.)

(Exact name of small business issuer as specified in its charter)

DELAWARE

84-1111224

(State or other jurisdiction of

(I.R.S. Employer

incorporation or organization)

Identification No.)

275 Madison Avenue, 64th Floor, New York, NY 10016

 (Address of principal executive offices)

(212) 880-3794

(Issuer's Telephone Number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of March 31, 2004, the registrant had 82,077,000 shares of common stock, no par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

================================================================================

#

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

TELESTONE TECHNOLOGIES CORPORATION
(FKA MILESTONE CAPITAL, INC.)
BALANCE SHEETS

	March 31, 2004	December 31,
	(unaudited)	2003
ASSETS

Current Assets:
Cash	$-	$-
Total current assets	-	-

Other Assets	-	-
Total assets	-	-

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

Liabilities not subject to compromise:
Priority claims after filing	115,000	-
Total current liabilities not subject to compromise	115,000	-

Liabilities subject to compromise
Creditors holding secured claims	241,280	241,280
Creditors holding unsecured priority claims	130,018	130,018
Creditors holding unsecured nonpriority claims	2,624,949	2,624,949
Total liabilities subject to compromise	2,996,247	2,996,247

COMMITMENTS AND CONTINGENCIES	-	-

Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized
99,917 and 99,849 shares issued and outstanding	100	100
Additional paid-in capital	12,193,475	12,193,475
Accumulated deficit	(15,304,822)	(15,189,822)

Total stockholders' equity (deficit)	(3,111,247)	(2,996,247)

Total liabilities and stockholders' equity (deficit)	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.
F-3

#

TELESTONE TECHNOLOGIES CORPORATION
(FKA MILESTONE CAPITAL, INC.)
STATEMENT OF OPERATIONS

	Three months ended March 31,
	2004	2003
	(unaudited)	(unaudited)

Revenues, net	$-	$-

Operating expenses	-	-

Net loss from continuing operations before:
income taxes, reorganization items and discontinued operations	-	-

Income taxes	-	-

Net loss before reorganization items and discontinued operations	-	-

Reorganization item	(130,000)	-

Net loss before discontinued operations	(130,000)	-

Discontinued operations	-	(391,737)

Net loss available to common stockholders	$(130,000)	$(391,737)

Basic and diluted net loss per common share, discontinued operations	$(1.30)	$(3.92)

Weighted average shares outstanding	99,917	99,849

	The accompanying notes are an integral part of these consolidated financial statements.
F4

#

TELESTONE TECHNOLOGIES CORPORATION
(FKA MILESTONE CAPITAL, INC.)
STATEMENT OF CASH FLOWS

	Three months ended
	March 31, 2004	March 31, 2003
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(130,000)	$-
Net loss from discontinued operations	-	(391,737)
	(130,000)	(391,737)
Adjustments to reconcile net loss to net cash used in
operating activities:
Issuance of common stock to consultant in connection
with reverse acquisition	-	221,250
Depreciation and amortization	-	98,231
Forgiveness of current year salaries	-	53,000
Deferred acquisition costs	-	5,000
Capital contributed by debt holder	15,000	-
Charges to interest expense associated with:
- amortization of debt discount and deferred
financing costs	-	35,400
Mortgage loans held for sale		448,300
Prepaid expenses and other receivables		(23,634)
Borrowings under warehouse line of credit	-	(448,300)
Accounts payable and accrued expenses	-	117,834
Other liabilities	-	(3,639)
Priority claims after filing	115,000	-
Net cash used by discontinued operations	-	(148,205)
Net cash used in operating activities	-	(36,500)

Cash flows from investing activities:
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of notes payable	-	(15,000)
Payments of notes payable	-	51,500
Net cash provided by financing activities	-	36,500

Net increase (decrease) in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at the end of the period	$-	$-

Supplemental cash flow disclosures
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash transactions

The accompanying notes are an integral part of these consolidated financial statements.
F-5

#

Telestone Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

On January 3, 2002, Milestone entered into an exchange agreement (the "Exchange") with EliteAgents Mortgage Services, Inc. (formerly EliteAgents, Inc.) ("Elite"), a licensed mortgage banker. As of January 3, 2002, Telestone Technologies Corporation (fka Milestone Capital, Inc.) had, effectively, 8,000,000 shares of no par common stock outstanding. As of that date, Telestone Technologies Corporation (fka Milestone Capital, Inc.) effectively issued 72,000,000 shares of common stock as follows: (i) 37,148,544 shares were issued for all of the outstanding shares of Elite common stock; (ii) 2,543,277 shares were issued for all of the outstanding shares of Elite Series A preferred stock; (iii) 14,445,832 shares were issued for all of the outstanding shares of Elite Series B preferred stock; (iv) 12,615,588 shares were issued for the effective conversion of outstanding Elite convertible debentures with a principal balance of $615,290 and accrued interest of $4,756 into Telestone Technologies Corporation (fka Milestone Capital, Inc.) common stock and (v) 5,246,759 shares were issued to other investors that had agreed to purchase shares of Elite common stock or had performed services for Elite which were payable in shares of Elite common stock. As a result of the Exchange, Elite became a wholly-owned subsidiary of Telestone Technologies Corporation (fka Milestone Capital, Inc.), and Milestone had 80,000,000 shares of common stock outstanding of which 72,000,000, or 90%, were owned by the former stockholders of Elite and 8,000,000 shares, or 10%, were owned by the stockholders of Telestone Technologies Corporation (fka Milestone Capital, Inc.). Since the former stockholders of Elite became the owners of the majority of the outstanding common shares of Telestone Technologies Corporation (fka Milestone Capital, Inc.) after the Exchange, the Exchange was treated as a "purchase business combination" and a "reverse acquisition" for accounting purposes in which Telestone Technologies Corporation (fka Milestone Capital, Inc.) was the legal acquirer and Elite was the accounting acquirer. As a result, the assets and liabilities of Elite, the accounting acquirer, continued to be recorded at their historical carrying values upon completion of the Exchange. All share and per share amounts set forth herein prior to the Exchange have been retroactively restated to reflect the effects of the Exchange.

Elite has continued its mortgage banking activities and other financial services subsequent to the Exchange. It has focused on mortgage loan originations through the uses of the Internet and proprietary technology. In addition, effective May 8, 2002, Telestone Technologies Corporation (fka Milestone Capital, Inc.) formed a wholly-owned subsidiary, EliteAgents Leasing Services, Inc. ("Leasing"), for the purpose of establishing equipment financing and leasing operations. Leasing did not generated any revenues through March 31, 2004 and December 31, 2003, respectively.

The "Company" as used herein refers to Elite prior to January 3, 2002, the date of the Exchange and Telestone Technologies Corporation (fka Milestone Capital, Inc.) together with Elite and Leasing subsequent to that date.

The Company filed Chapter 11 protection under the U.S. Bankruptcy Code on September 26, 2003.  During December, 2003, the Company sold all of its operating assets and subsequent to December 31, 2003, the Company sold its public shell.

Telestone Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Basis of Presentation and Going Concern

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

In May 2003, the Financial Account Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Accounting Standards no. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (hereinafter “SFAS No. 150”).  SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position.  Previously, many of those instruments were classified as equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company has not yet determined the impact of the adoption of the statement.

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

#

Telestone Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

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

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146,” Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”).  SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities.  SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract.  All costs associated with the disposition of assets in the bankruptcy are included in net assets of discontinued operations and/or net loss from discontinued operations.

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

#

Telestone Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

At March 31, 2004 and December 31, 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  Basic and diluted loss per share were the same, at the reporting dates, as there were no common stock equivalents outstanding.

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include net assets from discontinued operations, creditors holding secured claims, creditors holding unsecured priority claims, and creditors holding unsecured non-priority claims.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2004 and December 31, 2003.

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

#

Telestone Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

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

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  This statement requires the recognition of deferred tax liabilities and assets for the future consequences of events that have been recognized in the Company’s consolidated financial statement or tax returns.  Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities results in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such an asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.  (See Note 5).

Long-lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.   This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations.  Accordingly, the Company reviews the carrying amount of long-lived assets for impairment where events or changes in circumstances indicate that the carrying amount may not be recoverable.  The determination of any impairment would include a comparison of estimated future cash flows anticipated to be generated during the remaining life of the assets to the net carrying value of the assets.  All costs associated with the disposition of assets in the bankruptcy are included in net assets of discontinued operations and/or net loss from discontinued operations.

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

Telestone Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Voluntary Bankruptcy

On September 26, 2003, the Company, and all of its wholly owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”) in order to facilitate the restructuring of the Company’s debt, trade liabilities and other obligations (See Note 3).

NOTE 3 – PETITION FOR RELIEF UNDER CHAPTER 11

On September 26, 2003, Telestone Technologies Corporation (fka Milestone Capital, Inc.) and its wholly owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”) in order to facilitate the restructuring of the Company’s debt, trade liabilities and other obligations.  The Company is currently operating as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders.  In general, as a debtor-in-possession, the Company is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

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

Telestone Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

In order to exit Chapter 11 successfully, the Company will need to propose and obtain confirmation by the Bankruptcy court of a plan of reorganization that satisfies the requirements of the Bankruptcy Code.  At this time, it is not possible to predict accurately the effect of the Chapter 11 reorganization process on the company’s business, creditors or stockholders or when the Company may emerge from Chapter 11.  The Company’s future results depend on the timely and successful confirmation and implementation of a plan of reorganization.

The Company substantially consummated the sale of its primary assets by way of two separate sales transactions.  On December 31, 2003, the Court authorized the Company to sell substantially all of their assets, which primarily consisted of mortgage origination software and other related intellectual property to Crystal Pond Capital Partners.  The purchase price for this sale was $500,000, with an initial $100,000 payment.  The $400,000 balance is to be paid over three years out of 25% of the cumulative net-after-tax profit.

On March 24, 2004, the Court authorized the Debtors to sell designation rights for a plan of reorganization to Focus Tech Investments, Inc. or its designee (“Focus”) and 25,000,000 common shares which are nondilutable under any capitalization for a purchase price of $65,000.00.  In addition, fourteen creditors agreed to advance $50,000.00, as a non-recourse claim, under the terms of convertible promissory (“Notes”§ pursuant to Section 1145 of the Bankruptcy Code, to the Debtors to fund fees and expenses of the Debtors’ and Committee’s professionals for a plan of reorganization.  The Notes are convertible into a total of 4,000,000 common shares and 1,000,000 warrants issued pursuant to section 1145 of the Bankruptcy code and exempt from the registration requirements of Section 5 of the Security Act of 1933 and any state or local law requiring registration for an offer or sole of a security.

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

Accounting Impact

These audited consolidated financials statements have been prepared in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7).  Pursuant to SOP 90-7, the

Telestone Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Company’s pre-petition liabilities that are subject to compromise are reported separately on the balance sheet as an estimate of the amount that will ultimately be allowed by the Bankruptcy Court.

The following table sets forth the liabilities of the Company subject to compromise as of December 31, 2003:

  March 31, 2004

Creditors holding secured claims

    $      241,280

Creditors holding unsecured priority claims

    $      130,018

Creditors holding unsecured nonpriority claims

         2,624,949

Total liabilities subject to compromise

    $   2,996,247

Pursuant to SOP 90-7, an objective of financials statements issued by an entity in Chapter 11 is to reflect its financial evolution during the proceeding.  For that purpose, the financial statements for periods including and subsequent to filing the Chapter 11 petition should distinguish transaction and events that are directly associated with the reorganization from the ongoing operations of the business.  Certain expenses not directly related to ongoing operations are reflected separately in the consolidated statement of operations as reorganization items.  (See Note 7).

NOTE 4 – SHARE EXCHANGE

On January 3, 2002, Telestone Technologies Corporation (fka Milestone Capital, Inc.) completed a share exchange transaction (the “Exchange Transaction”) with EliteAgents, Inc. (“EliteAgents”), whereby Telestone Technologies Corporation (fka Milestone Capital, Inc.) issued shares of its common stock to the shareholders of EliteAgents in exchange for all of the issued and outstanding ownership interests in EliteAgents.  EliteAgents was originally incorporated in New Jersey in 1999 under the name MortgageBANC, Inc. as a New Jersey correspondent mortgage banker.  The name was changed to QuickFinance, Inc. and then to EliteAents, Inc. in March 2000.  Following the Exchange Transaction, EliteAgents, Inc. amended its Articles of Incoporation to change its name to EliteAgents Mortgage Services Inc. in February, 2002.  As a result of the Exchange Transaction, EliteAgents became a wholly owned subsidiary of Telestone Technologies Corporation (fka Milestone Capital, Inc.) for legal purposes and the continuing operating entity for accounting purposes.

NOTE 5 – INCOME TAXES

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes.”  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax

#

Telestone Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

At March 31, 2004 and December 31, 2003, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $4,990,000 and $4,846,000, respectively, principally arising from net operating loss carryforwards for income tax purposes.  Management of the bankrupt company has determined that the Company will not realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded.

The significant components of the deferred tax assets at March 31, 2004 and December 31, 2003 were as follows:

March 31, 2004

December 30, 2004

Net operating loss carryforward

  $14,678,000

      $14,253,000

Deferred tax asset

      4,990,000

          4,846,000

Deferred tax asset valuation allowance

     (4,990,000)

         (4,846,000)

Net deferred tax asset

  $        -

      $        -

At March 31, 2004 and December 31, 2003, the Company has net operating loss carryforwards of approximately $14,678,000 and $14,253,000, respectively, which expire in the years 2020 through 2022.  The change in the allowance account from March 31, 2004 and December 31, 2003 was approximately $425,000.

NOTE 6 – STOCKHOLDERS’ EQUITY

Restricted stock:

All transactions involving issuances by the Company of shares of the Company's common stock and other securities during March 31, 2004 and December 31, 2003, respectively, involved unregistered shares of common stock and securities. Accordingly, trading of such securities is restricted pursuant to Rule 144 of the Securities Act of 1933.

Sales, issuances and cancellations of common stock:

In connection with the sale of common stock in 2000, the Company received a stock subscription receivable of $101,675. As of December 31, 2002, the stock subscription receivable had not been satisfied and, accordingly, it was cancelled and reversed against additional paid-in capital in 2002. Certain of the

#

Telestone Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

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

The Company issued 1,176,825 shares of common stock for the reimbursement of expenses and as payment for services in 2002. A total of 890,575 shares were issued to officers of the Company in 2002 for the reimbursement of expenses totaling $43,750. The number of shares issued to the officers was determined based on the offering price per share for shares sold through private placements. However, the fair value of the shares at the date of issuance was $267,173 based on the quoted market price. Accordingly, the Company recognized a charge of $267,173 during 2002 for the fair value of the shares issued to the officers. A total of 286,250 shares were issued by the Company as payments for services in 2002. The shares had a fair value of $54,300 which is included in loss from discontinued operations.  Subsequent to December 31, 2003, the Company issued approximately 55,000 shares of common stock in relationship to various commitments under the reorganization agreement.

Series A convertible preferred stock:

As of December 31, 2001, Elite had 508,655 shares of Series A convertible preferred stock that were authorized, issued and outstanding. These shares earned dividends, if declared, at the rate of 8% on the original purchase price. In addition, each share of Series A preferred stock was convertible into five shares of the Company's common stock. During 2001, the Company issued 40,692 shares of common stock to pay accrued dividends on the Series A convertible preferred stock of $20,000. As discussed Note 1, all of the shares of Series A convertible preferred stock were exchanged for shares of Telestone Technologies Corporation (fka Milestone Capital, Inc.) common stock on January 3, 2002.

Sales, issuances and cancellation of Series B preferred stock:

As of January 1, 2001, Elite had 12,357,165 shares of Series B preferred stock outstanding including 11,070,048 shares for which it had subscriptions receivable of $1,925,000 at a purchase price of $.17 per share. The fully-paid shares earned dividends, if declared, at the rate of 8% on the original purchase price. Each share of Series B preferred stock was convertible into one share of common stock. During 2001, the Company received proceeds of $1,454,773 from the payment of subscriptions receivable and canceled subscriptions for the purchase of 2,702,639 shares. In addition, during 2001, the Company: (i) sold an additional 3,440,637

#

Telestone Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

shares of Series B preferred stock and received proceeds of $598,365, (ii) issued 258,641 shares of Series B preferred stock as payment for salaries of $45,000 earned in years prior to 2001 and (iii) issued 1,092,031 shares of Series B preferred stock in exchange for the cancellation of a $190,000 loan from an officer. As discussed in Note 1, all of the shares of Series B convertible preferred stock were exchanged for shares of Telestone Technologies Corporation (fka Milestone Capital, Inc.) common stock on January 3, 2002.

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

The Company has elected to continue to use the provisions of APB 25 in accounting for stock options and warrants granted to employees. During 2002, the exercise price of options granted to employees was equal to or greater than the fair market value of the stock at the date of grant and, accordingly, no earned or unearned compensation cost was recognized for options granted to employees. As explained above, the Company recognized compensation cost of $243,000 as a result of the issuance of warrants to purchase 1,080,000 shares to officers in 2002. During 2001, the Company granted options to purchase 803,910 shares to employees. The exercise price of options granted was $.05 per share and the fair market value per share of common stock was $.17 per share. Accordingly, a charge of $.12 per share, or an aggregate charge of $803,910, was initially recorded as unearned compensation with an offsetting credit to additional paid-in capital. During 2001, options to purchase 452,952 shares of common stock were cancelled and, accordingly, the Company reduced unearned compensation related to those options by $56,515. During 2002, options to purchase 946,618 shares of common stock were cancelled and, accordingly, the Company reduced unearned compensation related to those options by $118,110. The unearned compensation is being amortized over the respective vesting periods of the options of three to four years. During 2002 and 2001, the Company amortized $157,321 and $166,688, respectively, of unearned compensation. The remaining balance of unearned compensation of $329,028 as of

Telestone Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2004 and December 31, 2003, respectively,  has been reflected as a reduction of stockholders' equity.

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

NOTE 7 – REORGANIZATION ITEMS

Pursuant to SOP 90-7, the Company is required to segregate certain expenses, realized gains and losses and provisions for losses not directly related to ongoing operations as reorganization items in the condensed consolidated statements of operations.  The following reorganization items were incurred during the period ended December 31, 2003.

December 31, 2003

Court costs

        $      500

Advance for administrative costs

        $115,000

Contribution of capital for professional services

        $  15,000

NOTE 8 – SUBSEQUENT EVENTS

On July 9, 2004, the First Amended Disclosure Statement (the “Disclosure Statement”) and First Amended Joint Plan of Liquidation (the “Plan”) were filed by the Debtors and the Official Committee of Unsecured Creditors, and the Scheduling Order, Disclosure Statement, Plan.

On August 10, 2004, at the hearing on confirmation, and of the Plan and Disclosure Statement, the Court approved the Plan and entered the order entitled “Order Approving Disclosure Statement and Confirming First Amended Plan of Liquidation and Authorizing and Directing Certain Actions In

Telestone Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Connection Therewith” (“Order”) on August 12, 2004.  The Order provided that  the property dealt with by the Plan shall be free and clear of all liens, claims, encumbrances and interests, with valid liens, claims, encumbrances and interests to attach to the proceeds of sale as set forth in the Plan.

Pursuant to the Plan, as confirmed by the Bankruptcy Court, all prior operational assets were liquidated and the proceeds are being paid per the approved Claim Schedule to creditors and for the administration of the estate.  Pursuant to the Order, all of the property of Company’s estate vested in the Plan Trustee, free and clear of all claims, liens, encumbrances, charges or other interests, and all executory contracts and unexpired leases were rejected.  The Bankruptcy Court also placed an injunction against all entities that may have held, currently hold, or may hold a debt, claim or other liability or interest against the Company dischargeable upon confirmation of the Plan and permanently enjoined any action on account of such debt, claim, liability, interest or right.  The Bankruptcy Court further terminated all claims arising or related to stock, stock options, stock plans for employees, officers and directors, warrants and convertible provisions within the debt instruments by creditors.  The Bankruptcy Court also ordered that the common stock of the Company be diluted by reverse split of issued and outstanding common shares of the Company.  Under the Order Confirming, each share of the Company’s common stock issued and outstanding was reclassified as and changed unto 822nd of 1 share of common stock at a $0.001 par value.

The Bankruptcy Court ordered that the Company reincorporate and redomicile from the State of Colorado to the State of Delaware and that the name of the Company be changed to Telestone Technologies Corporation; that the Board of Directors be authorized under the Plan it issue common shares pursuant to an Exchange Agreement at the time of closing or in escrow in which effective control or majority ownership of the Company is given to the acquired or acquiring business entity without the need of shareholder approval; that the Board of Directors be authorized to amend the Company’s By-Laws and amend the Company’s fiscal year to a date established and set forth in an Exchange Agreement without the need of shareholder approval; and that the Board of Directors be authorized and directed to conduct a shareholder meeting with the consent of a majority of shareholders at such time as set by the Board of Directors within forty-five (45) days of the closing of the Exchange Agreement, but no sooner than ten (10) days following the Company’s filing of an 8K under the Securities Act of 1934 (“Act”) giving full financial disclosure and the mailing of an Information Statement pursuant to the Act..

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

#

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF 1995. Statements contained in this filing that are not based on historical fact, including without limitation statements containing the words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect" and similar words, constitute "forward-looking statements". These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which Telestone Technologies Corporation ("we", "Milestone" or “Company”) operates; technology changes; the competition we face; changes in our business strategy or development plans; the high leverage of Milestone; our ability to attract and retain qualified personnel; existing governmental regulations and changes in, or our failure to comply with, governmental regulations; liability and other claims asserted against us; it's our ability or the ability of our third-party suppliers to take corrective action in a timely manner with respect to changing government regulations; and other factors referenced in our filings with the Securities and Exchange Commission.

Significant Events

NOTICE OF FILING OF BANKRUPTCY PETITION AND SALE OF OPERATING ASSETS on September 26, 2003, the company and its subsidiary, Elite Agents Mortgage Services, Inc. filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy code in the US Bankruptcy Court for the District of New Jersey, in Newark (Case Nos. 03-41805 and 03-41806).  Both companies filed a Motion pursuant to Rule 1015(b) of the Federal Rules of Bankruptcy procedure directing joint administration of the proceedings.  This allows the companies to continue to operate while a plan of reorganization is finalized.  We are pursuing the opportunity to acquire another mortgage company that has significant mortgage processor infrastructure in place.  We are also trying to evolve Milestone into a technology licensing company that would provide our software, for compensation, to other mortgage companies.  We further have ceased the origination of any new mortgage loans.  There are no assurances that either strategy will be successful, and we may be forced to close the company and sell the assets.  All discussions regarding the financial condition and results of operations should be read in conjunction with the pending Chapter 11 proceedings.  No funds will be available for distribution to stockholders after all approved bankruptcy administration expenses were paid and distributions have been made to the Company’s creditors whose claims exceeded the Company’s potential resources from the sale of its operating assets and sale of designation rights to present a plan of reorganization.

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

Loan Origination and Broker Fee Income. We recognize fees from purchase mortgage loan originations at closing if the loan is brokered by us instead of warehoused by us. Loan origination income decreased to $573,913 in fiscal third quarter 2003 from $643,984 in fiscal third quarter 2002.  For the nine months ending March 31, 2004, loan origination income increased to $ 2,495,965 from $ 1,495,291 in the first nine months of 2002.  The primary factor that contributed significantly to the increase in revenue per loan we experienced during the third quarter of 2003 compared to the third quarter of 2002 was the better margins that we received from the lending institutions we utilized due to better relations with them and our improved understanding of which institutions provide better margins.

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

As of March 31, 2004, we had a cash balance of $17,388 and a working capital deficiency in excess of $2,200,000. We believe that we may continue to incur negative cash flows from operating activities for the foreseeable future.  There can be no assurance that we will be able to obtain additional capital on terms acceptable to us or complete the transactions previously discussed. See "Need for additional financing; uncertainty of additional financing" in the "Risk Factors" section of Milestone's Annual Report on Form 10-KSB filed on April 15, 2003, as amended by Milestone's Form 10-KSB/A filed on April 30, 2003.

Milestone has accrued significant accounts payable in connection with the negotiation of one of the proposed acquisitions, and in the event that we do not obtain the debt financing, our need to obtain alternative sources of financing in order to continue our ongoing business operations and satisfy our accounts payable will be increased.

Net cash used in operating activities was $238,852 for the nine months ended March 31, 2004, as compared to net cash used in operations of $454,777 for the nine months ended September 30, 2002. The decrease in net cash used in operating activities was primarily due to the reduction in the net operating loss during the nine months ended March 31, 2004, as compared to the nine months ended September 30, 2002.

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

Cautionary Statements

We continue to be subject to certain factors that could cause our results to differ materially from expected and historical results. You should carefully review the risks described in this Quarterly Report as well as the risks described in our Annual Report on Form 10-KSB filed on August ____, 2004.

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

(b)  Changes in internal controls.   The Company did not have the financial resources to retain our outside accounting firm to review our internal controls over financial reporting during the quarter ended March 31, 2004.  Management does not believe that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

NOTICE OF FILING OF BANKRUPTCY PETITION AND SALE OF OPERATING ASSETS on September 26, 2003, the company and its subsidiary, Elite Agents Mortgage Services, Inc., filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy code in the US Bankruptcy Court for the District of New Jersey, in Newark (Case Nos. 03-41805 and 03-41806).  Both companies filed a Motion pursuant to Rule 1015(b) of the Federal Rules of Bankruptcy procedure directing joint administration of the proceedings.  This allows the companies to continue to operate while a plan of reorganization is finalized.  We are pursuing the opportunity to acquire another mortgage company that has significant mortgage processor infrastructure in place.  We are also trying to evolve Milestone into a technology licensing company that would provide our software, for compensation, to other mortgage companies.  We further have ceased the origination of any new mortgage loans.  There are no assurances that either strategy will be successful, and we may be forced to close the company and sell the assets.  All discussions regarding the financial condition and results of operations should be read in conjunction with the pending Chapter 11 proceedings.  No funds will be available for distribution to stockholders after all approved bankruptcy administration expenses were paid and distributions have been made to the Company’s creditors whose claims exceeded the Company’s potential resources from the sale of its operating assets and public shell.

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

ITEM 7.

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

Date: September 1, 2004

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

        Signature                                                      Title                                           Date

/s/   Charles J. DeMory

Charles J. DeMory

Chief Executive Officer                   September 1, 2004

President, Director and

Principal Executive Officer

/s/   John Mangel, III

John Mangel, III

Chief Financial Officer                   September 1, 2004

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

Date: September 1, 2004

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

Date: September 1, 2004

By:

/s/   John Mangel, III

John Mangel, III, Chief Financial Officer,

Executive Vice President and Director

(Principal Financial and Accounting Officer

#