Form 10QSB
period 2004-06-30
TELESTONE TECHNOLOGIES CORP
filed 2004-09-16
CIK 817129

==============================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

    OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2004

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

(212) 880-3794

(Issuer's Telephone Number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of June 30, 2004, the registrant had 82,077,000 shares of common stock, no par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

================================================================================

#

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

TELESTONE TECHNOLOGIES CORPORATION
(FKA MILESTONE CAPITAL, INC.)
BALANCE SHEETS

	June 30, 2004	December 31,
	(unaudited)	2003
ASSETS

Current Assets:
Cash	$-	$-
Total current assets	-	-

Other Assets	-	-
Total assets	-	-

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

Liabilities not subject to compromise:
Priority claims after filing	115,000	-
Total current liabilities not subject to compromise	115,000	-

Liabilities subject to compromise
Creditors holding secured claims	241,280	241,280
Creditors holding unsecured priority claims	130,018	130,018
Creditors holding unsecured nonpriority claims	2,624,949	2,624,949
Total liabilities subject to compromise	2,996,247	2,996,247

COMMITMENTS AND CONTINGENCIES	-	-

Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
99,917 and 99,849 shares issued and outstanding	100	100
Additional paid-in capital	12,218,475	12,193,475
Accumulated deficit	(15,329,822)	(15,189,822)

Total stockholders' equity (deficit)	(3,111,247)	(2,996,247)

Total liabilities and stockholders' equity (deficit)	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.
F-2

#

#

TELESTONE TECHNOLOGIES CORPORATION
(FKA MILESTONE CAPITAL, INC.)
STATEMENT OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues, net	$-	$-	$-	$-

Operating expenses	-	-	-	-

Net loss from continuing operations before:
income taxes, reorganization items and discontinued operations	-	-	-	-

Income taxes	-	-	-	-

Net loss before reorganization items and discontinued operations	-	-	-	-

Reorganization item	(10,000)	-	(140,000)	-

Net loss before discontinued operations	(10,000)	-	(140,000)	-

Discontinued operations	-	(388,213)	-	(779,950)

Net loss available to common stockholders	$(10,000)	$(388,213)	$(140,000)	$(779,950)

Basic and diluted net loss per common share, discontinued operations	$(0.10)	$(3.88)	$(1.40)	$(7.81)

Weighted average shares outstanding	99,917	99,849	99,917	99,849

	The accompanying notes are an integral part of these consolidated financial statements.
	F-3

TELESTONE TECHNOLOGIES CORPORATION
(FKA MILESTONE CAPITAL, INC.)
STATEMENT OF CASH FLOWS

	Six months ended
	June 30, 2004	June 30, 2003
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(140,000)	$-
Net loss from discontinued operations	-	(779,950)
	(140,000)	(779,950)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	-	196,462
Forgiveness of current year salaries	-	96,582
Deferred acquisition costs	-	5,000
Capital contributed by debt holder	25,000
Charges to interest expense associated with:
- amortization of debt discount and deferred
financing costs	-	35,400
Mortgage loans held for sale		(85,700)
Prepaid expenses and other receivables		(84,698)
Borrowings under warehouse line of credit	-	85,700
Accounts payable and accrued expenses	-	284,079
Other liabilities	-	(7,278)
Priority claims after filing	115,000
Net cash used by discontinued operations	-	154,903
Net cash used in operating activities	-	(99,500)

Cash flows from investing activities:
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of notes payable	-	(15,000)
Payments of notes payable	-	114,500
Net cash provided by financing activities	-	99,500

Net increase (decrease) in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at the end of the period	$-	$-

Supplemental cash flow disclosures
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Elite has continued its mortgage banking activities and other financial services subsequent to the Exchange. It has focused on mortgage loan originations through the uses of the Internet and proprietary technology. In addition, effective May 8, 2002, Telestone Technologies Corporation (fka Milestone Capital, Inc.) formed a wholly-owned subsidiary, EliteAgents Leasing Services, Inc. ("Leasing"), for the purpose of establishing equipment financing and leasing operations. Leasing did not generated any revenues through December 31, 2003.

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

Telestone Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

At June 30, 2004 and December 31, 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include net assets from discontinued operations, creditors holding secured claims, creditors holding unsecured priority claims, and creditors holding unsecured non-priority claims.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2004 and December 31, 2003.

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

Telestone Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

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

Accounting Impact

These audited consolidated financials statements have been prepared in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7).  Pursuant to SOP 90-

Telestone Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

7, the Company’s pre-petition liabilities that are subject to compromise are reported separately on the balance sheet as an estimate of the amount that will ultimately be allowed by the Bankruptcy Court.

The following table sets forth the liabilities of the Company subject to compromise as of December 31, 2003:

    June 30, 2003

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

At June 30, 2004 and December 31, 2003, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $4,993,000 and $4,846,000, respectively, principally arising from net operating loss carryforwards for income tax purposes.  Management of the bankrupt company has determined that the Company will not realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded.

The significant components of the deferred tax assets at June 30, 2004 and December 31, 2003 were as follows:

	June 30, 2004	December 31, 2003

Net operating loss carryforward:	$14,688,000	$14,253,000
Deferred tax asset	4,993,000	4,846,000
Deferred tax asset valuation allowance	(4,993,000)	(4,846,000)
Net deferred tax asset	$ -	$ -

At June 30, 2004 and December 31, 2003, the Company has net operating loss carryforwards of approximately $14,993,000 and $14,253,000, respectively, which expire in the years 2020 through 2022.  The change in the allowance account from June 30, 2004 and December 31, 2003 was approximately $740,000.

NOTE 6 – STOCKHOLDERS’ EQUITY

Restricted stock:

All transactions involving issuances by the Company of shares of the Company's common stock and other securities during June 30, 2004 and December 31, 2003, respectively, involved unregistered shares of common stock and securities. Accordingly, trading of such securities is restricted pursuant to Rule 144 of the Securities Act of 1933.

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

Telestone Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

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

The Company has elected to continue to use the provisions of APB 25 in accounting for stock options and warrants granted to employees. During 2002, the exercise price of options granted to employees was equal to or greater than the fair market value of the stock at the date of grant and, accordingly, no earned or unearned compensation cost was recognized for options granted to employees. As explained above, the Company recognized compensation cost of $243,000 as a result of the issuance of warrants to purchase 1,080,000 shares to officers in 2002. During 2001, the Company granted options to purchase 803,910 shares to employees. The exercise price of options granted was $.05 per share and the fair market value per share of common stock was $.17 per share. Accordingly, a charge of $.12 per share, or an aggregate charge of $803,910, was initially recorded as unearned compensation with an offsetting credit to additional paid-in capital. During 2001, options to purchase 452,952 shares of common stock were cancelled and, accordingly, the Company reduced unearned compensation related to those options by $56,515. During 2002, options to purchase 946,618 shares of common stock were cancelled and, accordingly, the Company reduced unearned compensation related to those options by $118,110. The unearned compensation is being amortized over the respective vesting periods of the options of three to four years. During 2002 and 2001, the Company amortized $157,321 and $166,688, respectively, of unearned compensation. The remaining balance of unearned compensation of $329,028 as of June 30, 2004 and December 31, 2003, respectively,  has been reflected as a reduction of stockholders' equity.

Telestone Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

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

December 31, 2003

Court Costs

         $       500

Advance for administrative costs

         $115,000

Contribution of capital for professional services

         $  25,000

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

Telestone Technologies Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

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

Loan Origination and Broker Fee Income. We recognize fees from purchase mortgage loan originations at closing if the loan is brokered by us instead of warehoused by us. Loan origination income decreased to $573,913 in fiscal third quarter 2003 from $643,984 in fiscal third quarter 2002.  For the nine months ending June 30, 2004, loan origination income increased to $ 2,495,965 from $ 1,495,291 in the first nine months of 2002.  The primary factor that contributed significantly to the increase in revenue per loan we experienced during the third quarter of 2003 compared to the third quarter of 2002 was the better margins that we received from the lending institutions we utilized due to better relations with them and our improved understanding of which institutions provide better margins.

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

As of June 30, 2004, we had a cash balance of $17,388 and a working capital deficiency in excess of $2,200,000. We believe that we may continue to incur negative cash flows from operating activities for the foreseeable future.  There can be no assurance that we will be able to obtain additional capital on terms acceptable to us or complete the transactions previously discussed. See "Need for additional financing; uncertainty of additional financing" in the "Risk Factors" section of Milestone's Annual Report on Form 10-KSB filed on April 15, 2003, as amended by Milestone's Form 10-KSB/A filed on April 30, 2003.

Milestone has accrued significant accounts payable in connection with the negotiation of one of the proposed acquisitions, and in the event that we do not obtain the debt financing, our need to obtain alternative sources of financing in order to continue our ongoing business operations and satisfy our accounts payable will be increased.

Net cash used in operating activities was $238,852 for the nine months ended June 30, 2004, as compared to net cash used in operations of $454,777 for the nine months ended September 30, 2002. The decrease in net cash used in operating activities was primarily due to the reduction in the net operating loss during the nine months ended June 30, 2004, as compared to the nine months ended September 30, 2002.

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

(b)  Changes in internal controls.   The Company did not have the financial resources to retain our outside accounting firm to review our internal controls over financial reporting during the quarter ended June 30, 2004.  Management does not believe that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

(Principal Financial and Accounting Off