Form 10-Q/A
period 2004-03-31
TELESTONE TECHNOLOGIES CORP
filed 2004-09-23
CIK 817129

==============================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

#

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Bal Sheet

mmmm d, yyyy
2003

-	-
-	-

-	-
-	-

115,000	-
115,000	-

241,280	241,280
130,018	130,018
2,624,949	2,624,949
2,996,247	2,996,247

-	-

-	-

7,831,885	7,831,885
4,064,524	4,049,524
(329,028)	(329,028)
(14,678,628)	(14,548,628)

(3,111,247)	(2,996,247)

-	-

State of Ops

2004	2003

-	-

-	-

-	-

-	-

-	-

(130,000)	-

(130,000)	-

-	(391,737)

(130,000)	(391,737)

82,131,943	82,076,000

Cash flows

mmmm d, yyyy	mmmm d, yyyy

(130,000)	-
-	(391,737)
(130,000)	(391,737)

-	221,250
-	98,231
-	53,000
-	5,000
15,000	-

-	35,400
448,300
(23,634)
-	(448,300)
-	117,834
-	(3,639)
115,000	-
-	(148,205)
-	(36,500)

-	-

-	(15,000)
-	51,500
-	36,500

-	-

-	-

-	-

-	-
-	-

#

Bal Sheet

mmmm d, yyyy
2003

-	-
-	-

-	-
-	-

115,000	-
115,000	-

241,280	241,280
130,018	130,018
2,624,949	2,624,949
2,996,247	2,996,247

-	-

-	-

7,831,885	7,831,885
4,064,524	4,049,524
(329,028)	(329,028)
(14,678,628)	(14,548,628)

(3,111,247)	(2,996,247)

-	-

State of Ops

2004	2003

-	-

-	-

-	-

-	-

-	-

(130,000)	-

(130,000)	-

-	(391,737)

(130,000)	(391,737)

82,131,943	82,076,000

Cash flows

mmmm d, yyyy	mmmm d, yyyy

(130,000)	-
-	(391,737)
(130,000)	(391,737)

-	221,250
-	98,231
-	53,000
-	5,000
15,000	-

-	35,400
448,300
(23,634)
-	(448,300)
-	117,834
-	(3,639)
115,000	-
-	(148,205)
-	(36,500)

-	-

-	(15,000)
-	51,500
-	36,500

-	-

-	-

-	-

-	-
-	-

#

Bal Sheet

mmmm d, yyyy
2003

-	-
-	-

-	-
-	-

115,000	-
115,000	-

241,280	241,280
130,018	130,018
2,624,949	2,624,949
2,996,247	2,996,247

-	-

-	-

7,831,885	7,831,885
4,064,524	4,049,524
(329,028)	(329,028)
(14,678,628)	(14,548,628)

(3,111,247)	(2,996,247)

-	-

State of Ops

2004	2003

-	-

-	-

-	-

-	-

-	-

(130,000)	-

(130,000)	-

-	(391,737)

(130,000)	(391,737)

82,131,943	82,076,000

Cash flows

mmmm d, yyyy	mmmm d, yyyy

(130,000)	-
-	(391,737)
(130,000)	(391,737)

-	221,250
-	98,231
-	53,000
-	5,000
15,000	-

-	35,400
448,300
(23,634)
-	(448,300)
-	117,834
-	(3,639)
115,000	-
-	(148,205)
-	(36,500)

-	-

-	(15,000)
-	51,500
-	36,500

-	-

-	-

-	-

-	-
-	-

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

Special Cautionary Notice Regarding Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q/A contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in "Management's Discussion and Analysis or Plan of Operation" as well as in this Quarterly Report generally. You should carefully review the risks described in this Quarterly Report as well as the risks described in our Annual Report on Form 10-KSB filed on April 15, 2003, as amended by our Form 10-KSB/A filed on

April 30, 2003. In addition, when used in this Quarterly Report, the words "anticipates," "plans," "believes," "intends," "estimates," and "expects" and similar expressions are generally intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements or us. We undertake no obligation to revise these forward-looking statements to reflect any future events or circumstances.

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