Form 10QSB
period 2004-09-30
TELESTONE TECHNOLOGIES CORP
filed 2004-11-15
CIK 817129

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                   FORM 10-QSB

                                 --------------


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended September 30, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

         For the transition period from _____________  to _____________

                        Commission file number 033-15096

                          Telestone Technologies Corp.
             (Exact name of registrant as specified in its charter)

              Delaware                                          84-1111224
   (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                         Identification Number)

Floor 6, Saiou Plaza, No. 5 Haiying Road                          100070
         Fengtai Technology Park
   Beijing, People's Republic of China
(Address of principal executive offices)                         (Zip Code)

                  Registrant's telephone number, including area
                              code: 86-10-83670505

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Outstanding at
                                                      November 12, 2004
        Common Stock, $.001 par value                    [8,060,106]

                          TELESTONE TECHNOLOGIES CORP.

                                      Index

                                                                        Page No.
                                                                        --------


PART I  ....................................................................2

FINANCIAL INFORMATION.......................................................2

        Item 1.  Financial Statements.......................................2

CONDENSED CONSOLIDATED BALANCE SHEETS.......................................2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED).................3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED).................4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS........................5

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations........................9

        Item 3.  Quantitative and Qualitative Disclosures About Market Risk.17

        Item 4.  Controls and Procedures....................................17

PART II ....................................................................18

OTHER INFORMATION 18

        Item 1.  Legal Proceedings..........................................18

        Item 2.  Unregistered Sales of Equity Securitiesand Use of Proceeds.18

        Item 3.  Defaults Upon Senior Securities............................18

        Item 4.  Submission of Matters to a Vote of Security Holders........18

        Item 5.  Other Information..........................................18

        Item 6.  Exhibits...................................................19

SIGNATURES        ..........................................................20


                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                          TELESTONE TECHNOLOGIES CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                                (Unaudited)
                                                                                      As of           As of
                                                                              September 30,    December 31,
                                                                                       2004            2003
                                                                      Note          US$,000         US$,000
ASSETS
Current assets
   Cash and bank balances                                               6               793           1,226
   Accounts receivable                                                  8            15,818           7,236
   Due from a director and employees                                                    233           1,905
   Inventories - Finished goods                                                       3,447           4,556
   Prepayment                                                                           761             476
   Other current assets                                                                 742             715
                                                                              -------------   -------------

   Total current assets                                                               21,794          16,114

Property, plant and equipment, net                                                      367             790
                                                                              -------------   -------------

Total assets                                                                         22,161          16,904
                                                                              =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Debts maturing within one year                                                       605             484
   Accounts payable - Trade                                                           2,006           1,115
   Customer deposits for sales of equipment                                             267             152
   Due to directors and employees                                                       755           2,084
   Tax payable                                                          8             6,617           4,936
   Accrued expenses and other accrued liabilities                                       786             350
                                                                              -------------   -------------

         Total current liabilities                                                   11,036           9,121
                                                                              -------------   -------------
Commitments and Contingencies                                                          --              --
Minority interests                                                      9              --             4,123
Stockholders' equity
Preferred stock, US$0.001 par value, 10,000,000 shares authorized,
   no shares issued                                                                    --              --
Common stock and paid-in capital, US$0.001 par value:
   Authorized - 100,000,000 shares as of September 30, 2004
   and December 31, 2003
Issued and outstanding - 8,000,106 shares as of September 30, 2004
   and 1,708 shares as of December 31, 2003                                               8            --
Additional paid-in capital                                                            5,670               1
Retained earnings                                                                     5,447           3,659
                                                                              -------------   -------------

Total stockholders' equity                                                           11,125           3,660
                                                                              -------------   -------------

Total liabilities and stockholders' equity                                           22,161          16,904
                                                                              =============   =============


The accompanying notes are an integral part of these condensed consolidated financial statements


                          TELESTONE TECHNOLOGIES CORP.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   (Unaudited)                (Unaudited)
                                                                Three months ended         Nine months ended
                                                                  September 30,               September 30,
                                                            ------------------------    -----------------------
                                                                 2004          2003          2004          2003
                                                      Note    US$,000       US$,000       US$,000       US$,000

Operating revenues                                               5,208         4,040        12,719        10,225
                                                            ----------    ----------    ----------    ----------
Operating expenses
   Equipment and services                                        2,491         1,697         5,938         4,959
   Sales and marketing                                             742           357         1,456           954
   General and administrative                                      224           253           669           617
   Research and development                                         82            69           162           181
   Depreciation and amortization                                    18            51            20           100
                                                            ----------    ----------    ----------    ----------

   Total operating expenses                                      3,557         2,427         8,245         6,811
                                                            ----------    ----------    ----------    ----------

         Operating income                                        1,651         1,613         4,474         3,414
Interest expense                                                   (24)          (16)          (42)          (29)
Other income, net                                                    5            17             5           271
                                                            ----------    ----------    ----------    ----------

Income before income taxes and minority interest                 1,632         1,614         4,437         3,656
Income taxes expenses                                  7          --            (659)         (433)       (1,288)
                                                            ----------    ----------    ----------    ----------

Income before minority interest                                  1,632           955         4,004         2,368
Minority interest                                                 --            (411)         (368)       (1,018)
                                                            ----------    ----------    ----------    ----------

Income before extraordinary item                                 1,632           544         3,636         1,350
Extraordinary gain                                                --            --           2,302          --
                                                            ----------    ----------    ----------    ----------

Net income                                                       1,632           544         5,938         1,350
                                                            ==========    ==========    ==========    ==========

Earnings per share:                                    5

Weighted average number of shares outstanding
Basic                                                        5,753,306         1,708     2,082,474         1,708
Dilutive Effect of Warrants                                     88,699          --          29,782          --
                                                            ==========    ==========    ==========    ==========
Diluted                                                      5,842,005         1,708     2,112,256         1,708
                                                            ==========    ==========    ==========    ==========

Net income per share of common stock                               US$           US$           US$           US$
Basic:
   Income before extraordinary gain                               0.28           319          1.75           790
                                                            ==========    ==========    ==========    ==========
   Net income                                                     0.28           319          2.85           790
                                                            ==========    ==========    ==========    ==========
Diluted:
   Income before extraordinary gain                               0.28           319          1.72           790
                                                            ==========    ==========    ==========    ==========
   Net income                                                     0.28           319          2.81           790
                                                            ==========    ==========    ==========    ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.



                          TELESTONE TECHNOLOGIES CORP.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               (Unaudited)
                                                     Nine months ended September 30,
                                                     --------------------------------
                                                          2004               2003
                                                        US$,000            US$,000
Cash flows from operating activities
Net income                                                   5,938             1,350
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
   Depreciation and amortization                                20               100
   Extraordinary gain                                       (2,302)             --
   Minority interests                                          368             1,018
Changes in assets and liabilities:
   Accounts receivable                                      (8,582)           (3,327)
   Inventories, net                                          1,109             2,138
   Due from a director and employees                           309              (233)
   Prepayment                                                 (285)              672
   Tax receivables                                            --                 615
   Other current assets                                        (27)              808
   Accounts payable                                            891            (1,760)
   Due to directors and employees                              398                79
   Customer deposits for sales of equipment                    115             (3,543)
   Tax payable                                               1,681             1,762
   Accrued expenses and other accrued liabilities              236                27
                                                     -------------     -------------

   Net cash used in operating activities                      (131)             (294)
                                                     -------------     -------------

         Cash flows from investing activities
   Purchase of property, plant and equipment                  (423)             (293)
                                                     -------------     -------------

   Net cash used in investing activities                      (423)             (293)
                                                     -------------     -------------

         Cash flows from financing activities
   Borrowings of short-term debts                              605               484
   Repayment of short-term debts                              (484)             --
                                                     -------------     -------------

   Net cash provided by financing                              121               484
                                                     -------------     -------------

Net decrease in cash and cash equivalents                     (433)             (103)
Cash and cash equivalents, beginning of the period           1,226               706
                                                     -------------     -------------

Cash and cash equivalents, end of the period                   793               603
                                                     =============     =============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                          TELESTONE TECHNOLOGIES CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION AND PRINCIPAL ACTIVITIES

         Telestone Technologies Corporation ("TTC" or the "Company"), formerly known as Milestone Capital, Inc. was organized under the laws of the State of Colorado in February 1987 under the name Shield Enterprises, Inc. In August 2004, the Company reincorporated in the State of Delaware under the name Telestone Technologies Corporation.

         On September 26, 2003, the Company filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of New Jersey, in Newark. Immediately prior to the reorganization (as described in Note 2 below) with Success Million International Limited ("SMI") on August 23, 2004, the Company had no significant business operations.

         Upon the completion of the reorganization, the Company assumed the business operations of SMI as primarily undertaken by its subsidiary, Beijing Telestone Technology Company Limited ("Telestone"), an enterprise established in Beijing, People's Republic of China (the "PRC") that is engaged in the business of design, development, installation and trading of wireless telecommunication coverage system equipment.

2.       REORGANIZATION

         On September 26, 2003, the Company filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On July 9, 2004, the First Amended Disclosure Statement (the "Disclosure Statement") and First Amended Joint Plan of Liquidation (the "Plan") were filed by the Company and the Official Committee of Unsecured Creditors.

         On August 10, 2004, the Bankruptcy Court approved the Disclosure Statement and Plan, and entered the order entitled "Order Approving Disclosure Statement and Confirming First Amended Plan of Liquidation and Authorizing and Directing Certain Actions In Connection Therewith" ("Order") on August 12, 2004. The Order provided that the property dealt with by the Plan shall be free and clear of all liens, claims, encumbrances and interests, with valid liens, claims, encumbrances and interests to attach to the proceeds of sale as set forth in the Plan.

         Pursuant to the Plan, as confirmed by the Bankruptcy Court, all prior operational assets were to be liquidated and the proceeds paid per the approved Claim Schedule, to creditors and for the administration of the estate. Pursuant to the Order, all of the property of the Company's estate vested in the Plan Trustee, free and clear of all claims, liens encumbrances, charges or other interests, and all executory contracts and unexpired leases were rejected. The Bankruptcy Court also placed an injunction against all entities that may have held, currently hold, or may hold a debt, claim or other liability or interest against the Company dischargeable upon confirmation of the Plan and permanently enjoined any action on account of such debt, claim, liability, interest or right. The Bankruptcy Court further terminated all claims arising or related to stock, stock options, stock plans for employees, officers and directors, warrants and convertible provisions within the debt instruments by creditors. The Bankruptcy Court also ordered that each common stock share of the Company be subject to a reverse split and changed into 822nd of 1 share of common stock at a $0.001 par value. This became effective on August 17, 2004.

         Pursuant to the Order, the Company reincorporated in the State of Delaware under the name Telestone Technologies Corporation on August 13, 2004, by filing a Certificate of Incorporation filed with the State of Delaware. The Company is now authorized to issue a total of 110,000,000 shares with 100,000,000 being shares of common stock with a par value of $0.001, and 10,000,000 being shares of preferred stock with a par value of $0.001.

         On August 23, 2004, the Company completed a stock exchange transaction with the stockholders of SMI, a company incorporated under the laws of Hong Kong Special Administrative Region of the PRC. Pursuant to the Exchange Agreement, the Company issued 4,100,000 shares of its common stock to the stockholders of SMI, in exchange for 24,010,000 outstanding shares of SMI. Immediately, after giving effect to the exchange, the Company had 4,200,106 shares of its common stock outstanding. As a result of the exchange, SMI became a wholly-owned subsidiary of the Company.

         As part of this reorganization, the Company was obligated to issue an aggregate of 4,000,000 common shares and 1,000,00 warrants, upon conversion of indebtedness in the principal amount of $50,000 which was originally due and payable on or before January 1, 2005 for the rights attributable to the March 24, 2004 advance by 14 creditors. Each warrant entitles the holders to purchase one share at a price of $3.00 per share for a period from August 20, 2004 to March 24, 2009. In consideration of the cancellation by one of the afore-mentioned creditors of her right to receive 200,000 shares and 50,000 warrants, the Company issued a note payable in the principal amount of $50,000 due and payable on or before January 1, 2005 and accruing interest at the rate of 10% per annum. In addition, Focus Tech Investments Inc., was issued a note for $150,000 which is due and payable on or before January 1, 2005 at the interest rate of 10% per annum in consideration for relinquishing its right to receive 24 million shares of stock as a result of its $65,000 investment in the Company as part of the bankruptcy proceeding.. The warrants were valued using the Black-Scholes option valuation model and were determined to have no value. Thus no value has been assigned on them.

         On October 29, 2004, warrants to purchase 60,000 shares of common stock were exercised for total proceeds of $180,000.

         For accounting purposes, the transaction has been treated as a recapitalization of SMI with TTC being the legal survivor and SMI being the accounting survivor and the operating entity. That is, the historical financial statements prior to August 23, 2004 are those of SMI, even though they are labeled as those of TTC. Retained earnings of the accounting survivor, SMI, is carried forward after the recapitalization. Operations prior to the recapitalization are those of the accounting survivor, SMI. Earnings per share for periods prior to the recapitalization are restated to reflect the equivalent number of shares. Upon completion of the transaction, the financial statements become those of the operating company, with adjustments to reflect the changes in equity structure and receipt of the assets/liabilities of the public shell, TTC. Accordingly, the Company's stockholders' equity as of December 31, 2003 has been recapitalized and restated.

         Following the recapitalization, TTC held 100% of the issued and outstanding shares of SMI and SMI became a wholly-owned subsidiary of TTC.

3.       PREPARATION OF INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements as of September 30, 2004 and for the three-month and nine-month periods ended September 30, 2004 and 2003, have been prepared based upon Securities and Exchange Commission ("SEC") rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2004 and for all periods presented.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("USA") have been condensed. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto incorporated by reference in the Company's Form 10-KSB/A for the year ended December 31, 2003 and Form 10-QSB/A for the six months ended June 30, 2004 filed on September 23, 2004 and the Form 8-K for the information of SMI filed on August 26, 2004. The results of operations for the three-month and nine-month periods ended September 30, 2004 and 2003 are not necessarily indicative of the operating results to be expected for the full year.

         The condensed consolidated financial statements and accompanying notes are presented in United States dollars and prepared in conformity with accounting principles generally accepted in the USA ("USGAAP") which requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4.       COMPREHENSIVE INCOME

         For the three-month and nine-month periods ended September 30, 2004 and 2003, the total comprehensive income represents the net income for the periods.

5.       EARNINGS PER SHARE

         Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding during each period as restated as a result of the recapitalization and reverse split, as described in Note 2.

         The 1,708 and 4,098,292 shares issued in connection with the recapitalization were included in the computation of earnings per share as if outstanding at the beginning of each period presented and at the date of issue of 24,000,000 shares of SMI respectively. In addition, 100,106 shares, being the outstanding stock of TTC as of August 23, 2004, were treated as issued on August 23, 2004.

         Diluted earnings per share is computed based on net income for the periods presented attributable to shareholders on the weighted average number of common stock outstanding during the periods presented, adjusted for the effect of the dilutive common stock equivalents outstanding during the periods presented. The dilutive effect of warrants to purchase common stock which were outstanding during the period is reflected in diluted earnings per share by application of the treasury stock method.

6.       ACCOUNT RECEIVABLE

                                                     (Unaudited)
                                                           As of           As of
                                                   September 30,    December 31,
                                                            2004            2003
                                                         US$,000         US$,000

         Completed contracts                              14,885           6,837
         Retentions                                          933             399
                                                   -------------   -------------

                                                          15,818           7,236
                                                   =============   =============

         Of the retentions balance as of September 30, 2004 and December 31, 2003, approximately $20,000 and $51,000 respectively are expected to be collected after one year.

7.       TAXATION

         TTC and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which each entity is domiciled.

         As of December 31, 2003 TTC had a net operating loss carry-forward for income tax reporting purposes of approximately $12,100,000 that might be offset against future taxable income. These net operating loss carryforwards are expected to become severely limited in future years if the Company experiences a change in control. Therefore, following the recapitalization as mentioned before, the amount available to offset future taxable income might be limited. No tax benefit has been reported in the financial statements, because the Company believes that it is more likely than not that the carry-forwards will be limited. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.


         No provision for withholding or United States federal or state income taxes or tax benefits on the undistributed earnings and/or losses of the Company's subsidiaries has been provided as the earnings of these subsidiaries, in the opinion of the management, will be reinvested indefinitely. Determination of the amount of unrecognized deferred taxes on these earnings is not practical, however, unrecognized foreign tax credits would be available to reduce a portion of the tax liability.

         All of the Company's income is generated in PRC by Telestone and is subject to PRC income taxes at a rate of 33%. Since Telestone has registered as wholly-owned foreign investment enterprise ("WOFIE"), it is subject to tax laws applicable to WOFIE in the PRC and is fully exempt from PRC enterprise income tax of 33% for two years followed by a 50% reduction for the next three years, commencing from the first profit-making year after offsetting all unexpired tax losses carried forward from the previous years.


8.       RELATED PARTY TRANSACTION

         Summary of related party transactions

                                                          (Unaudited)
                                                                As of           As of
                                                        September 30,    December 31,
                                                                 2004            2003
                                                              US$,000         US$,000
         Due from a director and employees (Note (i))
         A director                                              --             1,714
         Other employees                                          233             191
                                                        -------------   -------------

                                                                  233           1,905
                                                        =============   =============
         Due to directors and employees (Note (i))
         Directors                                                755           2,068
         Other employees                                         --                16
                                                        -------------   -------------

                                                                  755           2,084
                                                        =============   =============
         Guarantors of short term loans
           A director                                             605             484
                                                        =============   =============

                                                    (Unaudited)           (Unaudited)
                                                Three months ended      Nine months ended
                                                  September  30,          September 30,
                                              ---------------------   ---------------------
                                                 2004        2003        2004        2003
                                               US$,000     US$,000     US$,000     US$,000
         A company controlled by a director
         - Purchase of finished goods               754         564       2,360       1,504
                                              =========   =========   =========   =========

         Note:

         (i) The amounts due from/to directors and employees represent unsecured advances made to those parties from time to time. These amounts are interest free and repayable on demand.

9.       COMMITMENTS AND CONTINGENCIES

         Telestone has made full tax provision in accordance with relevant national and local laws and regulations of the PRC. For PRC tax reporting purpose, Telestone recognized revenue on an "invoice basis" instead of when goods are delivered and service are rendered. This is not in strict compliance with the relevant laws and regulations. Accordingly, despite the fact that Telestone has made full tax provision in the financial statements, Telestone may be subject to a penalty for the deferred reporting of tax obligations. The exact amount of penalty cannot be estimated with any reasonable degree of certainty. The board of directors considers it is unlikely that the tax penalty will be imposed.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This management's discussion and analysis includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section  21E  of  the   Securities   Exchange   Act  of  1934.   We  intend  our
forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. When used in this report, the words "anticipate, " "believe, " "estimate, " "expect, " "intend, " "plan " and similar expressions as they relate to Telestone Technologies Corp. or our management are intended to identify these forward-looking statements. All statements by us regarding our expected future financial position and operating results, our business strategy, our financing plans, forecasted trends relating to the markets in which we operate and similar matters are forward-looking statements. We cannot assure you that our expectations expressed or implied in these forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including those discussed below and under the caption "Cautionary Statements " in our Form 8-K, filed with the SEC on August 26, 2004.

         Unless we indicate otherwise, references below to "we, " "us, " "our " and "Telestone " mean Telestone Technologies Corp. and its subsidiaries.

Overview

We are a wireless communications coverage solutions provider in the People's Republic of China, or PRC. Our all-around wireless coverage solutions business is comprised of research, development and application of wireless communications technology, as well as performance of system integration, technical support, wireless network optimization and network maintenance. We strive to provide our customers with quality solutions utilizing advanced technology and supported by consummate customer service.

Business Range

Net revenue during the nine month period ended September 30, 2004 was derived from domestic telecom carriers and system integration providers. Major customers include China Mobile, China Unicom, China Telecom and China Netcom. The majority of our revenue for the period was generated from mobile operators, while revenue from system integration providers was comparatively small.

Net revenue for the three month and nine month periods ended September 30, 2004 was $5,208,000 and $12,719,000, respectively, representing an increase of 28.91% and 24.39%, respectively. Income before income tax and interest for the respective periods was $ 1,632,000 and $ 4,437,000, respectively, which represents an approximately 1.12% and 21.36% increase compared to the corresponding period in 2003. Net income for the three month and nine month periods ended  September 30, 2004 was $1,632,000  and  $5,938,000  respectively, gross profit  margin for the same  periods was 52.17% and 53.31%,  respectively, which represents a decrease of 5.83% and an increase of 1.81%, respectively. Our gross  profit  margin  for the three  month  period  ended  September  30,  2004 decreased  slightly  compared  to the  first  half of the  year  due to  pricing pressures from competition.  For the nine month period ended September 30, 2004, our overall gross profit  margin  increased  when compared to the  corresponding period in 2003.

Our growth is primarily due to increased investments by telecom carriers in equipment purchases to enhance and upgrade their networks so as to provide better service to more than 300 million mobile subscribers in the PRC We intend to maintain our wireless communication network infrastructure as our core business.

With the expansion of our relationship with China Unicom and China Mobile, we were able to increase our total revenues. We were also able to develop a new revenue stream from China Telecom and China Netcom during the reporting period.
In April 2004, Telestone registered as a foreign-invested company and obtained income tax exemptions, which resulted in the sharp increase in income before extraordinary items to $1,632,000 and $3,636,000 for the three and nine month periods ended September 30, 2004. In addition, the extraordinary gain during the nine month period ended September 30, 2004 was the negative goodwill arising from our reorganization.

         Accounting Regulations and Assumptions

We prepare our financial statements according to US GAAP. We utilize accounting estimations and accounting assumptions that could affect the amount of assets and liabilities, as of the report date, as well as income and expenses reported during the similar period. All estimations and assumptions are on a historical basis and actual events or results may differ materially. Although we believe the estimates, assumptions, and expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Results of Operations

Three Months Ended September 30, 2004
(In thousands, in dollars, except percentages)

------------------------------------ ------------------------- ------------------------- ---------
                                              2004                     2003               growth
------------------------------------ ------------------------- ------------------------- ---------
                                       amount    % of revenue    amount     % of revenue     %
------------------------------------ ---------- -------------- ---------- -------------- ---------
Revenues                                 5,208                     4,040                    28.91
------------------------------------ ---------- -------------- ---------- -------------- ---------
Cost of equipments and services          2,491          47.83      1,697          42.00     46.79
------------------------------------ ---------- -------------- ---------- -------------- ---------
Sales and marketing expenses               742          14.25        357           8.84    107.84
------------------------------------ ---------- -------------- ---------- -------------- ---------
General and administrative expenses        224            4.3        253           6.26    -11.46
------------------------------------ ---------- -------------- ---------- -------------- ---------
Research and development expenses           82            1.6         69           1.71     11.84
------------------------------------ ---------- -------------- ---------- -------------- ---------
Depreciation and Amortization               18           0.35         51           1.26    -64.71
------------------------------------ ---------- -------------- ---------- -------------- ---------
Interest expenses                           24           0.46         16           0.40     50.00
------------------------------------ ---------- -------------- ---------- -------------- ---------
Other income                                 5            0.1         17           0.42    -70.59
------------------------------------ ---------- -------------- ---------- -------------- ---------
Income before tax                        1,632          31.34      1,614          39.95      1.12
------------------------------------ ---------- -------------- ---------- -------------- ---------
Income tax                                   0              0        659          16.31   -100.00
------------------------------------ ---------- -------------- ---------- -------------- ---------
Minority Interest                            0              0        411          10.17   -100.00
------------------------------------ ---------- -------------- ---------- -------------- ---------
Net income                               1,632          31.34        544          13.46    200.00
------------------------------------ ---------- -------------- ---------- -------------- ---------









Nine Months Ended September 30, 2004
(In thousands, in dollars, except percentages)

------------------------------------ ------------------------- ------------------------- ---------
                                              2004                     2003               growth
------------------------------------ ------------------------- ------------------------- ---------
                                       amount    % of revenue    amount     % of revenue     %
------------------------------------ ---------- -------------- ---------- -------------- ---------
Revenues                                12,719                    10,225                    24.39
------------------------------------ ---------- -------------- ---------- -------------- ---------
Cost of equipments and services          5,938          46.69      4,959          48.50     19.74
------------------------------------ ---------- -------------- ---------- -------------- ---------
Sales and marketing expenses             1,456          11.45        954           9.33     52.62
------------------------------------ ---------- -------------- ---------- -------------- ---------
General and administrative expenses        669           5.26        617           6.03      8.43
------------------------------------ ---------- -------------- ---------- -------------- ---------
Research and development expenses          162           1.27        181           1.77    -10.50
------------------------------------ ---------- -------------- ---------- -------------- ---------
Depreciation and Amortization               20           0.16        100           0.98    -80.00
------------------------------------ ---------- -------------- ---------- -------------- ---------
Interest expenses                           42           0.33         29           0.28     44.83
------------------------------------ ---------- -------------- ---------- -------------- ---------
Other income                                 5           0.04        271           2.65    -98.15
------------------------------------ ---------- -------------- ---------- -------------- ---------
Income before tax                        4,437          34.88      3,656          35.76     21.36
------------------------------------ ---------- -------------- ---------- -------------- ---------
Income tax                                 433           3.40      1,288          12.60    -66.38
------------------------------------ ---------- -------------- ---------- -------------- ---------
Minority Interest                          368           2.89      1,018           9.96    -63.85
------------------------------------ ---------- -------------- ---------- -------------- ---------
Extraordinary gain                       2,302          18.10          0              0
------------------------------------ ---------- -------------- ---------- -------------- ---------
Net income                               5,938          46.69      1,350          13.20    339.85
------------------------------------ ---------- -------------- ---------- -------------- ---------


Revenues

For the three months and nine months ended September 30, 2004, consolidated net revenues were $5,208,000 and $12,719,000, respectively, representing an increase of 28.91% and 24.39%, respectively, when compared to the corresponding periods in 2003. The increase is primarily due to increased investments by telecom carriers such as China Unicom and China Mobile in equipment purchases to enhance and upgrade their networks. Revenues from China Unicom and China Mobile represented 87.05% and 91.44% of total revenues for the three months and nine months ended September 30, 2004, respectively.

Revenues generated by China Unicom for the three months and nine months ended September 2004 increased 19.95% and 12.73%, respectively, from the corresponding periods in fiscal 2003. Revenues from China Mobile increased 36.87% and 58.58%, respectively, during the three months and nine months ended September 2004, as compared to the corresponding periods in 2003. Revenues generated by other clients for the three month and nine month periods ended September 30, 2004 represented a 135.54% and 93.77% increase, respectively, when compared to the corresponding periods in 2003.

We exercise great efforts in developing new clients as well as maintaining our existing clients such as China Unicom and China Mobile. We have obtained PHS network infrastructure contracts from China Telecom and China Netcom.

Revenues  are  primarily   derived  from  products   sales  (sales  of  wireless
communication products) and service income (which consists system integration, technical support, wireless network optimum and network maintenance ).

Three months ended September 30, 2004                        Comparisons
--------- --------------------- ---------------------- -------------------------
                 2004                         2003              Increase
--------- --------------------- ---------------------- -------------------------
           $ ,000         %        $ ,000     % of       ,000            %
                     of Revenue             of Revenue
--------- ---------- ---------- ----------- ---------- --------------- ---------
Products      4,584     88.02%       3,484     86.24%           1,100    31.57%
--------- ---------- ---------- ----------- ---------- --------------- ---------
Service         624     11.98%         556     13.76%              68    12.23%
--------- ---------- ---------- ----------- ---------- --------------- ---------
Total         5,208       100%       4,040       100%           1,168    28.91%
--------- ---------- ---------- ----------- ---------- --------------- ---------


Nine months ended September 30, 2004                         Comparisons

--------- --------------------- ---------------------- -------------------------
                 2004                   2003                   Increase
--------- --------------------- ---------------------- -------------------------
           $ ,000         %        $ ,000     % of       ,000            %
                     of Revenue             of Revenue
--------- ---------- ---------- ----------- ---------- --------------- ---------
Products     11,113     87.38%       8,997     87.99%           2,116    23.52%
--------- ---------- ---------- ----------- ---------- --------------- ---------
Service       1,606     12.62%       1,228     12.01%             378    30.78%
--------- ---------- ---------- ----------- ---------- --------------- ---------
Total        12,719       100%      10,225       100%           2,494    24.39%
--------- ---------- ---------- ----------- ---------- --------------- ---------

For  the  three  months  ended  September  30,  2004,  product  sales  generated
$4,584,000 and service sales accounted for $624,000, which represents an increase of 31.57% and 12.23%, respectively, from $3,484,000 and $556,000 for the corresponding periods in 2003, respectively. For the nine months ended September 30, 2004, products sales were $11,113,000 and service sales accounted for $1,606,000, which represents an increase of 23.52% and 30.78%, respectively, from $8,997,000 and $1,228,000 for the corresponding period in fiscal 2003, respectively.

Products sales were responsible for 88.02% of the total revenues for the three months ended September 30, 2004 and 87.37% of the total revenues for the nine months ended September 30, 2004.

Three months ended September 30, 2004      Comparisons
---------- -------------------------- -------------------------- -------------------
                    2004                       2003               Increase/Decrease
---------- -------------------------- -------------------------- -------------------
             $ ,000     % of revenue   $ ,000      % of revenue
---------- ----------- -------------- ----------- -------------- -------------------
Indoor          5,172         99.31%       3,228         79.90%              60.22%
---------- ----------- -------------- ----------- -------------- -------------------
Outdoor          --             --           299          7.39%               -100%
---------- ----------- -------------- ----------- -------------- -------------------
Others             36          0.69%         514         12.71%              92.68%
---------- ----------- -------------- ----------- -------------- -------------------
Total           5,208           100%       4,040           100%              28.91%
---------- ----------- -------------- ----------- -------------- -------------------


Nine months ended September 30, 2004       Comparisons
---------- -------------------------- -------------------------- -------------------
                    2004                       2003               Increase/Decrease
---------- -------------------------- -------------------------- -------------------
             $ ,000     % of revenue    $ ,000     % of revenue
---------- ----------- -------------- ----------- -------------- -------------------
Indoor         10,532         82.81%       6,552         64.08%              60.74%
---------- ----------- -------------- ----------- -------------- -------------------
Outdoor           892          7.01%       1,544         15.10%             -42.23%
---------- ----------- -------------- ----------- -------------- -------------------
Others          1,295         10.18%       2,129         20.82%             -39.17%
---------- ----------- -------------- ----------- -------------- -------------------
Total          12,719           100%      10,225           100%              24.39%
---------- ----------- -------------- ----------- -------------- -------------------

For the three months and nine months ended September 30, 2004, indoor coverage solutions generated $5,172,000 and $10,532,000, which represents an increase of 60.22% and 60.74%, respectively, compared to the corresponding periods in fiscal 2003. Revenues generated by outdoor coverage solutions accounted for $0 and $892,000 for the afore-referenced periods, which represents a decrease of 100% and 42.23%, respectively, when compared to the identical periods in 2003.

For the three and nine months ended September 30, 2004, indoor coverage solutions accounted for 99.31% and 82.81% of the total revenues, respectively, compared to 79.90% and 64.08% for the corresponding periods in 2003, respectively. Outdoor coverage solutions accounted for 0% and 7.01% of the total revenues in the afore-referenced periods, as compared to 7.39% and 15.10% for the corresponding periods in 2003, respectively.


Geographically, we generate the majority of our revenues from the Northern, Southern and Eastern regions of the PRC.

Three months ended September 30, 2004      Comparisons
---------- -------------------------- -------------------------- -------------------
                   2004                       2003               Increase/Decrease
---------- -------------------------- -------------------------- -------------------
             $ ,000     % of revenue   $ ,000      % of revenue
---------- ----------- -------------- ----------- -------------- -------------------
North           3,380         64.90%       1,165         28.84%             190.13%
---------- ----------- -------------- ----------- -------------- -------------------
South           1,060         20.35%       2,641         65.37%             -59.86%
---------- ----------- -------------- ----------- -------------- -------------------
East              768         14.75%         234          5.79%             228.21%
---------- ----------- -------------- ----------- -------------- -------------------
Total           5,208                      4,040                             28.91%
---------- ----------- -------------- ----------- -------------- -------------------

Nine months ended September 30, 2004       Comparisons
---------- -------------------------- -------------------------- -------------------
                    2004                       2003               Increase/Decrease
---------- -------------------------- -------------------------- -------------------
             $ ,000     % of revenue   $ ,000      % of revenue
---------- ----------- -------------- ----------- -------------- -------------------
North           8,396         66.01%       2,611         25.54%             221.56%
---------- ----------- -------------- ----------- -------------- -------------------
South           2,583         20.31%       6,915         67.63%             -62.65%
---------- ----------- -------------- ----------- -------------- -------------------
East            1,740         13.68%         699          6.83%             148.93%
---------- ----------- -------------- ----------- -------------- -------------------
Total          12,719                     10,225                             24.39%
---------- ----------- -------------- ----------- -------------- -------------------

For the three months and nine months ended September 30, 2004, revenues generated by North area sales amounted to $3,380,000 and $8,396,000, respectively, which represents an increase of 190.13% and 221.56%, respectively, as compared to the corresponding periods in 2003. Revenues generated from South and East amounted to $1,828,000 and $4,323,000, respectively, a decrease of 36.42% and 43.22%, respectively, from the identical periods in 2003.

For the three months and nine months ended September 30, 2004, revenue generated by North area sales accounted for 64.90% and 66.01% in total revenues, as compared with 28.84% and 25.54% for the corresponding periods in 2003, respectively. Revenues generated by South area and East area accounted for 35.10% and 33.99% of the total revenues, as compared with 71.17% and 74.46% for the corresponding periods in 2003, respectively.

The maturity of the wireless communications market in Southeast area and the intense competition there resulted in the decrease of price and profit margin. At the same time, network coverage solutions demand in the East and North continued to increase at a fast pace as a result of economic growth in those areas. We have changed our focus to inland areas and remote areas and strive to seize new markets, therefore revenues generated from the South decreased during the reporting period in contrast to the sharp increase in the North and East.

Costs of Revenues

Our costs of revenues can be divided into sales and service costs. Sales costs include raw materials and service costs include infrastructure fees, component costs and business tax.

Three months ended September 30, 2004                  Comparisons
-------------------- --------------------------- --------------------------- ----------
                                   2004                    2003               Increase
-------------------- --------------------------- --------------------------- ----------
                      $ ,000   % of total costs    $ ,000  % of total costs
-------------------- -------- ------------------ -------- ------------------ ----------
Products sales cost    2,078             83.42%    1,621             95.52%     28.19%
-------------------- -------- ------------------ -------- ------------------ ----------
Service cost             413             16.58%       77              4.48%
-------------------- -------- ------------------ -------- ------------------ ----------
Total                  2,491              100%     1,697              100%      46.79%
-------------------- -------- ------------------ -------- ------------------ ----------

Nine months ended September 30, 2004                   Comparisons
-------------------- --------------------------- --------------------------- ----------
                               2004                        2003               Increase
-------------------- --------------------------- --------------------------- ----------
                      $ ,000   % of total costs   $ ,000   % of total costs
-------------------- -------- ------------------ -------- ------------------ ----------
Products sales cost    5,196             87.50%    4,332             87.36%     19.94%
-------------------- -------- ------------------ -------- ------------------ ----------
Service cost             742             12.50%      627             12.64%     18.34%
-------------------- -------- ------------------ -------- ------------------ ----------
Total                  5,938              100%     4,959               100%     19.74%
-------------------- -------- ------------------ -------- ------------------ ------------

For the three months and nine months ended September 30, 2004, total costs of revenues amounted $2,491,000 and $5,938,000, which represents an increase of 46.79% and 19.74%, respectively when compared to the corresponding periods in 2003. The increase in total costs is due to the increase our total revenues.

For the three months and nine months ended September 30, 2004, products sales costs accounted for $2,078,000 and $5,196,000, respectively, which represents an increase of 28.19% and 19.94% as compared to the corresponding periods in 2003, respectively. The increase in costs is due to the increase of products sales. For these periods, products sales costs accounted for 83.42% and 87.50% of total costs, respectively, as compared with 95.52% and 87.36% for the corresponding periods in 2003, respectively. We are attempting to decrease costs by continuous R&D efforts.

For the three months and nine months ended September 30, 2004, service costs accounted for $413,000 and $742,000, respectively, which represents an increase of 436.36% and 18.34% for the corresponding periods in 2003, respectively. The sharp increase in the third quarter of 2004 was due to the occurrence of a one-time infrastructure fee of $206,000. For these periods, service costs accounted for 16.58% and 12.50% of total costs, as compared with 4.48% and 12.64% for the corresponding periods in 2003, respectively.

Gross Margin

For the three months and nine months ended September 30, 2004, gross margins were 52.17% and 53.31%, respectively, and 58% and 51.50% for the corresponding periods in 2003, respectively. Under the intense competition that exists in our market segment, sales prices for both products and solutions have slightly decreased. We believe we are able to maintain gross margins because of our R&D capacity and advanced products design. As of September 30, 2004, we have developed hundreds of models of repeaters, tower-tip amplifiers, power amplifiers, couplers, monitor chips, antenna, microwave products and network products. With the enlarged operation and extensive client base, we have a strong bargaining position with suppliers. We believe the lowered profit margin resulting from selling price pressures will be compensated by our effective cost control measures.

Operating Expenses

Operating Expenses mainly include sales and marketing costs, R&D costs and general and administrative costs.

Three months ended September 30, 2004        Comparisons
-------------------------- ----------------------- -------- --------------
                                   2004                             2003
-------------------------- ----------------------- -------- --------------
                            $ ,000   % of revenue   $ ,000   % of revenue
-------------------------- -------- -------------- -------- --------------
Sales & marketing              742         14.25%      357          8.84%
-------------------------- -------- -------------- -------- --------------
R&D                             82          1.57%       69          1.71%
-------------------------- -------- -------------- -------- --------------
General & administrative       224          4.30%      253          6.26%
-------------------------- -------- -------------- -------- --------------
Depreciation and
amortization                    18          0.35%       51          1.26%
-------------------------- -------- -------------- -------- --------------
Total                        1,048         20.12%      679         16.81%
-------------------------- -------- -------------- -------- --------------

Nine months ended September 30, 2004         Comparisons
-------------------------- ----------------------- -----------------------
                                     2004                    2003
-------------------------- ----------------------- -----------------------
                            $ ,000   % of revenue   $ ,000   % of revenue
-------------------------- -------- -------------- -------- --------------
Sales & marketing            1,456         11.45%      954          9.33%
-------------------------- -------- -------------- -------- --------------
R&D                            162          1.27%      181          1.77%
-------------------------- -------- -------------- -------- --------------
General & administrative       669          5.26%      617          6.03%
-------------------------- -------- -------------- -------- --------------
Depreciation and
amortization                    20          0.16%      100          0.98%
-------------------------- -------- -------------- -------- --------------
Total                         1,066        20.47%       730        18.07%
-------------------------- -------- -------------- -------- --------------


Operation expenses mainly include sales & marketing costs, R&D costs and general & administrative costs.

Sales and Marketing Expenses:

Includes all related expenses and remunerations for sales persons and travel expenses related to sales of products and development of market.

For the three months and nine months ended September 30, 2004, sales & marketing expenses were $742,000 and $1,456,000, respectively, representing 14.25% and 11.45% of total revenues for said periods, respectively; as compared with $357,000 and $954,000, or 8.84% and 9.33% of total revenues, respectively, for the corresponding periods in 2003. Sales & marketing expenses increased by 107.84% and 52.56%, respectively, during the afore-referenced periods.

Expense increases resulted from our efforts to expand our business range, penetrate new markets and set up branches and representative offices therein, as well as investments related to the launch of new markets . Additional expenses were also incurred in connection with the development of our relationships with China Telecom and China Netcom. We expect these types of expenses will continue to be incurred with our further development of these and similar relationships.

R&D Expenses:

R&D expenses include remunerations for R&D staff, material expenses, travel expenses and facilities.

For the three months and nine months ended September 30, 2004, R&D expenses were $82,000 and $162,000, respectively, and accounted for 1.57% and 1.27% of total revenues for the periods, respectively, as compared with $69,000 and $181,000 during the corresponding periods in 2003 and accounting for 1.71% and 1.77% of total revenues, respectively, for such periods. In the third quarter of 2004, we established a research center, which focuses on R&D for network communication products. We expect the research activities will strengthen our technology, will reduce the costs of existing products and will also provide future revenue streams through the launching of new products.

General & Administrative Expenses:

For the three months and nine months ended September 30, 2004, general & administrative expenses were $224,000 and $669,000, respectively, or 4.30% and 5.26% of total revenues, respectively, during these periods, as compared to $253,000 and $617,000, or 6.26% and 6.03%. respectively, of total revenues for the corresponding periods in 2003

Depreciation and Amortization

For the three months and nine months ended September 30, 2004, depreciation and amortization costs were $18,000 and $20,000, or 0.35% and 0.16% of total revenues, respectively, as compared to $51,000 and $100,000, or 1.26% and 0.98%, respectively, of total revenues for the corresponding periods in fiscal 2003. The sharp decrease in depreciation and amortization charged for the nine month period ended September 30, 2004 as compared to the corresponding period in 2003 is due to the writing off fixed identifiable assets resulting from the goodwill arising from our reorganization.

Income/Payment for Interests and Other Income

For the three months and nine months ended September 30, 2004, interest payments amounted to $24,000 and $42,000, as compared with $16,000 and $29,000, respectively for the corresponding periods in 2004. The increase in interest payments is due increased borrowings.

----------------------- ------------------------------------- ------------------------------------
                                        2004                                  2003
----------------------- ------------------------------------- ------------------------------------
                         As of June 30   As of September 30    As of June 30   As of September 30
----------------------- --------------- --------------------- --------------- --------------------
 Balance of bank Loans      $484,000          $605,000              $0              $484,000
----------------------- --------------- --------------------- --------------- --------------------

Provisions for Income Tax

As of September 30, 2004, our revenues were generated from domestic operations. According to PRC Taxation Regulation, foreign-invested companies enjoy first and second year tax exemptions and half tax deduction from for the third year. Therefore we are entitled to enjoy a tax holiday from April 2004 to March 2006. We are in good standing with regard to tax obligations owed to our local government.

Current Assets and Source of Capital

Our major sources of capital are cash generated from operations and bank loans. As of September 30, 2004, current assets amounted at $21,794,000, which includes inventories valued at $3,447,000, accounts receivable of $15,818,000, payments in advance and other accounts receivables of $761,000, balance on cash in bank of $793,000, due from a director and employees of $233,000, other current assets of $742,000. Current liabilities amounted to$11,036,000, including accounts payable of $2,006,000, tax payables of $6,617,000, debts maturing within 1 year of $605,000, advances from customers of $267,000, amounts due to a director and employees of $755,000 and accrued expenses and other accrued liabilities of $786,000.

Generally we allow a credit period ranging from 8 months to 1 year to our customers. As of September 30, 2004, accounts receivable were $15,818,000, representing an increase of 118.60% as compared to $7,236,000 as of December 31, 2003. The increase is mainly due to the increase in sales and market share.

Ninety percent (90%) of accounts receivable are less than one year old and most of these receivables are due from China Unicom and China Mobile.

Management strives to keep inventories at the most efficient level and not to occupy surplus capital. We manage to sell slow moving inventories after modification and keep the new inventories at the most efficient level possible. These strategies result in lower inventory turnover.

As of September 30, 2004, total liabilities/total assets ratio was 49.80%. (Total liabilities include short-term bank loans and payables due within one year).

We experienced negative cash flows from operating activities for the period ended September 30, 2004 and 2003. Although we have net current assets as of the balance sheet date, the long turnover period of accounts receivables caused cash flow pressure, particularly as we also attempt to expand our R&D activities. Management is exploring other resources for funding our current operations and future development, which include raising capital and applying for additional banking facilities.

Related Party Transactions

As to the current accounts with directors and stockholders, prior to the reorganization, Beijing Telestone was a private company and advances were made to and from Mr. Han, our principal stockholder. Advances made to Mr. Han were settled by the "dividend under common control" upon the completion of the reorganization with SMI.

As to the current accounts with employees, the amount that was advanced to the employees for their business travel expenses, marketing expenditures and other expenses will be charged to statement of operations as operating expenses when actual expenses were incurred.

Prior to the reorganization, a company controlled by Mr. Han acted as one of Beijing Telestone's primary suppliers accounting for 49.94% of total materials purchases during the period from January 1, 2004 to September 15, 2004. On September 15, 2004, the company controlled by Mr. Han was disposed of to an unaffiliated third party, Shijiazhuang Spectrum Digital Communication Co., Ltd. ("Spectrum"). Spectrum currently acts as one of our suppliers. We have signed a Memorandum of Cooperation with Spectrum, which was disclosed in the Form 8-K filed with the SEC on August 26, 2004.

Contingent Liabilities

As of September 30, 2004, we have not entered into any guarantee contracts nor any non-disclosed contracts which will affect stockholders' equity or share structure.

Employment and Remunerations

As of September 30, 2004, we had 327 employees. Total employee expenses occurred during the reporting period was $599,000. We offer competitive remuneration schemes to our employees based on industry practices as well as employee performance.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

With respect to foreign currency exchange rates, we do not believe that a devaluation or fluctuation of the RMB against the USD would have a detrimental effect on our operations, since we conduct virtually all of our business in China, and the sale of its products and the purchase of raw materials and services are settled in RMB. The effect of a devaluation or fluctuation of the RMB against the USD would affect our results of operations, financial position and cash flows, when presented in USD (based on a current exchange rate) as compared to RMB.

As our debt obligations are primarily short-term in nature, with fixed interest rates, we do not have any risk from an increase in market interest rates. However, to the extent that we arrange new borrowings in the future, an increase in market interest rates would cause a commensurate increase in the interest expense related to such borrowings.

Item 4.  Controls and Procedures

         Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Telestone, including its consolidated subsidiaries, required to be included in this report and the other reports that we file or submit under the Securities Exchange Act of 1934 so that such information may be recorded, processed, summarized and reported within the time periods specified by the SEC.

         During the third fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings

We are not currently engaged in any legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)

There were no unregistered sales of securities during the last quarter.

(b)

Not Applicable

(c)

There were no issuer repurchases during the last quarter.

Item 3.  Defaults Upon Senior Securities

(a)

There has been no material default during the last quarter.

(b)

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the shareholders during the last quarter.

Item 5.  Other Information

(a)

Not Applicable

(b)

Not Applicable

Item 6.  Exhibits

         (a)      Exhibits

         Telestone files herewith the following exhibits:

         Exhibit No     Description
         ----------     --------------

         3.1*           Certificate of Incorporation  of Telestone  Technologies
                        Corp.

         3.2*           By-Laws of Telestone Technologies Corp.

         10.1+ Securities Exchange Agreement by and among Telestone Technologies Corporation, Success Million International Limited and the stockholders of Success Million International Limited dated effective as of August 23, 2004.

        10.2+ Memorandum of Cooperation by and among Beijing Telestone Technology Co., Ltd. and Shijiazhuang Spectrum Digital Communication Co., Ltd.

        31.1            Certification   pursuant   to   Section   302   of   the
                        Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

        31.2            Certification   pursuant   to   Section   302   of   the
                        Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

        32.1            Written Statement of Chief Executive Officer pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
                        Section 1350).

        32.2            Written Statement of Chief Financial Officer pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
                        Section 1350).

---------------------------
* Incorporated by reference to Telestone's Form 8-K filed with the SEC on August 19, 2004.

+ Incorporated by reference to Telestone's Form 8-K filed with the SEC on August 26, 2004

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Telestone Technologies Corp.
                                                 (Registrant)

Date:  November 15, 2004                         By: /s/ Han Daqing
                                                    ----------------------------
                                                    Han Daqing
                                                    Chief Executive Officer
                                                    (Duly Authorized Officer and
                                                    Principal Financial Officer)