Form 10KSB
period 2004-12-31
TELESTONE TECHNOLOGIES CORP
filed 2005-03-31
CIK 817129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X|  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                  FOR THE FISCAL YEAR ENDED: December 31, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FROM THE TRANSITION PERIOD FROM ______ TO ______
                        COMMISSION FILE NUMBER: 033-15096

                       TELESTONE TECHNOLOGIES CORPORATION
            (Name of Small Business Issuer Specified in Its Charter)

       Delaware                                        84-1111224
 (State of incorporation)                   (IRS Employer Identification Number)

 Floor 6, Saiou Plaza, No. 5 Haiying Road, Fengtai
       Technology Park, Beijing, China                            100070
   (Address of principal executive offices)                     (Zip Code)

                                 86-10-836-70505
                (Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:
                                      None

Securities registered under Section 12(g) of the Exchange Act:
                    Common Stock, par value $0.001 per share

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The Issuer's revenue for its most recent fiscal year was $19,935,000.00.

     As of March 16, 2005, 8,400,106 shares of the Issuer's $0.001 par value common stock were outstanding and the aggregate market value of the shares held by non-affiliates was approximately $23,867,056 based upon a closing bid price on March 16, 2005 of $5.25 per share of common stock on the OTC Bulletin Board.

[GRAPHIC OMITTED][GRAPHIC OMITTED]

PART I.........................................................................2
   ITEM 1. BUSINESS............................................................2
     Corporate History.........................................................2
     Current Business Operations...............................................3
     Our Business Strategies...................................................4
     Competitive Advantages....................................................5
     Description of Products & Services........................................5
     Research & Development....................................................6
     Competition...............................................................6
     Government Regulation.....................................................6
     Intellectual Property and Proprietary Rights..............................7
     Cautionary Statements.....................................................8
     Special Note Regarding Forward-Looking Statements........................13
   ITEM 2. PROPERTIES.........................................................13
   ITEM 3. LEGAL PROCEEDINGS..................................................13
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................13
PART II.......................................................................13
   ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS........................................13
   ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION OR PLAN OF OPERATIONS....................................15
     Accounting principles....................................................16
     Basis of consolidation...................................................16
     Revenue recognition......................................................16
     Use of estimates.........................................................16
     Allowance for doubtful accounts..........................................16
     Excess of fair value of acquired net assets over cost....................17
     Recently issued accounting standards.....................................17
   ITEM 7. FINANCIAL STATEMENTS...............................................23
   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE................................23
   ITEM 8A. CONTROLS AND PROCEDURES...........................................23
   ITEM 8B. OTHER INFORMATION.................................................24
PART III......................................................................24
--------
   ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT..................24
     Indemnification of Officers and Directors................................26
     Involvement in Certain Legal Proceedings.................................26
     Compliance with Section 16(a) of the Securities Exchange
     Act of 1934........................................26
     Meetings and Certain Committees of the Board.............................26
     Stockholder Communications...............................................27
     Compensation of Directors................................................27
     Code of Ethics...........................................................27
   ITEM 10. EXECUTIVE COMPENSATION............................................28
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT.............................................28
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................29
   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..................................29
     Statements filed as part of this Report:.................................29
     Exhibits.................................................................29
     --------
     Reports on Form 8-K......................................................30
   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES............................30

                                     PART I
ITEM 1. BUSINESS

     Corporate History

     Unless otherwise indicated, or unless the context otherwise requires, all references in this Annual Report to the terms "Company," "Telestone," "we," "our," or "us" shall mean Telestone Technologies Corporation, a Delaware corporation.

     We were organized under the laws of the State of Colorado in February 1987 under the name Shield Enterprises, Inc. In 1989, we completed an initial public offering of our securities. In May 1990, we merged with Milestone Capital, Inc., a Colorado corporation engaged in the business of investing in and providing managerial assistance to developing companies. Prior to January 3, 2002, we were an inactive "shell company" that had no material business operations and virtually no assets.

     On January 3, 2002, we entered into an exchange agreement with EliteAgents Mortgage Services, Inc. (formerly EliteAgents, Inc.) ("Elite"), a licensed mortgage banker. As a result of the exchange, Elite became our wholly-owned subsidiary, and we had 80,000,000 shares of common stock outstanding of which 72,000,000 shares were owned by the former stockholders of Elite and 8,000,000 shares were owned by our existing stockholders. Elite continued its mortgage banking activities and other financial services subsequent to the exchange. In addition, effective May 8, 2002 we formed a wholly-owned subsidiary, EliteAgents Leasing Services, Inc. ("Leasing"), for the purpose of establishing equipment financing and leasing operations.

     On September 26, 2003, we and Elite (the "Debtors") each filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of New Jersey (Case Nos. 03-41805 and 03-41806). The two voluntary petitions of the Debtors were consolidated for administrative purposes only on October 20, 2003. On December 30, 2003, the Bankruptcy Court authorized the Debtors to sell substantially all of their assets.

     On March 24, 2004, the Court authorized the Debtors to sell both designation rights for a plan of reorganization and 25 million common shares, which were nondilutable under any capitalization, to Focus Tech Investments, Inc. or its designee ("Focus") for a purchase price of $65,000.00. In addition, 14 creditors agreed to advance all aggregate of $50,000.00, as a non-recourse claim, under the terms of convertible promissory ("Notes") pursuant to Section 1145 of the Bankruptcy Code, to the Debtors to fund fees and expenses of the Debtors' and related committee's professionals for a plan of reorganization. The Notes were convertible into a total of 4,000,000 common shares and 1,000,000 warrants issued pursuant to Section 1145 of the Bankruptcy Code and exempt from the registration requirements of Section 5 of the Securities Act of 1933 and any state or local law requiring registration for an offer or sale of a security.

     On July 9, 2004, the First Amended Disclosure Statement (the "Disclosure Statement") and First Amended Joint Plan of Liquidation (the "Plan") were filed by the Debtors and the Official Committee of Unsecured Creditors.

     On August 10, 2004, the Court approved the Plan and entered the order entitled "Order Approving Disclosure Statement and Confirming First Amended Plan of Liquidation and Authorizing and Directing Certain Actions In Connection Therewith" (the "Order"). Pursuant to the Plan, all prior operational assets were liquidated and the proceeds were paid, per the approved claim schedule, to creditors and for the administration of the estate. Pursuant to the Plan, all of the property of the Debtor's estate vested in the Plan Trustee, free and clear of all claims, liens, encumbrances, charges or other interests, and all executory contracts and unexpired leases were rejected. The Court also placed an injunction against all entities that may have held, currently hold, or may hold a debt, claim or other liability or interest against the Debtors dischargeable upon confirmation of the Plan and permanently enjoined any action on account of such debt, claim, liability, interest or right. The Court further terminated all claims arising or related to stock, stock options, stock plans for employees, officers and directors, warrants and convertible provisions within the debt instruments by creditors. The Court ordered that our common stock be diluted by reverse split of issued and outstanding common shares. Under the Order, each share of our common stock issued and outstanding was reclassified as and changed into 822nd of 1 share of common stock at a $0.001 par value.

         The Court then ordered that we:

o reincorporate and redomicile from the State of Colorado to the State of Delaware;

o    that  the  name  of  the  company  be  changed  to  Telestone  Technologies
     Corporation;

o that the company's board of directors be authorized under the Plan to issue common shares pursuant to an exchange agreement at the time of closing or in escrow in which effective control or majority ownership of the company is given to the acquired or acquiring business entity without the need of stockholder approval; and

o that the Board of Directors be authorized to amend the company's By-Laws and amend the company's fiscal year to a date established and set forth in an exchange agreement without the need of stockholder approval.

     Pursuant to the Order, we reincorporated in the State of Delaware under the name Telestone Technologies Corporation on August 13, 2004 by filing a Certificate of Incorporation with the State of Delaware. We are now authorized to issue a total of 110,000,000 shares with 100,000,000 being shares of common stock with a par value of $0.001, and 10,000,000 being shares of preferred stock with a par value of $0.001.

     Pursuant to the Order, we approved the reverse split of issued and outstanding common shares. Under the Order, our issued and outstanding common stock was reclassified as and changed into 822nd of 1 share of common stock at a par value of $0.001. A Certificate of Amendment was filed with the Delaware Secretary of State on August 17, 2004.

     On August 23, 2004, we completed a stock exchange transaction with the stockholders of Success Million International Limited, a company incorporated under the laws of Hong Kong ("SMI"). The exchange was consummated under Delaware law and pursuant to the terms of that certain Securities Exchange Agreement dated effective as of August 23, 2004 (the "Exchange Agreement").

     Pursuant to the Exchange Agreement, we issued 4.1 million shares of our common stock to the stockholders of SMI, representing approximately 97.6% of our issued and outstanding common stock, immediately upon the consummation of the exchange transaction, in exchange for 100% of the outstanding capital stock of SMI. Immediately after giving effect to the exchange, we had 4,199,917 shares of common stock outstanding. Pursuant to the exchange, SMI became our wholly-owned subsidiary. For accounting purposes, the exchange is treated as a reverse acquisition, as the stockholders of SMI own a majority of the issued and outstanding shares of our common stock. Due to the issuance of the 4.1 million shares of our common stock, a change in control occurred on August 23, 2004, the date of the consummation of the exchange.

     We now carry on the business of SMI's wholly-owned subsidiary, Beijing Telestone Technology Co., Ltd. ("Telestone"). Our executive offices are those of Telestone at Floor 6, Saiou Plaza, No. 5 Haiyang Road, Fengtai Technology Park, Beijing China 100070 and our telephone number is 86-10-83670505.

     Current Business Operations

         Our current business as described below was originally the business of Telestone, which was initially formed as a Chinese limited liability company in the People's Republic of China ("PRC") in October 1997. In March 2004, Telestone, pursuant to a series of transactions, became a wholly-owned subsidiary of our wholly-owned subsidiary, SMI. We conduct our business in China solely through SMI and Telestone.

     We are a wireless communications coverage solutions provider in the PRC. We principally provide integrated wireless coverage solutions through our national sales and services network to our customers in the PRC.

     Our wireless coverage solutions business is comprised of research, development and application of wireless communications technology. In addition to sales of our internally designed wireless communications equipment including repeaters, antennas and radio frequency accessories, we also provide project design, project management, installation, maintenance and other after-sales services in accordance with our customers' requirements. Our wireless coverage solutions are designed to expand and enhance the coverage of mobile telecommunications networks so as to improve the quality of reception for mobile phone users. These solutions are used in a variety of indoor and outdoor environments such as hotels, residential estates, office buildings, airports, exhibition centers, underground stations, highways and tunnels.

     Since the establishment of Telestone in 1997, we have gradually developed business relationships with both China Mobile Communications Corporation ("China Mobile") and China Unicom Limited ("China Unicom"), the two largest wireless communications providers in the PRC. In 2004, we established relationships with two additional PRC based telecom carriers, China Netcom and China Telecom.

     During the fiscal years ended December 31, 2001, 2002, 2003 and 2004, sales made by Telestone to China Mobile were $1,691,000, $3,643,000, $1,757,000 and $ 3,357,000, respectively, accounting for 19%, 31%, 10% and 17%, of our revenue for these periods, respectively. Sales to China Unicom during the same periods were $4,973,000, $6,865,000, $14,785,000 and $14,230,000, respectively, accounting for 56%, 58%, 85% and 71% of our revenue, respectively. Sales to China Telecom during the year ended December 31, 2004 were $1,770,000, accounting for 8.9% our revenue. Also during 2004, sales to China Netcom were $325,000, accounting for 1.6% of our revenue for the period.

     We are committed to the research and development of wireless communications related technology and we maintain an extensive research and development center in the PRC. Over 90% of our technology is developed in-house at our research and development center where we employ a highly trained staff of engineers and scientists focused on invention and further advances in wireless communications technology.

     Our research and development technology is licensed to a third party production center, owned by Shijiazhuang Spectrum Digital Communication Co., Ltd., which is located near our in-house research and development center. We are parties to a Memorandum of Cooperation with Shijiazhuang Spectrum Digital
Communication Co., Ltd. which governs the relationship between us. The production center manufactures our products, per our research and development specifications, for resale and delivery by us to our customers.

     We have offices in provinces across the PRC providing sales, project survey and design, project management, installation and maintenance services. We believe that this extensive sales and services network enhances our ability to expand our existing customer base in the PRC and enables us to provide timely response to customers' inquiries as well as technical and maintenance services when our customers so require. We do not focus our sales efforts on any one particular region and are therefore not dependent upon any region or province of the PRC for a material portion of our revenues.

     Our Business Strategies

     Enhancement of total solutions capabilities. We intend to strengthen our profitability and market position by further enhancing our ability to offer integrated wireless coverage solutions tailored to our customers' requirements in a timely, flexible and cost efficient manner at competitive prices.

     Further penetration of market share with existing customers in the PRC. We believe that the key growth driver for our business is PRC mobile operators' continuous demand for network construction, upgrading and optimization. In view of the growing number of mobile subscribers in the PRC, the PRC government's policy of developing the southwestern and northwestern regions of the PRC and the emergence of 3G in the PRC, we believe that we will benefit from a further expansion of our business relationships with China Mobile and China Unicom through increasing our market share in provinces we currently serve and establishing our presence in other provinces in the PRC. We currently maintain a national license from the PRC Ministry of Information Industry which grants us access to the nationwide telecommunications systems integration industry.

     We believe that the enrichment of our product mix and the expansion of our wireless coverage products and services portfolio will further enhance our ability to meet customers' changing needs and requirements and enable us to expand our relationship with China Mobile and China Unicom as well as other providers.

     Exploration   of  potential   new  markets.   In  view  of  the   continual
de-regulation of the PRC telecommunications sector, we intend to expand our business by targeting potential new mobile operators in the PRC.

     Strengthening of research and development. We have dedicated and intend to continue to dedicate significant efforts and resources to research and development. We also aim to target new markets by developing new technologies and equipment designed for 3G networks as well as new microwave transmission equipment. In order to further strengthen our research and development capabilities, we will seek to:

o further increase the investment in R&D technologies as a percentage of operation revenues;

o    increase the number of R&D professionals;

o    further advance our R&D methods and improve our R&D facilities; and

o Strengthen product development on our key projects with increased financial support and by lowering the major R&D cost points.

     Competitive Advantages

     We believe the following factors give us a competitive advantage:

o Our ability to provide integrated wireless coverage solutions and to develop and produce the wireless coverage products for use in such solutions;

o Our ability to provide a wide range of quality products and services in a flexible manner at competitive prices, owing primarily to:

     o our research and development capabilities which enable us to provide a wide product range and be flexible in satisfying specific customer requirements in terms of product specifications and coverage solution services;

     o our ability to timely update and/or re-design our products to provide higher performance and quality products

     o    our stringent quality control system;

     o our R&D center in Shijiazhuang has received significant support from the 54 Division of the PRC Ministry of Information Industry including relevant equipment and technological experts. Utilizing this special relationship with the PRC Ministry of Information Industry, Telestone fully utilizes available governmental research and development technologies.

o Our business relationships with China Mobile and China Unicom, and being one of a limited number of designated providers of wireless coverage solutions for China Mobile and China Unicom in the PRC;

o Our ability to proactively understand customers' requirements and to provide timely quality services through our sales and services network in the PRC;

o Our accumulated knowledge and experience in a broad range of wireless coverage technology; and

o Our in-house training policies and programs which insure that our employees are well-trained to perform their duties.

     Description of Products & Services

     We design and sell to our customers electronic equipment used to provide wireless communications coverage. Many of these types of equipment are highly specialized active microwave components designed to meet the needs of our customers including repeaters, trunks amplifiers and tower-tip amplifiers for CDMA, GSM and 3G applications. We also provide to our customers passive components including filters, antennae and various types of wireless coverage accessories.

     In addition to designing and selling our products, we also provide systems integration services for our customers. The primary systems integration services provided to our customers are project design and engineering. Specifically, the development and design of indoor (living quarters, hospital systems, and hotels) and outdoor (expressways, railways and blind areas) wireless signal complementary coverage solutions and its applied products. This includes the design of the required equipment, implementation, project quality evaluation as well as after-sale maintenance and optimization.

     Research & Development

     We maintain a research and development center where the majority of our products are designed by our highly trained and qualified staff of engineers and scientists. Our research and development center is equipped with the latest equipment and testing facilities which gives our R&D personnel the tools they require to make significant advances into wireless coverage technologies. Currently, our research and development center is focused on designing new products to meet the expected increased demand for 3G wireless products in the PRC.

     Competition

     Our main domestic competitors are Guangdong Comba, Wuhan Hongxin and Shenzhen Guoren.

o Guangdong Comba is one of the first Chinese domestic telecom manufacturers. The company is listed on the Hong Kong Stock Exchange with annual sales revenue of RMB 400 to 600 million.

o Shenzhen Guoren is relatively new to the industry but has been increasing its market share through a lower priced product offering in recent years.

o Wuhan Hongxin, originally a state-owned enterprise under the management of Wuhan Post & Telecom Academy, has a strong technical background and sales network. Wuhan Hongxin is a large company with a diverse group of products outside of the wireless coverage sector.

     Some international competitors are Powerwave Technologies in Sweden, Andrew Corporation while those overseas competitors are not key threat to Telestone because they have no competitive advantage on the cost of product and they are now not accustomed to China marketplace.

o Powerwave Technologies, Inc. (NASDAQ: PWAV.), is a global provider of end-to-end wireless infrastructure solutions for use in wireless communications networks. We offer leading OEMs, operators and network providers in the wireless communications industry a comprehensive portfolio of Antenna Systems, Base Station Systems and Coverage Systems. Powerwave is a Delaware Corporation and its Common Stock is traded on the NASDAQ National Market System under the symbol "PWAV". Stock Performance Courtesy of NASDAQ.

o Andrew Corporation is a global designer, manufacturer, and supplier of communications equipment, services, and systems. Andrew products and expertise are found in communications systems throughout the world, including wireless and distributed communications, land mobile radio, cellular and personal communications, broadcast, radar, and navigation.

     Government Regulation

     The following is a summary of the principal governmental laws and regulations that are or may be applicable to our operations in China. The scope and enforcement of many of the laws and regulations described below are uncertain. We cannot predict the effect of further developments in the Chinese legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement of laws.

     The telecommunications industry, including certain wireless coverage solution provider services, is highly regulated in China. Regulations issued or implemented by the State Council, the Ministry of Information Industries, and other relevant government authorities cover many aspects of telecommunications network operations, including entry into the telecommunications industry, the scope of permissible business activities, interconnection and transmission line arrangements, tariff policy and foreign investment.

     The  principal  regulations  governing  the   telecommunications   services
business in China include:

o Telecommunications Regulations (2000), or the Telecom Regulations. The Telecom Regulations categorize all telecommunications businesses in China as either infrastructure telecommunications businesses or value-added telecommunications businesses. Under the Telecom Regulations, certain services are classified as being of a value-added nature and require the commercial operator of such services to obtain an operating license, including telecommunication information services, online data processing and translation processing, call centers and Internet access. The Telecom Regulations also set forth extensive guidelines with respect to different aspects of telecommunications operations in China.

o Regulations for the Administration of Foreign-Invested Telecommunications Enterprises (2002), or the FI Telecom Regulations. The FI Telecom Regulations set forth detailed requirements with respect to capitalization, investor qualifications and application procedures in connection with the establishment of a foreign-invested telecom enterprise.

o Foreign Exchange Controls. The principal regulations governing foreign exchange in China are the Foreign Exchange Control Regulations (1996) and the Administration of Settlement, Sale and Payment of Foreign Exchange Regulations (1996), or the Foreign Exchange Regulations. Under the Foreign Exchange Regulations, Renminbi is freely convertible into foreign currency for current account items, including the distribution of dividends.
     Conversion of Renminbi for capital account items, such as direct investment, loans and security investment, however, is still subject to the approval of the State Administration of Foreign Exchange, or SAFE. Under the Foreign Exchange Regulations, foreign-invested enterprises are required to open and maintain separate foreign exchange accounts for capital account items (but not for other items). In addition, foreign-invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business after providing valid commercial documents and, in the case of capital account item transactions, obtaining approval from SAFE.

     Intellectual Property and Proprietary Rights

     We rely  primarily  on a  combination  of  copyright  laws and  contractual restrictions to establish and protect our intellectual property rights. We require our employees to enter into agreements requiring them to keep confidential all information relating to our customers, methods, business and trade secrets during and after their employment with us. Our employees are required to acknowledge and recognize that all inventions, trade secrets, works of authorship, developments and other processes, whether or not patentable or copyrightable, made by them during their employment are our property. They also sign agreements to substantiate our sole and exclusive right to those works and to transfer any ownership that they may claim in those works to us.

     While we actively take steps to protect our proprietary rights, including obtaining patent protection where applicable, such steps may not be adequate to prevent the infringement or misappropriation of our intellectual property. This is particularly the case in China where the laws may not protect our proprietary rights as fully as in the United States. Infringement or misappropriation of our intellectual property could materially harm our business.

     We have registered our corporate log as a trademark with China's Trademark Office. The corporate logo depicts our name in English as well as Mandarin Chinese. China's trademark law utilizes a "first-to-file" system for obtaining trademark rights. As a result, the first applicant to file an application for registration of a mark will preempt all other applicants. Prior use of unregistered marks, except "well known" marks, is generally not a basis for legal action in China. We may not be able to successfully defend or claim any legal rights in any trademarks for which we apply in the future.

     Many parties are actively developing and seeking patent protection for wireless services-related technologies. We expect these parties to continue to take steps to protect these technologies, including seeking patent protection. There may be patents issued or pending that are held by others and that cover significant parts of our technology, business methods or services. Disputes over rights to these technologies are likely to arise in the future. We cannot be certain that our products do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others.

     Cautionary Statements

     You should carefully consider the following risks and the other information set forth elsewhere in this Annual Report. If any of these risks occur, our business, financial condition and results of operations could be adversely affected. As a result, the trading price of our common stock could decline, perhaps significantly.

Loss of  significant  customers,  such as China  Unicom or China Mobile or other
major   customers   could  hurt  our  business  by  reducing  our  revenues  and profitability.

Our success depends substantially upon retaining our significant clients. We cannot guarantee that we will be able to retain long-term relationships or secure renewals of short-term relationships with our significant clients in the future.

We incur a high level of fixed costs related to our business. These fixed costs result from significant investments in our research and development and fixed assets. The loss of any one of our significant customers could leave us with a significantly higher level of fixed costs than is necessary to serve our remaining customers, thereby reducing our revenues, profitability and cash flow.

We do not utilize long term contracts with any of our customers.

All of our agreements with our customers are for short term projects or sales of equipment. While we feel that our significant relationships with China Unicom and China Mobile will likely provide additional sales agreements in the future, none of our customers are contractually bound to purchase any products or services from us.

We depend on certain telecommunications equipment suppliers for a portion of our telecommunications equipment.

We rely on certain suppliers to provide us various pieces of telecommunications equipment. If we were to lose our relationship with those suppliers, we may experience difficulties finding a suitable replacement for our equipment needs.

We face intense competition.

The market for wireless coverage solutions services is intensely competitive in the PRC. There are other wireless coverage service providers which we compete with for business. There are low barriers to entry for new competitors in this market and we may experience negative impacts as a result of increased competition. In addition, our existing or potential competitors may in the future achieve greater market acceptance and gain additional market share, which in turn could reduce our revenues.

We depend on key personnel for the success of our business. Our business may be severely disrupted if we lose the services of our key executives and employees or fail to add new senior and middle managers to our management.

Our future success is heavily dependent upon the continued service of our key executives, particularly Han Daqing, our Chief Executive Officer and President, Luo Zhengbin, our Chief Technology Officer, Liu Dongping, our Chief Financial Officer and Zhang Yongjun, our Chief Operating Officer. Our future success is also dependent upon our ability to attract and retain qualified senior and middle managers to our management team. If one or more of our current or future key executives and employees are unable or unwilling to continue in their present positions, we may not be able to easily replace them, and our business may be severely disrupted. In addition, if any of these key executives or employees joins a competitor or forms a competing company, we could lose customers and suppliers and incur additional expenses to recruit and train personnel. Each of our executive officers has entered into an employment agreement with us.

We also rely on a number of key technology staff for the operation of our company. Given the competitive nature of our industry, the risk of key technology staff leaving our company is high and could disrupt our operations.

We rely on a third party production center.

We utilize a third party production center for the manufacture of the products we sell to our customers. We are parties to a memorandum of cooperation regarding such manufacturing arrangement; however we cannot be assured that such cooperation will continue indefinitely. Should we be required to utilize a different source for our manufactured products our costs could be negatively affected.

Rapid growth and a rapidly changing operating environment strain our limited resources.

We will need to increase our investment in our technology infrastructure, facilities and other areas of operations, in particular our product development. If we are unable to manage our growth and expansion effectively, the quality of our products and services and in turn our customer support could deteriorate and our business may suffer. Our future success will depend on, among other things, our ability to:

o Continue to develop through our research and development facilities new technologies acceptable to the PRC market,

o continue training, motivating and retaining our existing employees and attract and integrate new employees, including our senior management, most of whom have been with our company for less than one year,

o develop and improve our operational, financial, accounting and other internal systems and controls, and

o maintain adequate controls and procedures to ensure that our periodic public disclosure under applicable laws, including U.S. securities laws, is complete and accurate.

We may not be able to adequately protect our intellectual property, and we may be exposed to infringement claims by third parties.

     We rely on contractual restrictions on disclosure to protect our intellectual property rights. Monitoring unauthorized use of our information services is difficult and costly, and we cannot be certain that the steps we take will effectively prevent misappropriation of our technology and content. Our management may determine in the future to make application for copyright, trademark or trade secret protection if management determines that such protection would be beneficial and cost-effective.

     From time to time, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of our resources. In addition, third parties may initiate litigation against us for alleged infringement of their proprietary rights. In the event of a successful claim of infringement and our failure or inability to develop non-infringing technology or content or license the infringed or similar technology or content on a timely basis, our business could suffer. Moreover, even if we are able to license the infringed or similar technology or content, license fees that we pay to licensors could be substantial or uneconomical.

We have limited business insurance coverage.

     The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products, and do not, to our knowledge, offer business liability insurance. As a result, we do not have any business liability insurance coverage for our operations. Any business disruption, litigation or natural disaster might result in substantial costs and diversion of resources.

Our ability to generate revenues could suffer if the Chinese market for wireless coverage solutions services does not develop as anticipated.

     The wireless services market in China has evolved rapidly over the last four years, with the introduction of new services, development of consumer preferences, market entry by new competitors and adaptation of strategies by existing competitors. We expect each of these trends to continue, and we must continue to adapt our strategy to successfully compete in our market.

     In  particular,  we  currently  offer a wide  range  of  wireless  coverage solutions services for mobile phones using 2G technologies including GSM/CDMA/PHS/WLAN and are developing wireless coverage solutions for 3G mobile phones. There can be no assurance, however, that any of these 2G or 3G technologies and any services compatible with them will be accepted by consumers or promoted by the mobile operators. Accordingly, it is extremely difficult to accurately predict consumer acceptance and demand for various existing and potential new offerings and services, and the future size, composition and growth of this market.

Our ability to compete on a nationwide scale may be impaired due to state-owned competitors.

     Although we believe our strongest competitors are other privately held Chinese companies, we face direct competition with telecommunications companies which are either state-owned or state-run. In certain circumstances, these state-owned competitors may receive preferential treatment, particularly in the awarding of governmental contracts.

A downturn in the Chinese economy may slow down our growth and profitability.

     The growth of the Chinese economy has been uneven across geographic regions and economic sectors. There can be no assurance that growth of the Chinese economy will be steady or that any downturn will not have a negative effect on our business. Our profitability will decrease if expenditures for wireless services decrease due to a downturn in the Chinese economy. More specifically, increased penetration of wireless services in the less economically developed central and western provinces of China will depend on those provinces achieving certain income levels so that mobile phones and related services become affordable to a significant portion of the population.

Government regulation of the telecommunications industry may become more complex.

     Government regulation of the telecommunications industry is highly complex. New regulations could increase our costs of doing business and prevent us from efficiently delivering our services. These regulations may stop or slow down the expansion of our user base and limit the access to our services.

The uncertain legal environment in China could limit the legal protections available to you.

     The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. In the late 1970s, the Chinese government began to promulgate a comprehensive system of laws and regulations governing economic matters. The overall effect of legislation enacted over the past 20 years has significantly enhanced the protections afforded to foreign invested enterprises in China. However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to foreign investors, such as the right of foreign invested enterprises to hold licenses and permits such as requisite business licenses.

Any recurrence of severe acute respiratory syndrome, or SARS, or another widespread public health problem, could adversely affect our business and results of operations.

     A renewed outbreak of SARS or another widespread public health problem in China, where all of our revenue is derived, and in Beijing where our operations are headquartered, could have a negative effect on our operations. Our operations may be impacted by a number of health-related factors, including the following:

o quarantines or closures of some of our offices which would severely disrupt our operations,

o    the sickness or death of our key officers and employees, and

o    a general slowdown in the Chinese economy.


     Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our business and results of operations.

Changes in China's political and economic policies could harm our business.

     The economy of China has historically been a planned economy subject to governmental plans and quotas and has, in certain aspects, been transitioning to a more market-oriented economy. Although we believe that the economic reform and the macroeconomic measures adopted by the Chinese government have had a positive effect on the economic development of China, we cannot predict the future direction of these economic reforms or the effects these measures may have on our business, financial position or results of operations. In addition, the Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD. These differences include:

o    economic structure;

o    level of government involvement in the economy;

o    level of development;

o    level of capital reinvestment;

o    control of foreign exchange;

o        methods of allocating resources; and

o        balance of payments position.


     As a result of these differences, our business may not develop in the same way or at the same rate as might be expected if the Chinese economy were similar to those of the OECD member countries.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

     Because almost all of our future revenues may be in the form of Renminbi, any future restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign invested enterprises may only buy, sell or remit foreign currencies, after providing valid commercial documents, at those banks authorized to conduct foreign exchange business. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi, especially with respect to foreign exchange transactions.

The value of our securities will be affected by the foreign exchange rate between U.S. dollars and Renminbi.

     The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and Renminbi. For example, to the extent that we need to convert U.S. dollars into Renminbi for our operational needs and should the Renminbi appreciate against the U.S. dollar at that time, our financial position and the price of our common stock may be adversely affected. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of declaring dividends on our ordinary shares or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

The market price for our common stock is volatile.

     The market price for our common stock is likely to be highly volatile and subject to wide fluctuations in response to factors including the following:

o    actual or anticipated fluctuations in our quarterly operating results,

o    announcements of new products and services by us or our competitors,

o    changes in financial estimates by securities analysts,

o changes in the economic performance or market valuations of other companies providing similar products and services,

o announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments,

o    additions or departures of key personnel,

o    potential litigation, or

o    conditions in the mobile phone market.


     In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Stockholders could experience substantial dilution.

     We may issue additional shares of our capital stock to raise additional cash for working capital. If we issue additional shares of our capital stock, our stockholders will experience dilution in their respective percentage ownership in the company.

We have no present intention to pay dividends.

     We have never paid dividends or made other cash distributions on our common stock, and do not expect to declare or pay any dividends in the foreseeable future. We intend to retain future earnings, if any, for working capital and to finance current operations and expansion of our business.

A large portion of our common stock is controlled by a small number of stockholders.

     A large portion of our common stock is held by a small number of stockholders. As a result, these stockholders are able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. In addition, the occurrence of sales of a large number of shares of our common stock, or the perception that these sales could occur, may affect our stock price and could impair our ability to obtain capital through an offering of equity securities. Furthermore, the current ratios of ownership of our common stock reduce the public float and liquidity of our common stock which can in turn affect the market price of our common stock.

We are subject to "penny stock" regulations.

     The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and our sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. As our securities are subject to the penny stock rules, holders of our securities may have difficulty in selling their securities.

     Special Note Regarding Forward-Looking Statements]

     This Annual Report contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "could," "expect," "plan,"
"intend," "anticipate," "believe," "estimate," "predict," "potential," or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined above. These factors may cause our actual results to differ materially from any forward-looking statement.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Annual Report to conform such statements to actual results or to changes in our expectations.

ITEM 2. PROPERTIES

     We currently occupy 24 offices, including one branch office in which we maintain certain ownership rights. The balance of our office space is leased by us under lease arrangements we deem to be satisfactory. In addition we lease 12 buildings used by us as warehouses and dormitories in China and one building as our research and development center. We lease our headquarters, located at Floor 6, Saiou Plaza, No. 5 Haiying Road, Fengtai Technology Park, Beijing, People's Republic of China 100070, for $108,742.90 a year, pursuant to an operating lease that expires in June 2007. This office space is approximately 1370 square meters. We also lease the building housing our research and development center, located at 4-2 East Wing, No. 368 New Stone North Road, Shijiazhuang, People's Republic of China, for approximately $17,870 a year, pursuant to an operating lease that expires in April 2014.

ITEM 3. LEGAL PROCEEDINGS

     Except as discussed below, we are not a party to any pending legal proceedings, and no such proceedings are known to be contemplated. None of our directors, executive officers or affiliates or owner of record or beneficially of more than five percent of our common stock is a party adverse to us or has a material interest adverse to us in any proceeding.

     A former stockholder of Telestone has initiated arbitration proceedings in the People's Republic of China against SMI alleging the failure of SMI to settle the payment of the consideration owed to said stockholder as a result of the transaction pursuant to which SMI acquired all of the outstanding share capital of Telestone. The value of the above claim is approximately $1.2 million. Management believes that the claim is without merit and will be resolved in SMI's favor during the second quarter of fiscal 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the holders of our common stock during the fourth quarter of the fiscal year ended December 31, 2004.

                                     PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     Shares of our common stock are traded on the OTC Bulletin Board under the symbol "TESN.OB." Our common stock has been traded on the OTC Bulletin Board since August 2004.

     Holders. As of March 16 , 2005 we had approximately 242 stockholders of common stock of record, and our common stock had a closing bid price of $5.25 per share and a closing ask price of $5.30 per share.

     The following table sets forth the quarterly average high and low bid prices per share for the common stock for the past two years:

             Fiscal Year Ended                   Common Stock
             December 31, 2003                 High         Low
             ---------------------------------------------------

             First Quarter                    $82.20      $82.20

             Second Quarter                   $147.96     $90.42
             Third Quarter                    $16.44      $ 8.22
             Fourth Quarter                   $82.20      $ 8.22

             ---------------------------------------------------

             Fiscal Year Ended                   Common Stock
             December 31, 2004                 High         Low
             ---------------------------------------------------

             First Quarter(1)                 $32.88      $32.88
             Second Quarter(1)                $32.88      $32.88
             Third Quarter                    $ 4.30      $ 4.30
             Fourth Quarter                   $ 5.00      $ 4.10



     The source for the high and low closing bids quotations is www.finance.yahoo.com and does not reflect inter-dealer prices. Such quotations are without retail mark-ups, mark-downs or commissions, and may not represent actual transactions and have not been adjusted for stock dividends or splits.

     Outstanding Options, Conversions, and Planned Issuance of Common Stock. Except as hereinafter set forth, there are no warrants or options outstanding to acquire any additional shares of common stock. In August 2004, warrants to purchase an aggregate of 1,000,000 shares or our common stock at an excessive price of $3.00 per share were issued to 14 of our creditors under the Plan. The warrants expire March 24, 2009. As of the date of this Annual Report, warrants to purchase 415,000 shares of our common stock have been exercised, resulting in proceeds of $1,245,000.

     Preferred Stock. We may issue shares of preferred stock from time to time in one or more series with such designations, voting powers, if any, preferences and relative, participating, optional or other special rights, and such qualifications, limitations and restrictions, as are determined by resolution of our Board of Directors. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of our Company without further action by stockholders and could adversely affect the rights and powers, including voting rights, of holders of common stock, with us acting in accordance with our corporate charter and by-laws. In certain circumstances, the issuance of preferred stock could depress the market price of the common stock. There are no shares of preferred stock outstanding.

     Dividends. We have never declared or paid any cash dividends or distributions on our common stock. We currently intend to retain our future earnings to support operations and to finance future growth and expansion and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.

     Transfer Agent and Registrar. Our transfer agent is Corporate Stock Transfer, located at 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209. Their telephone number is (303) 282-4800.

     Securities Authorized for Issuance Under Equity Compensation Plans. As of the fiscal year ended December 31, 2004, we have no shares of our common stock or preferred stock that are issuable under compensation plans approved by our security holders.

     Recent Sales of Unregistered Securities. Each issuance set forth below was made in reliance upon the exemptions from registration requirements of the Securities Act of 1933, as amended, contained in Section 4(2) on the basis that such transactions did not involve a public offering. When appropriate, we determined that the purchasers of securities described below were sophisticated investors who had the financial ability to assume the risk of their investment in our securities and acquired such securities for their own account and not with a view to any distribution thereof to the public. Where required by applicable law, the certificates evidencing the securities bear legends stating that the securities are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements.

         Each of the following individuals received their shares pursuant to our exchange transaction with SMI on August 23, 2004.

                       NAME                      SHARES
                       ----                      ------
                    Han Daqing                3,280,000
                   Wang Jianjun                 328,000
                   Luo Zhengbin                 246,000
                   Zhang Yongjun                164,000
                    Lu Hanying                   82,000


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

     The following is management's discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words "believes," "anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be place on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

     The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-KSB.

     We are a wireless communications coverage solutions provider in the PRC. We principally provide integrated wireless coverage solutions through our national sales and services network to our customers in the PRC.

     Our wireless coverage solutions business is comprised of research, development and application of wireless communications technology. In addition to sales of our internally designed wireless communications equipment including repeaters, antennas and radio frequency accessories, we also provide project design, project management, installation, maintenance and other after-sales services in accordance with our customers' requirements. Our wireless coverage solutions are designed to expand and enhance the coverage of mobile telecommunications networks so as to improve the quality of reception for mobile phone users. These solutions are used in a variety of indoor and outdoor environments such as hotels, residential estates, office buildings, airports, exhibition centers, underground stations, highways and tunnels.

     Since the establishment of Telestone in 1997, we have gradually developed business relationships with both China Mobile Communications Corporation ("China Mobile") and China Unicom Limited ("China Unicom"), the two largest wireless communications providers in the PRC. In 2004 we developed relationships with two other PRC based telecom carriers, China Netcom and China Telecom.

     During the fiscal years ended December 31, 2001, 2002, 2003 and 2004, sales made by Telestone to China Mobile were $1,690,670, $3,643,000, $1,757,000 and $ 3,357,000, respectively, accounting for 19%, 31%, 10% and 17%, of our revenue for these periods, respectively. Sales to China Unicom during the same periods were $4,972,588, $6,865,000, $14,785,000 and $14,229,667.84, respectively, accounting for 56%, 58%, 85% and 71% of our revenue, respectively. Sales to China Telecom during 2004 were $1,769,772, accounting for 8.8% our revenue. In 2004, sales to China Netcom were $324,565.30, accounting for 1.6% of our revenue, respectively. Revenues derived from our relationship with China Unicom decreased as a result of the slow down by China Unicom in the expansion of their 2G network in anticipation of the issuance of 3G licenses by the PRC.

SIGNIFICANT ACCOUNTING POLICIES

     Accounting principles

     The consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America ("USGAAP").

     Basis of consolidation

     The consolidated financial statements include the accounts of TTC and its subsidiaries. All significant inter-company accounts and transactions have been eliminated upon combination.

     Revenue recognition

     Net sales of equipment represent the invoiced value of goods, net of value-added tax ("VAT") and returns. We generally recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. Service revenue is recognized when the service is performed and accepted by the customer. We have a policy of including handling costs incurred for finished goods, which are not significant, in the sales and marketing expenses.

     We provide installation services for certain sales of equipment under fixed-price contracts. In connection with these contracts, the Company follows the guidance contained in AICPA Statement of Position ("SOP") 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts."

     Revenues from these fixed-price service contracts are recognized on the completed-contract method. Under the completed-contract method, revenue and costs of individual contracts are included in operations in the year during which they are completed. Losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. This method is used because the contract is completed within a short period of time, and financial position and results of operations do not vary significantly from those that would result from use of the percentage-of-completion method. A contract is considered completed upon completion of all essential contract work and the installation has been accepted by the customer.

     Service costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made, if any, in the period in which such losses are determined.

     Use of estimates

     The preparation of the consolidated financial statements in conformity with USGAAP requires the company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reported periods. Actual amounts could differ from those estimates. Estimates are used for, but not limited to, the accounting for certain items such as allowance for doubtful accounts, depreciation and amortization, inventory allowance, taxes and contingencies.

     Allowance for doubtful accounts

     Accounts receivable are stated at the amount billed to customers. We recognize an allowance for doubtful accounts to ensure trade and other receivables are not overstated due to uncollectibility. Our estimates are based on a variety of factors, including historical collection experience, existing economic conditions and a review of the current status of the receivable.


Accounts receivable are presented net of an allowance for doubtful accounts of US$1,639,000 and US$Nil as of December 31, 2004 and 2003, respectively. Other receivables are presented net of allowance for doubtful accounts of US$626,000 and US$Nil as of December 31, 2004 and 2003, respectively.

     Excess of fair value of acquired net assets over cost

     The sum of the amounts assigned to assets acquired and liabilities  assumed that  exceeds  the  cost of the  acquired  entity  are  allocated  as a pro rata reduction of the amounts that  otherwise  would have been assigned to all of the acquired assets except (a) financial assets other than investments accounted for by the equity  method,  (b) assets to be disposed of by sale,  (c)  deferred tax assets, (d) prepaid assets relating to pension or other post-retirement  benefit plans, and (e) any other current assets. If any excess remains after reducing to zero the amounts that otherwise  would have been assigned to those assets,  that remaining  excess shall be recognized as an  extraordinary  gain as described in
paragraph   11  of   APB   Opinion   No.   30,   "Reporting   the   Results   of
Operations-Reporting  the Effects of  Disposal  of a Segment of a Business,  and
Extraordinary,  Unusual and Infrequently Occurring Events and Transactions". The
extraordinary gain is recognized in the period in which the business combination is completed unless the combination  involves contingent  consideration that, if paid or issued,  would be  recognized  as an  additional  element of cost of the acquired entity.  If an extraordinary  gain is recognized  before the end of the period,  any subsequent  adjustments to that extraordinary gain that result from changes to the purchase price allocation shall be recognized as an extraordinary item. As a result,  the excess of acquired net assets of Telestone over the cost of investment  of SMI are  allocated as a reduction of the  property,  plant and equipment to zero and the remaining excess  (US$2,773,000)  are recognized as an extraordinary gain.

     Recently issued accounting standards

     There are no new accounting pronouncements for which adoption is expected to have a material effect on our financial statements.

RESULTS OF OPERATION

     Our operating results are presented on a consolidated basis for the year ended December 31, 2004, as compared to the year ended December 31, 2003.

Results of Operations for 12 Months Ended December 31, 2004 and 2003.
---------------------------------------------------------------------


-------------------------- ---------------------------- --------------------------- ----------------------------
           Item                         2004                          2003                       comparisons
-------------------------- ---------------------------- --------------------------- ----------------------------
                                Amount       Percentage      Amount     Percentage     Growth in    Increase in
                                             of revenue                 of revenue       amount     percentage
                                US$000           (%)         US$000         (%)          US$000         (%)
--------------------------- -------------- ------------- ------------ ------------- -------------- -------------
Revenues                            19,935          --         17,397          --            2,538         14.59
--------------------------- -------------- ------------- ------------ ------------- -------------- -------------
costs & expenses                    10,152         50.93        9,177         52.75            975         10.62
--------------------------- -------------- ------------- ------------ ------------- -------------- -------------
Gross Profit                         9,783         49.07        8,220         47.25          1,563         19.01
--------------------------- -------------- ------------- ------------ ------------- -------------- -------------
sales & marketing                    1,908          9.57        1,143          6.57            765         66.93
--------------------------- -------------- ------------- ------------ ------------- -------------- -------------
general &administrative              3,163         15.87        1,056          6.07           2107        199.53
--------------------------- -------------- ------------- ------------ ------------- -------------- -------------
R&D                                    282          1.41          235          1.35             47         20.00
--------------------------- -------------- ------------- ------------ ------------- -------------- -------------
D&A                                    135          0.68          133          0.76              2          1.50
--------------------------- -------------- ------------- ------------ ------------- -------------- -------------
Interest expenses                       32          0.16           34          0.20             -2         -5.88
--------------------------- -------------- ------------- ------------ ------------- -------------- -------------
Other Income                           249          1.25          296          1.70            -47        -15.88
--------------------------- -------------- ------------- ------------ ------------- -------------- -------------
Income before tax                    4,512         22.63        5,915         34.00          -1403        -23.72
--------------------------- -------------- ------------- ------------ ------------- -------------- -------------
Income tax                               0          0.00        2,048         11.77          -2048       -100.00
--------------------------- -------------- ------------- ------------ ------------- -------------- -------------
Minority interest                      368          0.00        1,663         23.70         -1,295        -77.87
--------------------------- -------------- ------------- ------------ ------------- -------------- -------------
Extraordinary gain                   2,773         13.91            0          0.00          2,773          1.00
--------------------------- -------------- ------------- ------------ ------------- -------------- -------------
Net income                           6,917         34.70        2,204         12.67           4713        213.84
--------------------------- -------------- ------------- ------------ ------------- -------------- -------------



     General. We derive our revenues primarily from capital expenditures made by China's telecommunication carriers. Our operating revenues are composed of sales of wireless equipment and service income that includes system integration, engineering income, technical support income, wireless network optimization income and network maintenance income.

     For the years ended December 31, 2004 and 2003, a summary of our revenues is as follows.


--------------------- --------------------------- --------------------------- ---------------------------
      Revenue                    2004                        2003                     comparisons
--------------------- --------------------------- --------------------------- ---------------------------
                                    Percentage of Percentage of   Growth in   Increase in
                         Amount       revenue         Amount       revenue       amount      percentage
                         US$'000       (%)            US$000         (%)         US$000          (%)
--------------------- ------------- ------------- ------------- ------------- ------------- -------------
Revenue                      19,935          --          17,397          --           2,538         14.59
--------------------- ------------- ------------- ------------- ------------- ------------- -------------
Sales of equipment           17,722         88.90        15,665         90.04          2057         13.13
--------------------- ------------- ------------- ------------- ------------- ------------- -------------
Service income                2,213         11.10         1,732          9.96           481         27.77
--------------------- ------------- ------------- ------------- ------------- ------------- -------------


     Our revenue for the year ended December 31, 2004 was $19,935,000, representing an increase of approximately 14.59% from the previous year. Sales of equipment for the year ended December 31, 2004 were $17,722,000, representing an increase of approximately 13.13% from the previous year. Service income for the year ended December 31, 2004 was $2, 213, 000, representing an increase of 27.77% from the previous year. Those increases were mainly attributable to overall increases in wireless coverage capital expenditures incurred by the mobile operators to improve the quality of their mobile networks, thereby providing better services to the mobile subscribers amid fierce competition. The increase was also attributable to new PHS network construction and network optimization introduced by China Telecom and China Netcom. Revenues from China Telecom and China Netcom also contributed to our revenue growth in 2004.

     Revenue segmentation. Revenue generated from China Unicom accounted for 71.38% of our revenue in 2004, down from 85.13% in 2003. Revenue generated from China Mobile accounted for 16.84% of our revenue in 2004, up from 10.10% in 2003. Sales to agents and system integrators accounted for 1.27% of our revenue in 2004, down from 4.77% in 2003.



                       Revenue Segmentation By Customers





     Indoor coverage solutions accounted for approximately 87.55% of our revenues in 2004, compared to 42.16% in 2003. The share of outdoor coverage solutions decreased from 44.06% in 2003 to 5.41% in 2004. The other coverage solutions accounted for approximately 7.04% of our revenue in 2004, compared to 13.77% in 2003. The revenue difference between indoor coverage solutions and outdoor solutions is the result of China Unicom's completion of a majority of its outdoor coverage solutions for which we provided equipment and services.

     Geographically,  solutions  provided  in  Northern  provinces  of  the  PRC
(covering cities such as Hebei and Tianjin) accounted for 65.09% revenue of our revenue. Southern provinces, including Guangdong, accounted for 24.79% of our revenue. Eastern provinces (covering cities such as Shanghai, Jiangsu and Zhejiang) accounted for 10.12% of our revenue for the period ended December 31, 2004.

     Our strategy for sustaining revenue growth The wireless coverage market has become fiercely competitive in southeast China, and our market price and profit margin is experiencing a downturn in those areas. However, the central and western regions of China and rural areas in the east of China are experiencing a stronger demand for the wireless coverage. We will seek to take advantage of the opportunities presented in these regions.

     During fiscal 2005, we will seek to implement a development plan to enrich our product mix, strengthen our R&D, provide better services for our customers and enter overseas markets. We believe, if effective, such a campaign will help maintain current revenues and generate additional revenues.

     Gross profit. Our gross profit on sales of equipment and services was $9,783,000, representing an increase of 19.01% as compared to $ 8,220,000 for the previous year.

     For the years ended December 31, 2004 and 2003, the condensed statement of operations is presented below:

--------------------- --------------------------- --------------------------- ---------------------------
        Item                      2004                       2003                   comparisons
--------------------- --------------------------- --------------------------- ---------------------------
                                    Percentage of               Percentage of   Growth in   Increase in
                          Amount       revenue        Amount      revenue        amount      percentage
                          US$000         (%)          US$000        (%)           $000           (%)
--------------------- ------------- ------------- ------------- ------------- ------------- -------------
Revenues                     19,935          --          17,397          --           2,538         14.59
--------------------- ------------- ------------- ------------- ------------- ------------- -------------
Equipment& services          10,152         50.93         9,177         52.75           975         10.62
      cost
--------------------- ------------- ------------- ------------- ------------- ------------- -------------
 Gross Profit                 9,783         49.07         8,220         47.25         1,563         19.01
--------------------- ------------- ------------- ------------- ------------- ------------- -------------

We were able to sustain the gross profit growth at this level due in part to the following factors:

     o our ability to develop and regularly introduce new models to meet market needs;

     o increased bargaining power with suppliers as a result of increased scale of operations;

     o    continued efforts in exercising cost control;and

     o increased marketing activities in 2004, resulting in an increase in sales, including a13.13% increase in sales of equipment and a 27.77% increase in service income.

     Gross profit margin. Our gross margin on sales of equipment and services was 49.07% in 2004 compared to 47.25% in 2003. Our gross margin slightly increased in 2004 as compared from the previous year. We believe this trend may continue if we are successful in effectively transferring R&D developments into production, reducing operating costs as a percentage of revenue, in 2004 the decrease was 2.08%, and using products that are manufactured locally instead of imported.

     We intend to take the following measures to reduce our costs:

     o    reduce the labor force; and

     o    decrease the use of raw materials.

     We hope to accomplish this in two ways:

     o Equip a digital control system on assembly machinery, purchase advanced equipment to improve installation efficiency, check and modify standard working time based on actual work time and reduce standard working time per piece.

     o Enhance installation organization by developing a special team to control costs in advance and/or during the installation process.

     Net income. Our consolidated net income increased 213.84% to $6,917,000 for the year ended December 31, 2004 as compared to $2,204,000 for the prior year period. This increase is attributable to an increase in revenues of 14.59% in 2004 as compared to 2003, and an extraordinary gain resulting from our reverse merger transaction.

     Earnings per share and net income come per share of common stock.

                                                            US$           US$
Earnings per share:

Weighted average number of shares outstanding

Basic                                                    3,572,459        1,708
                                                         ---------    ---------
Diluted                                                  3,643,136        1,708
                                                         ---------    ---------
Net income per share of common stock

Basic:
    Income before extraordinary gain                          1.16        1,290
                                                         ---------    ---------
    Net income                                                1.94         1,290
                                                         ---------    ---------

Diluted:
    Income before extraordinary gain                          1.14        1,290
                                                         ---------    ---------
    Net income                                                1.90        1,290
                                                         ---------    ---------

     Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding during each period as restated as a result of the recapitalization and reverse split, as described in Note 2 to the financial statements.

     The 1,708 and 4,098,292 shares issued in connection with the recapitalization were included in the computation of earnings per share as if outstanding at the beginning of each period presented and at the date of issue of 24,000,000 shares of SMI respectively. In addition, 100,106 shares, being the outstanding stock of the Company as of August 23, 2004, were treated as issued on August 23, 2004

     Diluted earnings per share is computed based on net income for the periods presented attributable to shareholders based on the weighted average number of common stock outstanding during the periods presented, adjusted for the effect of the dilutive common stock equivalents outstanding during the periods presented. The dilutive effect of warrants to purchase common stock which were outstanding during the period is reflected in diluted earnings per share by application of the treasury stock method.

     Equipment and services expenses. Equipment and services expenses were approximately $10,152,000 or 50.93% of revenues for the year ended December 31, 2004, as compared to $9,177,000, or 52.75% of revenues for the year ended December 31, 2003. Equipment and services expenses as percentage of our revenue decreased slightly as compared to the prior year period due to the implementation of cost control measures and the transfer of R&D achievements into our solutions, resulting in lower cost of system integration.

     Sales  and  Marketing.  Sales and  marketing  expenses  were  approximately
$1,908,000 or 9.57% of our revenues for the year ended December 31, 2004, as compared to $1,143,000, or 6.57% of revenues for the year ended December 31, 2003. Sales and marketing increased approximately 66.93% in 2004 compared to the prior year period due to increased marketing activities in 2004, resulting in an increase in sales, including a 13.13% increase in sales of equipment and a 27.77% increase in service income.

     General and Administrative and Research and Development. General and administrative expenses were $3,163,000 or 15.87% of our revenues for the year ended December 31, 2004, as compared to $1,056,000, or 6.07% of revenues in the prior year period. Research and development expenses were $282,000, or 1.41% of revenues for the year ended December 31, 2004, as compared to $235,000, or 1.35% of revenues in the prior year period. The main reason for this increase is that in year 2004 we put more investment in R&D to maintain our competitive edge. For both 2004 and 2003, we have steadily controlled both depreciation and amortization expenses, at a level of within 0.68% to 0.76% of revenue.

         Liquidity and Capital Resources

     We generally finance our operations from cash flow generated internally and bank loans. As of December 31, 2004, we had current assets of $26,421,000. Current assets comprised inventories of $2,502,000, accounts receivable of $19,845,000, prepayments, deposits and other receivables of $1,844,000, and cash and cash equivalents of $2,230,000. Current liabilities comprised accounts payable of $3,952,000, tax payables of $6,447,000, other payables and accruals of $3,473,000 and debts maturing within one year of $605,000.

     Our operations provided cash of $ 743,000 for the year ended December 31, 2004. At December 31, 2004, cash and cash equivalents were $2,230,000. Working capital was $11,944,000 at December 31, 2004, reflecting a current ratio of 1.8:1.

     We anticipate that our working capital resources are adequate to fund anticipated costs and expenses for the year ending December 31, 2005.

     Our trading terms with our customers are mainly on credit. The credit period is generally for a period of less than one year. The accounts receivable turnover period for the year ended December 31, 2004 was 363 days compared to 152 days for the year ended December 31, 2003. Inventory turnover period for the year ended December 31,2004 was 219 days compared to 291 days for prior to year period.

     As of December 31, 2004, our cash and bank balances were mainly denominated in Renminbi ("RMB") and United States dollars ("US$") while our bank borrowings were mainly denominated in RMB. Our revenue and expenses, assets and liabilities are mainly denominated in RMB and US$. Since the exchange fluctuations amongst these currencies are low, we believe there is no significant exchange risk.

     Capital structure and solvency. We earned low cash flows from operating activities for the period ended December 31, 2004 . Although we have net current assets as of the balance sheet date, the long turnover period of accounts receivables caused cash flow pressure, particularly as we also attempted to expand our R&D activities. Management is exploring other resources for funding our current operations and future development, which include raising capital and applying for additional banking facilities.

     As of December 31, 2004, our total assets were $27,211,000 and our total liabilities were $14,477,000, reflecting a total debt ratio of 53.20%.

     Our gearing ratio, calculated as total debts (including short-term bank loans and finance lease payables) over total assets, was 53.20% and 53.96% as of December 31, 2004 and 2003, respectively.

     Asset utilization and efficiency. As of December 31, 2004, our total assets were $27,211,000 and operating revenue was $19,935,000, reflecting a total asset turnover of 73.26%.

         Accounts Receivable.

                                                         As of December 31,
                                                       ---------------------
                                                         2004         2003
                                                       US$'000      US$'000

         Completed contracts                              20,217       6,837
         Retentions                                        1,267         399
                                                       ---------    --------

                                                          21,484       7,236

         Allowance for doubtful accounts                   1,639         --
                                                       ---------    --------

                                                         19,845        7,236
                                                       =========    ========


     As of December 31, 2004, our accounts receivable were $19,845,000 as compared to $7,236,000 for the previous year. Our accounts receivable for the year ended December 31, 2004 as compared to the year ended December 31, 2003 is summarized as follows:

     Accounts receivable are stated at the amount billed to customers. We recognize an allowance for doubtful accounts to ensure trade and other receivables are not overstated due to uncollectibility. Of the retentions balance as of December 31, 2004 and 2003, approximately US$449,000 and US$51,000, respectively, are expected to be collected after one year.

     Growth of our accounts receivable is primarily the result of the decision of most PRC based mobile operators to no longer prepay a percentage of contracted solutions, but to do business on credit. The credit period is generally for a period of six to nine months.

     We have paid attention to accounts receivable turn-over problems and made efforts to shorten the credit term.

     We have taken the following measures to collect the accounts receivable:

     o    Establish a special team to collect accounts receivables.

     o    Harmonize relationships with our customers.

     Contingent Liabilities. We recognizes our revenue upon the completion of contract and have made full tax provision in accordance with relevant national and local laws and regulations of the PRC. A contract is considered completed upon completion of all essential contract work and the installation has been accepted by the customer. It is the common practice in the PRC that invoices are not issued to customers until payments are received. We follow the practice of reporting our revenue for PRC tax purposes when invoices are issued. All unbilled revenue will become taxable when invoices are issued. For PRC tax reporting purpose, we recognize revenue on an "invoice basis" instead of when goods are delivered and services are rendered. This is not in strict compliance with the relevant laws and regulations. Accordingly, despite the fact that we have made full tax provision in the financial statements, we may be subject to a penalty for the deferred reporting of tax obligations. The exact amount of any penalty penalty cannot be estimated with any reasonable degree of certainty. The board of directors considers it is unlikely that the tax penalty will be imposed.

     Remuneration Policies. We offer competitive remuneration schemes to our employees based on industry practices as well as the employee's and our performance.

ITEM 7. FINANCIAL STATEMENTS

     Reference is made to page F-1 herein for the Index to the Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On October 18, 2004, our Board of Directors approved the dismissal of Williams & Webster, P.S. as our independent auditor for the fiscal year ending December 31, 2004. The report of Williams & Webster, P.S. on our financial statements for the year ended December 31, 2003 dated August 20, 2004, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, other than the ability to continue as a going concern, or audit scope.

     There were no disagreements with Williams & Webster, P.S. during the period of its appointment as independent auditor through the date of its termination on any matter of accounting principals or practices, financial statement disclosure or auditing scope or procedure. Additionally, there were no other reportable matters, as defined in Item 304(a)(1)(iv) of Regulation S-B, during that period of time.

     On October 18, 2004 the Board of Directors appointed Moores Rowland Mazars Chartered Accountants/Certified Public Accountants as its independent public accounting firm. We did not consult with Moores Rowland Mazars at any time prior to the August 23, 2004 change in control or subsequent thereto, including our two most recent fiscal years ended December 31, 2003 and December 31, 2002, and the subsequent interim periods through the date of this report, regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Such controls and procedures, by their nature, can provide only reasonable assurance regarding management's control objectives.

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of December 31, 2004. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our Exchange Act reports. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation.

     While we believe that our existing disclosure controls and procedures have been effective to accomplish their objectives, we intend to continue to examine, refine and formulize our disclosure controls and procedures and to monitor ongoing developments in this area.

ITEM 8B. OTHER INFORMATION
         None

                                    PART III
ITEM     9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
         SECTION 16(A) OF THE EXCHANGE ACT Our directors and executive officers are their respective biographical information are as follows:

 Name                   Age    Position Held and Tenure
 ----                   ---    ------------------------
 Han Daqing             40     Director, President & CEO, Chairman of the Board
 Liu Dongping           35     Chief Financial Officer
 Luo Zhengbin           64     Director, Chief Technology Officer
 Wang Jianjun           33     Vice President
 Xu Yunxiao(1)(2)(3)    35     Director
 Zhao Peng(2)(3)        40     Director
 Zhu Lian(1)            48     Director
 Chen Xuefeng(1)(3)     42     Director
 Zhang Xingang(2)       41     Director


     Han Daqing has served as President, Chairman of our Board of Directors and a member of our Board of Directors since August 23, 2004. Mr. Han has served as a member of the Board of Directors of our wholly owned subsidiary, Telestone, since its inception in October, 1997 and as Chief Executive Officer since January, 2002. Prior to assuming his Chief Executive Officer duties with Telestone, from 1996 to 2002, Mr. Han was the Chief Representative of the Beijing Office of Allgon Systems AB, an international telecommunications conglomerate. Mr. Han holds a Bachelors Degree in Computer Engineering and Masters degree in Digital Communication Engineering, both from the Xidian University of Electronic Science & Technology. In addition, Mr. Han holds a Masters of Business Administration from CITY University.

     Liu Dongping has served as Chief Financial Officer since August 23, 2004. Prior to assuming his Chief Financial Officer duties with us, from 2001 to 2003, Mr. Liu was the Director of the Guarantee Service Department, the Manager of the Risk Control Department and a Project Manager for Shenzhen Qixin Credit Guarantee Co., Ltd. From 1998 to 2001, Mr. Liu was the Manager of the Financial Department of Shenzhen 3-Nine Auto Development Co., Ltd. Mr. Liu studied Auditing at the Economics School of Wuhan University.

     Luo Zhengbin has served as Chief Technology Officer and as a member of our Board of Directors since August 23, 2004. Mr. Luo has served as Vice President and Chief Technology Officer of our wholly owned subsidiary, Telestone, since April 2001. Prior to accepting his position with Telestone, from 1994 to 2001, Mr. Luo held various positions, including Deputy General Manager of Gold Cell Communications Co., Ltd. Mr. Luo studied Wireless Physics at Peking University.

     Wang Jianjun has served as Vice President since August 23, 2004. Mr. Wang has served as a Vice President of our wholly owned subsidiary, Telestone, since November, 2001. Prior to assuming his Vice President duties with Telestone, from 1997 to 2001, Mr. Wang was a Technology Representative for LPG Allgon Co. in its Beijing Office. Mr. Wang holds a Bachelors Degree in Communication Engineering and a Masters degree in Communication and Electronic Systems, both from Xidian University of Electronic Science & Technology.

     Xu Yunxiao has served as a member of our Board of Directors since August 23, 2004. Mr. Xu is President and Co-Founder of Canada Poly-Tech Consulting Inc., a Canadian engineering and business consulting company. From 2001 to 2003, Mr. Xu served as Chief Technology Officer for Wi-Comm United Communications Inc. From 2000 to 2001, Mr. Xu was a Technical Leader for Wi-Lan, Inc. From 1998 to 2000, Mr. Xu work as a Principal RF Systems Engineer for Harris Corporation. Mr. Xu holds a Bachelors Degree from Peking University, a Masters Degree in Engineering from CTI of Ministry of Electronics Industry (China) and an MBA from Haskayne School of Business, University of Calgary.

     Zhao Peng has served as a member of our Board of Directors since August 23, 2004. Mr. Zhao is the Chief Inspector for Shanghai DB-Tel Corporation, a Chinese wireless phone equipment distributor. From 2002-2003, Mr. Zhao was the General Manager of Shanghai Zopow Communications Co., Ltd. From 2000-2002, Mr. Zhao was the Deputy General Manager of China Digital Co., Ltd. Mr. Zhao has studied Radio Technology Manufacturing at the Tianjin Radio Technology School, Automation Control as Hebei Mechanical & Electronics College, International Trade at Hebei Finance College, Japanese language at Fukuda Culture College and completed an MBA program at JOSAI International University.

     Zhu Lian has served as a member of our Board of Directors since August 23, 2004. Mr. Zhu is a director and the Deputy General Manager of Tianjin-Golik-The First Steel Wire Rope Co., Ltd., where he is responsible for finance and accounting functions. Prior to taking that position, Mr. Zhu was the Chief Financial Officer of various large public companies including Sparkice E-Commerce Ltd. (2001-2002); Beijing Sanitary Ware, Ltd. (2000-2001); and Eagle Brand Holding Ltd. (2000). Mr. Zhu holds a Bachelors Degree in Mechanics and a Masters Degree in Mechanics from Tsing Hua University. In addition, Mr. Zhu holds a Masters of Business Administration from the University of Illinois-Chicago and a Masters Degree in Accounting from the University of Illinois-Chicago.

     Chen Xuefeng has served as a member of our Board of Director since December 15, 2004. Mr. Chen graduated from Xi'an Electric Science University, Computer Science Division. After graduation, Mr. Chen joined Shanxi Business Administration University as an assistant professor. In 1992, Mr. Chen founded XI'an Sun Technologies Development Co. Ltd. and has served as a director of that company since its inception. Under his supervision and direction, Xi'an Sun Technologies Development Co., Ltd. has added six more computer parts and components chain stores. Mr. Chen is responsible for the development of marketing strategies and the establishment of sales networks. Mr. Chen has experience in retail, marketing, sales strategies planning and new product development.

     Zhang Xingang has served as a member of our Board of Directors since December 15, 2004. Currently, Mr. Zhang is the General Manager and Director of Guangzhou Guangcheng Digital Technology Co., Ltd. Prior to assuming his current position, Mr. Zhang was General Manager, director of Shenzhen Jiangyou Communication Equipments Inc. During his career, Mr. Zhang was also head of marketing and general management of Shenzhen Sangda Telecommunication Co., Ltd. Mr. Zhang graduated with a bachelor's degree in Electric Countermine from Electric Engineering Division of Northwest Electronic Engineering University.

     The directors named above will serve until the next annual meeting of our stockholders or until their successors are duly elected and has qualified. Directors will be elected for one-year terms at the annual stockholders meeting. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of our directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current directors to our Board of Directors. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs.

     There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors are acting on behalf of, or will act at the direction of, any other person.

     Indemnification of Officers and Directors

     Our Certificate of Incorporation provides that we will indemnify any officer or director, or former officer or director, to the fullest extent permitted by law. Our Bylaws provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of our company. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's promise to repay us therefore if it is ultimately determined that any such person shall not have been entitled to indemnification.

     Involvement in Certain Legal Proceedings

     During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of our
Company:

     1. was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

     2. was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

     3.   was  subject  to any  order,  judgment  or  decree,  not  subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

     4. was found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

     Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities and Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial statements of beneficial ownership on Form 3, reports of changes in ownership on Form 4 and annual reports concerning their ownership on Form 5. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

     To the best of our knowledge, during the fiscal year ended December 31, 2004, all executive officers, directors and greater than 10% stockholders filed the required reports in a timely manner.

     Meetings and Certain Committees of the Board

     Following the change in control in August 2004, the Board of Directors held one meeting. All current directors attended at least 75% of the meetings of the Board of Directors and Board committees of which they are members. We have an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

     AUDIT COMMITTEE. The Audit Committee is currently comprised of Zhu Lian, designated financial expert, Chen Xuefeng and Xu Yunxiao, each of whom are "independent" as that term is defined under American Stock Exchange listing standards. The Audit Committee is directly responsible for the appointment, retention, compensation and oversight of the work of any registered public accounting firm employed by the company (including resolution of disagreements between enherent's management and the accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work or performing other audit, review or other attest services for enherent. Any such registered public accounting firm must report directly to the Audit Committee. The Audit Committee has the ultimate authority and responsibility to evaluate and, where appropriate, replace the registered public accounting firm. The Audit Committee did not meet during the year ended December 31, 2004.

     COMPENSATION COMMITTEE. The Compensation Committee is responsible for the administration of all salary, bonus and incentive compensation plans for our officers and key employees. The members of the Compensation Committee are Zhang Xingang, Zhao Peng and Xu Yunxiao, all of whom are "independent" directors. This Committee did not meet during the year ended December 31, 2004.

     NOMINATING AND CORPORATE GOVERNANCE COMMITTEE. The Nominating and Corporate Governance Committee is responsible for preparing a list of candidates to fill the expiring terms of directors on our Board of Directors. The committee submits the list of candidates to the Board of Directors who determines which candidates will be nominated to serve on the Board of Directors. The nominees are then submitted for election at the annual meeting of stockholders. The committee also submits to the entire Board of Directors a list of candidates to fill any interim vacancies on the Board resulting from the departure of a Board member for any reason prior to the expiration of his term. In recommending candidates for the Board of Directors, the committee keeps in mind the functions of this body. The committee considers various criteria, including the ability of the individual to meet the American Stock Exchange "independence" requirements, general business experience, general financial experience, knowledge of the company's industry (including past industry experience), education, and demonstrated character and judgment. The committee will consider director candidates recommended by a stockholder if the stockholder mails timely notice to the secretary of the corporation at its principal offices, which notice includes (i) the name, age and business address of such nominee, (ii) the principal occupation of such nominee, (iii) a brief statement as to such nominee's qualifications, (iv) a statement that such nominee consents to his or her nomination and will serve as a director if elected, (v) whether such nominee meets the definition of an "independent" director under American Stock Exchange listing standards and (vi) the name, address, class and number of shares of company stock held by the nominating stockholder. Any person nominated by a stockholder for election to the Board of Directors will be evaluated based on the same criteria as all other nominees. The committee also oversees our adherence to our corporate governance standards. The members of the committee are Xu Yunxiao, Chen Xuefeng, and Zhao Peng. The committee did not meet during 2004.

     Stockholder Communications

     The Board of Directors welcomes communications from our stockholders, and maintains a process for stockholders to communicate with the Board of Directors. Stockholders who wish to communicate with the Board of Directors may send a letter to the Chairman of the Board of Directors of Telestone Technologies Corporation, at Floor 6, Saiou Plaza, No. 5 Haiying Road, Fengtai Technology Park, Beijing, China. The mailing envelope must contain a clear notation indicating that the enclosed letter is a "Stockholder-Board Communication." All such letters should identify the author as a security holder. All such letters will be reviewed by the Chairman of the Board and submitted to the entire Board of Directors no later than the next regularly scheduled Board of Directors meeting.

     We have no policy with respect to director attendance at annual meetings.

     Compensation of Directors

     Directors were not separately compensated for their services in the year ended December 31, 2004.

     Code of Ethics

     On December 15, 2004, the Board of Directors adopted a Code of Ethics that applies to our principal executive officers, principal financial officer, principal accounting officer and any person performing a similar function with us. A copy of our Code of Ethics is posted on our website and is filed as an exhibit to this Annual Report. We will make available a copy of our Code of Ethics to any person upon request and without charge.



ITEM 10. EXECUTIVE COMPENSATION

     There  was no  officer  whose  salary  and bonus  for the  period  exceeded
$100,000.

                           Summary Compensation Table


        Name and Principal Underlying
                  Positions                Year  Salary    Bonus  Other Compensation  Options
 --------------------------------------------------------------------------------------------
Han Daqing - President & CEO               2004  $50,000  $30,000         --            --
                                           2003  $50,000  $30,000         --            --
Liu Dongping - Chief Financial Officer     2004  $25,000  $10,000         --            --
                                           2003  $25,000  $10,000         --            --
Luo Zhengbin - Chief Technology Officer    2004  $36,000  $14,000         --            --
                                           2003  $36,000  $14,000         --            --
Wang Jianjun - Vice President              2004  $30,000  $10,000         --            --
                                           2003  $30,000  $10,000         --            --


     The amounts listed in the table above were paid by Telestone, the wholly owned subsidiary of our wholly owned subsidiary SMI. While we do have employment agreements with our executive officers through Telestone, the salary for our executive officers is at the discretion of the Compensation Committee of our Board of Directors.

     We have no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but our Board of Directors may recommend adoption of one or more such programs in the future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of March 16, 2005 relating to the beneficial ownership (as defined by the rules of the Securities and Exchange Commission (the "SEC")) of shares of common stock by (i) each person who owns beneficially more than 5% of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our executive officers for the year ended December 31, 2005, and (iv) all of our executive officers and directors as a group.

                                                         Amount and Nature of Beneficial Ownership(1)
                                                         -----------------------------------------
                                                           Number                   Percent of
Name of Beneficial Owner                                   of Shares (2)            Voting Stock (3)
------------------------                                   ---------                ------------
Han Daqing                                                 3,280,000                 39.59%
Liu Dongping                                               0                           *
Luo Zhengbin                                               246,000                   2.97%
Wang Jianjun                                               328,000                     3.96%
Xu Yunxiao                                                 0                           *
Zhao Peng                                                  0                           *
Zhu Lian                                                   0                           *
Chen Xuefong                                               0                           *
Zhang Xingang                                              0                           *
Directors and executive officers as a group (9 persons)    3,854,000                   46.52%


* Less than 1%

(1) On March 16, there were 8,400,106 shares of common stock outstanding. Each person named above has sole investment and voting power with respect to all shares of the common stock shown as beneficially owned by the person, except as otherwise indicated below.
(2) Under applicable rules promulgated by the Securities and Exchange Commission ("SEC") pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), a person is deemed the "beneficial owner" of a security with regard to which the person, directly or indirectly, has or shares (a) the voting power, which includes the power to vote or direct the voting of the security, or (b) the investment power, which includes the power to dispose or direct the disposition of the security, in each case irrespective of the person's economic interest in the security. Under these SEC rules, a person is deemed to beneficially own securities which the person has the right to acquire within 60 days through (x) the exercise of any option or warrant or (y) the conversion of another security.
(3) In determining the percent of common stock owned by a person (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 8,400,106 shares of common stock outstanding on March 16, 2005 and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator include shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to a contractual relationship, our President and Chief Executive Officer, Mr. Han, holds legal title to certain property in Beijing which we use for our Beijing Branch Office. Pursuant to this agreement, we make the mortgage payment on behalf of Mr. Han in return for his irrevocable agreement to transfer title of the property to us upon the termination of the mortgage which currently encumbers the property. The monthly mortgage payment which we make on behalf of Mr. Han is approximately $3400 per month.

     By agreement dated August 23, 2004, Focus relinquished its right to receive the 25 million shares of common stock to which it was entitled under the Bankruptcy Plan in exchange for a promissory note in the principal amount of $150,000. The promissory note accrues interest at the rate of 10% per annum and is payable in full on January 1, 2005.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     Statements filed as part of this Report:

1.   Financial Statements


         See "Index to Financial Statements" on page F-1 of this Report.

     Exhibits

         The following documents are filed as exhibits herewith:

         Exhibit
         Number     Description of Exhibit
         ---------  ------------------------------------------------------------

         14.1       Code of Ethics

         31.1       Statement of Chief Executive Officer  Furnished  Pursuant To
                    Section  302 Of The  Sarbanes-Oxley  Act Of 2002,  18 U.S.C.
                    Section 1350.

         31.2       Statement of Chief Financial Officer  Furnished  Pursuant To
                    Section  302 Of The  Sarbanes-Oxley  Act Of 2002,  18 U.S.C.
                    Section 1350.

         32.1       Statement of Chief Executive Officer  Furnished  Pursuant To
                    Section  906 Of The  Sarbanes-Oxley  Act Of 2002,  18 U.S.C.
                    Section 1350.

         32.2       Statement of Chief Financial Officer  Furnished  Pursuant To
                    Section  906 Of The  Sarbanes-Oxley  Act Of 2002,  18 U.S.C.
                    Section 1350.

     Reports on Form 8-K

     The following current reports on Form 8-K were filed during the forth quarter of the year ended December 31, 2004:

o Current Report filed on October 20, 2004 to report the dismissal of Williams & Webster, P.S. as our independent auditor. This report was amended on January 20, 2005.

o Current Report filed on November 3, 2004 to report unaudited pro forma financial information of the company and SMI as a result of the August 2004 change in control.

o Current Report filed on December 17, 2004 to report the election of Chen Xuefeng and Zhang Xingang to the Board of Directors.


     There were no other reports on Form 8-K filed with the SEC during the last quarter of fiscal year ended December 31, 2004.

ITEM 14. Principal Accountant Fees and Services

     Audit Fees. The aggregate fees billed by Moore Rowland Mazars, Certified Public Accountants for professional services rendered for the audit of the company's financial statements for the fiscal year ended December 31, 2004 and for the review of the financial statements for the quarter ended June 30 and September 30, 2004 are $50,000 and $13,000 respectively. The aggregate fees billed by Williams & Webster, P.S. for professional services rendered for (i) the review of financial statements included in the Company's Forms 10-Q for the quarters ended March 31, 2004 and June 30, 2004 and (ii) the audit of the Company's financial statements for the fiscal year ended December 31, 2003 were $40,203.50 in the aggregate.

     Audit-Related Fees. There were no fees for assurance and related services by Moore Rowland Mazars, Certified Public Accountants or Williams & Webster, P.S. for the fiscal years ended December 31, 2003 and December 31, 2004.

     Tax Fees. There were no fees for tax compliance, tax advice or tax planning services by Moore Rowland Mazars, Certified Public Accountants or Williams & Webster, P.S. for the fiscal years ended December 31, 2003 and December 31, 2004.

     All Other Fees. There were no other fees for either audit-related or non-audit services billed by Moore Rowland Mazars, Certified Public Accountants or Williams & Webster, P.S. for the fiscal years ended December 31, 2003 and December 31, 2004.

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Telestone Technologies Corporation.

Dated: March 31, 2005                        By:  /s/ Han Daqing
                                             -----------------------------------
                                             Han Daqing
                                             Director,  Chief Executive Officer,
                                             President and Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:   March 31, 2005                      By:  /s/Liu Dongping
                                             -----------------------------------
                                             Liu Dongping
                                             Chief Financial Officer

Telestone Technologies Corporation


Index to Consolidated Financial Statements





Report of Independent Registered Public Accounting Firm                    F1

Consolidated Statements of Operations                                      F2

Consolidated Balance Sheets                                                F3

Consolidated Statements of Changes in Stockholders' Equity                 F4

Consolidated Statements of Cash Flows                                      F5

Notes to Consolidated Financial Statements                              F6 - F21

Report of Independent Registered Public Accounting Firm


To the Stockholders and Board of Directors
Telestone Technologies Corporation



We have audited the accompanying consolidated balance sheets of Telestone Technologies Corporation and its affiliates (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In forming our opinion, we have considered the adequacy of the disclosure made in Note 13(b) to the accompanying financial statements.







/s/ Moores Rowland Mazars
-------------------------
Moores Rowland Mazars
Chartered Accountants
Certified Public Accountants
Hong Kong

Date: March 30, 2005


Telestone Technologies Corporation

Consolidated Statements of Operations

                                                                   Years ended December 31,
                                                                  -------------------------
                                                                         2004          2003
                                                          Note        US$'000       US$'000
                                                                   ----------    ----------
Operating revenues:
    Net sales of equipment                                             17,722        15,665
    Service income                                                      2,213         1,732
                                                                   ----------    ----------

                                                                       19,935        17,397
                                                                   ----------    ----------
Operating expenses:
    Equipment and services                                             10,152         9,177
    Sales and marketing                                                 1,908         1,143
    General and administrative                                          3,163         1,056
    Research and development                                              282           235
    Depreciation and amortization                                         135           133
                                                                   ----------    ----------

Total operating expenses                                               15,640        11,744
                                                                   ----------    ----------

Operating income                                                        4,295         5,653
Interest expense                                                          (32)          (34)
Other income, net                                                         249           296
                                                                   ----------    ----------

Income before income taxes, minority interest and
extraordinary item                                                      4,512         5,915
Income taxes expenses                                     9              --           2,048
                                                                   ----------    ----------

Income before minority interest and extraordinary item                  4,512         3,867
Minority interest                                         2(c)           (368)       (1,663)
                                                                   ----------    ----------

Income before extraordinary item                                        4,144         2,204
Extraordinary gain                                        2(c)          2,773          --
                                                                   ----------    ----------

Net income                                                              6,917         2,204
                                                                   ==========    ==========

                                                                          US$           US$
Earnings per share:                                       4

Weighted average number of shares outstanding

Basic                                                               3,572,459         1,708
                                                                   ==========    ==========

Diluted                                                             3,643,136         1,708
                                                                   ==========    ==========
Net income per share of common stock

Basic:
    Income before extraordinary gain                                     1.16         1,290
                                                                   ==========    ==========

    Net income                                                           1.94         1,290
                                                                   ==========    ==========
Diluted:
    Income before extraordinary gain                                     1.14         1,290
                                                                   ==========    ==========

    Net income                                                           1.90         1,290
                                                                   ==========    ==========





The accompanying notes are an integral part of these consolidated financial statements.

Telestone Technologies Corporation

Consolidated Balance Sheets

                                                                 As of December 31,
                                                                -------------------
                                                                    2004       2003
ASSETS                                                   Note    US$'000    US$'000
Current assets:
    Cash and cash equivalents                                      2,230      1,226
    Accounts receivable                                  6        19,845      7,236
    Due from related parties                             13        1,218      1,905
    Inventories - Finished goods                                   2,502      4,556
    Prepayment                                                        95        476
    Other current assets                                             531        715
                                                                --------   --------

    Total current assets                                          26,421     16,114

Property, plant and equipment, net                        7          790        790
                                                                --------   --------

Total assets                                                      27,211     16,904
                                                                ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Debts maturing within one year                        8          605        484
    Accounts payable - Trade                                       3,952      1,115
    Customer deposits for sales of equipment                          47        152
    Due to related parties                                13       2,183      2,084
    Taxes payable                                         9        6,447      4,936
    Accrued expenses and other accrued liabilities                 1,243        350
                                                                --------   --------

    Total current liabilities                                     14,477      9,121
                                                                --------   --------

Commitments and contingencies                             15

Minority interests                                        2(c)      --        4,123
                                                                --------   --------

Stockholders' equity:
Preferred stock, US$0.001 par value, 10,000,000 shares
    authorized, no shares issued                                    --         --
Common stock and paid-in-capital, US$0.001 par value:
    Authorized - 100,000,000 shares                                 --         --
    Issued and outstanding - 8,060,106 shares as of
      December 31, 2004 and 1,708 shares as of
      December 31, 2003                                   10           8       --
    Reserved and to be issued - 150,000 shares as of
       December 31, 2004                                            --         --
Dedicated reserves                                                 1,642       --
Additional paid-in capital                                         6,300          1
Retained earnings                                                  4,784      3,659
                                                                --------   --------

    Total stockholders' equity                                    12,734      3,660
                                                                --------   --------

Total liabilities and stockholders' equity                        27,211     16,904
                                                                ========   ========


The accompanying notes are an integral part of these consolidated financial statements.


Telestone Technologies Corporation

Consolidated Statements of Changes in Stockholders' Equity
===============================================================================================================================

                                                Common stock
                                ---------------------------------------------
                                                         Reserved and to be
                                         Issued                Issued
                                ----------- ---------   ---------------------   Additional
                                  Number                  Number                 paid-in     Dedicated   Retained
                                of shares     Amount    of shares    Amount      capital     reserves    earnings       Total
                                             US$'000                 US$'000     US$'000      US$'000     US$'000      US$'000

Balance at December 31, 2002        1,708        --          --          --             1         --         1,455        1,456
Net income                           --          --          --          --          --           --         2,204        2,204
                                ---------   ---------   ---------   ---------   ---------    ---------   ---------    ---------

Balance at December 31, 2003        1,708        --          --          --             1         --         3,659        3,660
Dividend under common control        --          --          --          --          --           --        (4,150)      (4,150)
Capitalization                       --          --          --          --         2,787         --          --          2,787
Issue of shares                 4,098,292           4        --          --         3,086         --          --          3,090
Reverse merger and
   recapitalization             3,900,106           4        --          --          (204)        --          --           (200)
Issuance of stock for
   warrant exercised               60,000        --          --          --           180         --          --            180
Proceeds on issuance of
   common stock where shares
   have not been issued              --          --       150,000        --           450         --          --            450
Net income                           --          --          --          --          --           --         6,917        6,917
Transfer to dedicated
   reserves                          --          --          --          --          --          1,642      (1,642)        --
                                ---------   ---------   ---------   ---------   ---------    ---------   ---------    ---------

Balance at December 31, 2004    8,060,106           8     150,000        --         6,300        1,642       4,784       12,734
                                =========   =========   =========   =========   =========    =========   =========    =========








The accompanying notes are an integral part of these consolidated financial statements.


Telestone Technologies Corporation

Consolidated Statements of Cash Flows

                                                                        Years ended December 31,
                                                                        ------------------------
                                                                              2004         2003
                                                                           US$'000      US$'000
                                                                        ----------    ----------

Cash flows from operating activities
Net income                                                                   6,917         2,204
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                              135           133
    Provision for doubtful accounts                                          2,265          --
    Extraordinary gain (Note 2(c))                                          (2,773)         --
    Minority interests                                                         368         1,663
Changes in assets and liabilities:
    Accounts receivable                                                    (14,248)       (4,342)
    Inventories, net                                                         2,054         5,721
    Due from related parties                                                  (676)         (465)
    Prepayment                                                                 381           674
    Taxes receivable                                                          --             615
    Other current assets                                                      (442)          840
    Accounts payable                                                         1,826        (1,652)
    Due to related parties                                                     635            25
    Customer deposits for sales of equipment                                  (105)       (8,825)
    Taxes payable                                                            1,511         3,641
    Accrued expenses and other accrued liabilities                             693           119
                                                                        ----------    ----------

    Net cash provided by operating activities                                  743           351
                                                                        ----------    ----------

Cash flows from investing activities
Purchase of property, plant and equipment                                     (490)         (315)
                                                                        ----------    ----------

    Net cash used in investing activities                                     (490)         (315)
                                                                        ----------    ----------

Cash flows from financing activities
Borrowings of short-term debts                                                 605           484
Repayment of short-term debts                                                 (484)         --
Proceeds from issuance of shares                                               630          --
                                                                        ----------    ----------

    Net cash provided by financing activities                                  751           484
                                                                        ----------    ----------

Net increase in cash and cash equivalents                                    1,004           520
Cash and cash equivalents, beginning of year                                 1,226           706
                                                                        ----------    ----------

Cash and cash equivalents, end of year                                       2,230         1,226
                                                                        ==========    ==========

Supplemental disclosure of cash flow information
Cash paid during the fiscal year for:
    Income taxes                                                              --              69
    Interest expense                                                            32            34
                                                                        ==========    ==========



The accompanying notes are an integral part of these consolidated financial statements.

Telestone Technologies Corporation

Notes to Consolidated Financial Statements


1.   ORGANIZATION AND PRINCIPAL ACTIVITIES

     Telestone Technologies Corporation ("TTC" or the "Company"), formerly known as Milestone Capital, Inc. was organized under the laws of the State of Colorado in February 1987 under the name Shield Enterprises, Inc. In August 2004, the Company reincorporated in the State of Delaware under the name Telestone Technologies Corporation.

     On September 26, 2003, the Company filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of New Jersey, in Newark. Immediately prior to the reorganization (as described in Note 2 below) with Success Million International Limited ("SMI"), a company established in Hong Kong Special Administrative Region of the People's Republic of China (the
     "PRC"), on August 23, 2004, the Company had no significant business operations.

     Upon the completion of the reorganization, the Company assumed the business operations of SMI as primarily undertaken by its subsidiary, Beijing Telestone Technology Company Limited ("Beijing Telestone"), an enterprise established in Beijing, the PRC that is engaged in the business of design, development, installation and trading of wireless telecommunication coverage system equipment.


2.   REORGANIZATION

     a)   Reorganization

          On September 26, 2003, the Company filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On July 9, 2004, the First Amended Disclosure Statement (the "Disclosure Statement") and First Amended Joint Plan of Liquidation (the "Plan") were filed by the Company and the Official Committee of Unsecured Creditors.

          On August 10, 2004, the Bankruptcy Court approved the Disclosure Statement and Plan, and entered an order entitled "Order Approving Disclosure Statement and Confirming First Amended Plan of Liquidation and Authorizing and Directing Certain Actions In Connection Therewith" ("Order") on August 12, 2004. The Order provided that the property dealt with by the Plan shall be free and clear of all liens, claims, encumbrances and interests, with valid liens, claims, encumbrances and interests to attach to the proceeds of sale as set forth in the Plan.

Telestone Technologies Corporation

Notes to Consolidated Financial Statements


2.   REORGANIZATION (CONTINUED)

     a)   Reorganization (Continued)

          Pursuant to the Plan, as confirmed by the Bankruptcy Court, all prior operational assets were to be liquidated and the proceeds paid per the approved Claim Schedule, to creditors and for the administration of the estate. Pursuant to the Order, all of the property of the Company's estate vested in the Plan Trustee, free and clear of all claims, liens encumbrances, charges or other interests, and all executory contracts and unexpired leases were rejected. The Bankruptcy Court also placed an injunction against all entities that may have held, currently hold, or may hold a debt, claim or other liability or interest against the Company dischargeable upon confirmation of the Plan and permanently enjoined any action on account of such debt, claim, liability, interest or right. The Bankruptcy Court further terminated all claims arising or related to stock, stock options, stock plans for employees, officers and directors, warrants and convertible provisions within the debt instruments by creditors. The Bankruptcy Court also ordered that each common stock share of the Company be subject to a reverse split and changed into 822nd of 1 share of common stock at $0.001 par value. This became effective on August 17, 2004.

          Pursuant to the Order, the Company reincorporated in the State of Delaware under the name Telestone Technologies Corporation on August 13, 2004, by filing a Certificate of Incorporation with the State of Delaware.

     b)   Recapitalization

          Effective August 23, 2004, pursuant to the Stock Exchange & Transfer Agreement, TTC merged with an operating entity, SMI, resulting in the stockholders and management of SMI having actual and effective control of TTC.

          For accounting purposes, the transaction has been treated as a recapitalization of SMI with TTC being the legal survivor and SMI being the accounting survivor and the operating entity. That is, the historical financial statements prior to August 23, 2004 are those of SMI, even though they are labeled as those of TTC.

          The recapitalization transaction was effected by issuing of 4,100,000 shares of its common stock of the Company to the stockholders of SMI, in exchange for 24,010,000 outstanding shares of SMI. As a result of the exchange, TTC held 100% of the issued and outstanding shares of SMI and SMI became a wholly-owned subsidiary of TTC.

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

Telestone Technologies Corporation

Notes to Consolidated Financial Statements


2.   REORGANIZATION (CONTINUED)

     c)   Merger under common control

          Pursuant to an agreement entered into between SMI and Mr. Daqing Han (Mr. Han"), the majority owner who owns a 57% interest in Beijing Telestone, and other owners of Beijing Telestone on March 6, 2004, SMI consummated a merger with Beijing Telestone, and paid US$3,169,000, to all owners of Beijing Telestone, in exchange for all of their interests in Beijing Telestone ("the Agreement"). Beijing Telestone was established as a PRC company with limited liabilities on October 27, 1997.

          On March 23, 2004, Beijing Sino-foreign Investment Bureau (the "Bureau") approved the transfer of interests and the application for the change of Beijing Telestone's status to a wholly-owned foreign investment enterprise ("WOFIE") with limited liabilities. Upon granting WOFIE status and completion of the Agreement, the operating period of Beijing Telestone was for an initial term of 20 years until April 12, 2024 and SMI became the registered controlling stockholder of Beijing Telestone.

          Consistent with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" states that transfers of net assets or exchanges of equity interests between entities under common control do not constitute business combinations. Because SMI and Beijing Telestone were beneficially majority owned by the same individual, Mr. Han, immediately before and after the combination, the Agreement has been accounted for as a combination of entities under common control on a historical cost basis in a manner similar to a pooling of interests.

          When the manner similar to pooling of interests method is used, it is necessary to present the financial position and results of operations of SMI and Beijing Telestone as if they had always been combined. Emerging Issues Task Force ("EITF") No. 90-5, "Exchanges of Ownership Interests between Entities under Common Control" states that any difference between nonstock consideration paid for the assets acquired and the historical cost of such assets to the controlling stockholder, Mr. Han, would be recorded as a dividend or a capital contribution, as appropriate. This would lead to a combination in which the original retained earnings were preserved. Accordingly, the difference between the nonstock consideration exchanged and the net carrying value of interest in Beijing Telestone was treated as dividend (US$4,150,000) to the controlling stockholder of both companies (i.e., SMI and Beijing Telestone), Mr. Han. The said dividend of US$4,150,000 as a result of combination under common control was offset against the amounts due from the principal stockholder, Mr. Han, arising from the transaction and remaining balance (US$2,787,000) was credited to Additional Paid-in Capital.

Telestone Technologies Corporation

Notes to Consolidated Financial Statements



2.   REORGANIZATION (CONTINUED)

     c)   Merger under common control (Continued)

          SMI acquired Beijing Telestone in which its controlling stockholder, Mr. Han, has an interest, the portion of the acquired entity owned by Mr. Han (i.e., 57%) should be recorded at historical cost. According to FASB Technical Bulletin No. 85-5, "Issues Relating to Accounting for Business Combinations", any additional interest in the entity that is acquired from noncontrolling stockholders (i.e., 43%) should be accounted for by the purchase method under SFAS No. 141 "Business
          Combinations".  When  preparing  the  restated,  historical  financial statements for the combined entities under common control, the ownership interests held by investors other than the control stockholder, Mr. Han, are reflected as a minority interest until the date acquired (i.e., March 6, 2004) and the restatement period should be limited to only those periods during which the entities were under common control.

          The excess of acquired net assets of Beijing Telestone over the cost of the acquired entity was first allocated to reduce property, plant and equipment and the remaining excess (US$2,773,000) was recognized as an extraordinary gain as described in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions".


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Accounting Principles
     The consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America ("USGAAP").

     Basis of combination
     The consolidated financial statements include the accounts of TTC and its subsidiaries. All significant intercompany accounts and transactions have been eliminated upon combination.

     Revenue recognition
     Net sales of equipment represent the invoiced value of goods, net of value-added tax ("VAT") and returns. The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. Service revenue is recognized when the service is performed and accepted by the customer. The Company has a policy of including handling costs incurred for finished goods, which are not significant, in the sales and marketing expenses.

     The Company provides installation services for certain sales of equipment under fixed-price contracts. In connection with these contracts, the Company follows the guidance contained in AICPA Statement of Position ("SOP") 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts."

Telestone Technologies Corporation

Notes to Consolidated Financial Statements



3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Revenue recognition (Continued)
     Revenues from these fixed-price service contracts are recognized on the completed-contract method. Under the completed-contract method, revenue and costs of individual contracts are included in operations in the year during which they are completed. Losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. This method is used because the contract is completed within a short period of time, and financial position and results of operations do not vary significantly from those that would result from use of the percentage-of-completion method. A contract is considered completed upon completion of all essential contract work and the installation has been accepted by the customer.

     Service costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made, if any, in the period in which such losses are determined.

     Research and development
     All costs of research and development activities are expensed as incurred.

     Income taxes
     Provision for income and other related taxes have been provided in accordance with the tax rates and laws in effect in the PRC.

     Income tax expense is computed based on pre-tax income included in the consolidated statement of operation. Income taxes have been provided, using the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases assets and liabilities and their reported amounts. The tax consequences of those differences are classified as current or non-current based upon the classification of the related assets or liabilities in the consolidated financial statements.


     Inventories
     All inventories are stated at the lower of weighted average cost or market. Potential losses from obsolete and slow-moving inventories are provided for when identified.

Telestone Technologies Corporation

Notes to Consolidated Financial Statements



3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Property, plant and equipment
     Property, plant and equipment are stated at original cost less accumulated depreciation and amortization.

     The cost of an asset comprises its purchase price and any directly attributable costs of bringing the asset to its present working condition and location for its intended use. Expenditures incurred after the assets have been put into operation, such as repairs and maintenance, overhaul and minor renewals and betterments, are normally charged to operating expenses in the period in which they are incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the assets, the expenditure is capitalized.

     When assets are sold or retired, their costs and accumulated depreciation are eliminated from the consolidated financial statements and any gain or loss resulting from their disposal is recognized in the year of disposition as an element of other income, net.

     Depreciation is provided to write off the cost of property, plant and equipment using the straight-line method at rates based on their estimated useful lives from the date on which they become fully operational and after taking into account their estimated residual values.

     Accounting for the impairment of long-lived assets
     The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     Operating leases
     Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Rental receivables and payables under operating leases are recognized as income and expenses respectively on the straight-line basis over the lease terms.

Telestone Technologies Corporation

Notes to Consolidated Financial Statements



3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Foreign currency translation
     The Company considers Renminbi as its functional currency as a substantial portion of the Company's business activities are based in Renminbi. However, the Company has chosen the United States dollar as its reporting currency.

     Transactions in currencies other than the functional currency during the year are translated into the functional currency at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at the applicable rates of exchange in effect at the balance sheet date. Exchange gains and losses are recorded in the consolidated statements of operations.

     For translation of financial statements into the reporting currency, assets and liabilities are translated at the exchange rate at the balance sheet date, equity accounts are translated at historical exchange rates, and revenues, expenses, gains and losses are translated at the weighted average rates of exchange prevailing during the period.

     Translation adjustments resulting from this process are recorded in accumulated other comprehensive income (loss) within stockholders' equity. No other comprehensive income for foreign currency translation was recorded for the years ended December 31, 2004 and 2003 because the Renminbi was pegged at a constant rate to the United States dollar at all times during both years.

     Use of estimates
     The preparation of the consolidated financial statements in conformity with USGAAP requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reported periods. Actual amounts could differ from those estimates. Estimates are used for, but not limited to, the accounting for certain items such as allowance for doubtful accounts, depreciation and amortization, inventory allowance, taxes and contingencies.

     Allowance for doubtful accounts
     Accounts receivable are stated at the amount billed to customers. The Company recognizes an allowance for doubtful accounts to ensure trade and other receivables are not overstated due to uncollectibility. The Company's estimate is based on a variety of factors, including historical collection experience, existing economic conditions and a review of the current status of the receivable. Accounts receivable are presented net of an allowance for doubtful accounts of US$1,639,000 and US$Nil as of December 31, 2004 and 2003 respectively. Other receivables are presented net of allowance for doubtful accounts of US$626,000 and US$Nil as of December 31, 2004 and 2003 respectively.

Telestone Technologies Corporation

Notes to Consolidated Financial Statements


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Excess of fair value of acquired net assets over cost The sum of the amounts assigned to assets acquired and liabilities assumed that exceeds the cost of the acquired entity are allocated as a pro rata reduction of the amounts that otherwise would have been assigned to all of the acquired assets except (a) financial assets other than investments accounted for by the equity method, (b) assets to be disposed of by sale, (c) deferred tax assets, (d) prepaid assets relating to pension or other post-retirement benefit plans, and (e) any other current assets. If any excess remains after reducing to zero the amounts that otherwise would have been assigned to those assets, that remaining excess shall be recognized as an extraordinary gain as described in paragraph 11 of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The extraordinary gain is recognized in the period in which the business combination is completed unless the combination involves contingent consideration that, if paid or issued, would be recognized as an additional element of cost of the acquired entity. If an extraordinary gain is recognized before the end of the period, any subsequent adjustments to that extraordinary gain that result from changes to the purchase price allocation shall be recognized as an extraordinary item. As a result, the excess of acquired net assets of Beijing Telestone over the cost of investment of SMI are allocated as a reduction of the property, plant and equipment to zero and the remaining excess (US$2,773,000) are recognized as an extraordinary gain.

     Related parties
     Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

     Recently issued accounting standards
     There are no new accounting pronouncements for which adoption is expected to have a material effect on the Company's financial statements.


4.   EARNINGS PER SHARE

     Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding during each period as restated as a result of the recapitalization and reverse split, as described in Note 2.

     The 1,708 and 4,098,292 shares issued in connection with the recapitalization were included in the computation of earnings per share as if outstanding at the beginning of each period presented and at the date of issue of 24,000,000 shares of SMI respectively. In addition, 100,106 shares, being the outstanding stock of TTC as of August 23, 2004, were treated as issued on August 23, 2004

     Diluted earnings per share is computed based on net income for the periods presented attributable to shareholders based on the weighted average number of common stock outstanding during the periods presented, adjusted for the effect of the dilutive common stock equivalents outstanding during the periods presented. The dilutive effect of warrants to purchase common stock which were outstanding during the period is reflected in diluted earnings per share by application of the treasury stock method.


Telestone Technologies Corporation

Notes to Consolidated Financial Statements


5.   OPERATING RISKS

     (a)  Concentration of major customers and suppliers

                                                                   Year ended December 31,
                                                                   -----------------------
                                                                        2004          2003
                                                                     US$'000       US$'000
          Major customers with revenues of more than 10% of the
             Company's sales
               Sales to major customers                               17,587        16,567
               Percentage of sales                                        88%           95%
               Number                                                      2             2
                                                                   =========     =========


          Major suppliers with purchases of more than 10% of the
             Company's purchases
               Purchases from major suppliers                          4,597         2,800
               Percentage of purchases                                    80%           71%
               Number                                                      3             3
                                                                   =========     =========

          Accounts receivable related to the Company's major customers comprised 87% of all account receivables as of December 31, 2004.

          Credit risk represents the accounting loss that would be recognized at the reporting date if counter parties failed to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The major concentrations of credit risk arise from the Company's accounts receivable. Even though the Company has major concentrations, it does not consider itself exposed to significant risk with regards to the related receivables.

     (b)  Country risks

          The Company may also be exposed to the risks as a result of its sales operation being primarily in the PRC. These include risks associated with, among others, the political, economic and legal environmental and foreign currency exchange. The Company's results may be adversely affected by change in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. The Company's management does not believe these risks to be significant. There can be no assurance, however, those changes in political and other conditions will not result in any adverse impact.

     (c)  Cash and time deposits

          The Company mainly maintains its cash balances with various banks located in the PRC. In common with local practice, such amounts are not insured or otherwise protected should the financial institutions be unable to meet their liabilities. There has been no history of credit losses. There are neither material commitment fees nor compensating balance requirements for any outstanding loans of the Company.

Telestone Technologies Corporation

Notes to Consolidated Financial Statements


6.   ACCOUNTS RECEIVABLE

                                                             As of December 31,
                                                             ------------------
                                                                2004       2003
                                                             US$'000    US$'000

     Completed contracts                                      20,217      6,837
     Retentions                                                1,267        399
                                                             -------    -------

                                                              21,484      7,236

     Allowance for doubtful accounts                           1,639       --
                                                             -------    -------

                                                              19,845      7,236
                                                             =======    =======

     Of the retentions balance as of December 31, 2004 and 2003, approximately US$449,000 and US$51,000 respectively are expected to be collected after one year.


7.   PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant and equipment is summarized as follows:

                                    Estimated useful life
                                        (in years)           As of December 31,
                                                             -------------------
                                                                2004       2003
                                                             US$'000    US$'000

     Buildings                             30                    177        311
     Leasehold improvement                  5                     95         30
     Plant and machinery                    5                    272        143
     Office equipment                       5                    369        413
     Motor vehicles                         5                    161        170
                                                             -------    -------

                                                               1,074      1,067
     Accumulated depreciation                                   (284)      (277)
                                                             -------    -------

                                                                 790        790
                                                             =======    =======

Telestone Technologies Corporation

Notes to Consolidated Financial Statements


8.   DEBTS MATURING WITHIN ONE YEAR

     Debts maturing within one year represent mainly short-term bank loans and are summarized as follows:

                                                  Weighted-    Outstanding debts
                                                    average      maturing within
                                             interest rates             one year
                                          -----------------    -----------------
                                                          %              US$'000
     As of December 31,
         2003                                          6.37                  484
         2004                                          6.37                  605

     Interest is at market rates. The short-term loans were collateralized by the personal guarantee provided by a director, Mr. Han and pledged trade receivables amounting to US$1,586,000 as of December 31, 2004. As of December, 31, 2003, the short-term loans were collateralized by the personal guarantee provided by Mr. Han.


9.   TAXATION

     TTC and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which each entity is domiciled.

     As of December 31, 2003 TTC had a net operating loss carry-forward for income tax reporting purposes of approximately US$12,100,000 that might be offset against future taxable income. These net operating loss carryforwards are severely limited when the Company experiences a change in control. Therefore, following the recapitalization previously mentioned, the amount available to offset future taxable income is limited. No tax benefit has been reported in the financial statements, because the Company believes that it is more likely than not that the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

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

     All of the Company's income is generated in the PRC by Beijing Telestone and is subject to PRC income taxes at a rate of 33%. Since Beijing Telestone has registered as a wholly-owned foreign investment enterprise ("WOFIE"), it is subject to tax laws applicable to WOFIE in the PRC and is fully exempt from the PRC enterprise income tax of 33% for two years followed by a 50% reduction for the next three years, commencing with fiscal year 2004.

Telestone Technologies Corporation

Notes to Consolidated Financial Statements



9.       TAXATION (CONTINUED)

         Income tax expense is comprised of:
                                                        Years ended December 31,
                                                        ------------------------
                                                              2004          2003
                                                           US$'000       US$'000

     Current tax:
     Charge for the year                                      --           2,048
                                                        ==========    ==========


     The reconciliation of PRC statutory income to the effective income tax rate based on income stated in the statements of operations is as follows:

                                                        Years ended December 31,
                                                        ------------------------
                                                              2004          2003
                                                                 %             %

     Statutory rate                                             33            33
     Non-deductible activities                                --               2
     Tax holiday                                               (33)         --
                                                        ----------    ----------

     Effective tax rate                                       --              35
                                                        ==========    ==========

Telestone Technologies Corporation

Notes to Consolidated Financial Statements


10.  COMMON STOCK

     As of December 31, 2004, the authorized capital of the Company is 110,000,000 shares with 100,000,000 being shares of common stock with a par value of $0.001, and 10,000,000 being shares of preferred stock with a par value of $0.001.

     As described in Note 2(b), on August 23, 2004, the Company issued 4,100,000 shares of its common stock to the stockholders of SMI, in exchange for 24,010,000 outstanding shares of SMI. Immediately, after giving effect to the Exchange, the Company had 4,200,106 shares of its common stock issued and outstanding.

     As part of the reorganization, the Company issued an aggregate of 3,800,000 shares of common stock and 950,000 warrants, upon conversion of indebtedness in the principal amount of $50,000 which was originally due and payable on or before January 1, 2005 for the rights attributable to the March 24, 2004 advance by fourteen creditors. Each warrant entitles the holders to purchase one share at a price of $3.00 per share for a period from August 20, 2004 to March 24, 2009. In consideration of the cancellation by one of the afore-mentioned creditors of her right to receive 200,000 shares and 50,000 warrants, the Company issued a note payable in the principal amount of $50,000 due and payable on or before January 1, 2005 and accruing interest at the rate of 10% per annum. In addition, a note for $150,000 which is due and payable on or before January 1, 2005 at the interest rate of 10% per annum was issued to Focus Tech Investments Inc. in consideration for relinquishing its right to receive 24 million shares of stock as a result of its $65,000 investment in the Company as part of the bankruptcy proceeding. The warrants were valued using the Black-Scholes option valuation model and were determined to have no value. Thus no value has been assigned on them.

     On October 29, 2004, warrants to purchase 60,000 shares of common stock were exercised for total proceeds of US$180,000.

     On December 21, 2004, the Company reserved to issue 150,000 shares of common stock, par value US$0.001, in connection with the exercising of warrant with proceeds of US$45,000. Such shares were issued in January 2005.

     The Company had 8,060,106 and 1,708 shares of common stock outstanding as of December 31, 2004 and 2003 respectively and 740,000 and 0 warrants outstanding as of December 31, 2004 and 2003 respectively.

Telestone Technologies Corporation

Notes to Consolidated Financial Statements


11.  DISTRIBUTION OF INCOME

     The Company's income is substantially contributed by Beijing Telestone,a company registered in the PRC. Income of Beijing Telestone is distributable to its stockholders after transfer to dedicated reserves as required under its articles of association and relevant PRC rules and regulations.

     Prior to the re-organization to a WOFIE, dedicated reserves of Beijing Telestone include a statutory surplus reserve and a statutory public welfare fund. In accordance with the relevant PRC Companies Law and rules and regulations, it is required to transfer amounts equal to at least 10% and 5% of its after-tax income to the statutory surplus reserve and statutory public welfare fund, respectively.

     The statutory surplus reserve can only be utilized to offset prior years' losses or for capitalization as paid-in capital, whereas the statutory public welfare fund shall be utilized for collective staff welfare benefits such as building staff quarters or housing. No distribution of the remaining reserves shall be made other than on liquidation of Beijing Telestone.

     Since Beijing Telestone has registered as a WOFIE, in accordance with its Articles of Association and the relevant PRC regulations, it is required to appropriate to a general reserve fund an amount not less than 10% of the amount of after-tax income and a staff welfare and bonus fund an amount to be determined by the directors.

     The general reserve fund can be used to make good losses in previous years. The staff welfare and bonus fund, which is to be used for the welfare of the staff and workers of the subsidiary, is of a capital nature.

     As described in Note 2(c) above, the excess of consideration of US$4,150,000 for the transfer of the interest in Beijing Telestone over the net carrying value of Beijing Telestone was treated as dividend to the common control owner, Mr. Han. The said dividends have been charged to retained earnings.


12.  PENSION COSTS

     As stipulated by PRC regulations, the Company maintains a defined contribution retirement plan for all of its employees who are residents of the PRC. All retired employees of the Company are entitled to an annual pension equal to their basic annual salary upon retirement. The Company contributed to a state sponsored retirement plan approximately 20% of the basic salary of its employees and has no further obligations for the actual pension payments or post-retirement benefits beyond the annual contributions. The state sponsored retirement plan is responsible for the entire pension obligations payable to all employees.

     The pension expense for the years ended December 31, 2004 and 2003 was US$49,000 and US$25,000 respectively.

Telestone Technologies Corporation

Notes to Consolidated Financial Statements


13.  RELATED PARTY TRANSACTIONS

     Summary of related party transactions
                                                            As of December 31,
                                                        ------------------------
                                                              2004          2003
                                                           US$'000       US$'000

     Due from related parties
     A director (Note (a))                                    --           1,714
     Other employees (Note (a))                                 38           191
     Ex-stockholders of SMI (Note (b))                       1,180          --
                                                        ----------    ----------

                                                             1,218         1,905
                                                        ==========    ==========

     Due to related parties
     Directors (Note (a))                                      925         2,068
     Other employees (Note (a))                               --              16
     Ex-stockholders of Beijing Telestone (Note (b))         1,258          --
                                                        ----------    ----------

                                                             2,183         2,084
                                                        ==========    ==========

     Guarantors of short term loans
     A director                                                605           484
                                                        ==========    ==========


                                                        Years ended December 31,
                                                        ------------------------
                                                              2004          2003
                                                           US$'000       US$'000
     A company controlled by a director
     - Purchase of finished goods                            2,360         1,816
                                                        ==========    ==========

      Note:

     (a) The amounts due from/to directors and employees represent unsecured advances made to those parties from time to time. These amounts are interest free and repayable on demand.

     (b) The amounts due to ex-stockholders of Beijing Telestone of US$1,258,000 represent the consideration arising from the consummation of the business combination as mentioned in Note 2(c). The ex-stockholders of SMI had represented that they had fully settled the amount with the ex-stockholders of Beijing Telestone and also undertaken to fully indemnify SMI against any claims from the ex-stockholders of Beijing Telestone (the "Undertaking"). However, an ex-stockholder of Beijing Telestone has initiated arbitration against SMI alleging that the consideration amount has not been settled. The amounts due from the ex-stockholders of SMI thus represent the amounts recoverable from those who have indemnified the Company from such claims and which will become due if the outcome of the abovementioned arbitration is not in favor of the Company.

Telestone Technologies Corporation

Notes to Consolidated Financial Statements


14.  REPORT ON SEGMENT INFORMATION

     The gross revenue and income of the Company are substantially contributed by Beijing Telestone, which operates in a single business segment that includes the design, development and installation of telecommunication products for sale to mobile telecommunication operators in the PRC. As of December 31, 2004, the Company is organized and operates in one business segment, providing service of design development and installation of telecommunication products. Two PRC customers represented 71% and 17% of total revenue for the year ended December 31, 2004. Two PRC customers represented 85% and 10% of total revenue for the year ended December 31, 2003.

     Its  products  and  services  are only  sold  and  rendered  to the  mobile
     telecommunication   operators  in  the  PRC,  so  no  geographical  segment
     information is presented.


15.  COMMITMENTS AND CONTINGENCIES

     a)   Operating lease expense

          The Company leases certain staff quarters and office premises under non-cancelable operating leases. Rental expenses under operating leases for the year ended December 31, 2004 and 2003 were US$202,000 and US$126,000 respectively.

          The following table summarizes the approximate future minimum rental payments under non-cancelable operating leases in effect as of December 31, 2004 and 2003:

                                                              As of December 31,
                                                              ------------------
                                                                 2004       2003
                                                              US$'000    US$'000

           2004                                                  --          205
           2005                                                   169         34
           2006                                                   112          1
           Thereafter                                              45       --
                                                              -------    -------

     Total                                                        326        240
                                                              =======    =======

Telestone Technologies Corporation

Notes to Consolidated Financial Statements



15.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

     b)   Contingencies

          The Company recognizes its revenue upon the completion of contract and has made full tax provision in accordance with relevant national and local laws and regulations of the PRC. A contract is considered completed upon completion of all essential contract work and the installation has been accepted by the customer. It is the common practice in the PRC that invoices are not issued to customers until payments are received. The Company follows the practice of reporting its revenue for PRC tax purposes when invoices are issued. All unbilled revenue will become taxable when invoices are issued. For PRC tax reporting purpose, the Company recognized revenue on an "invoice basis" instead of when goods are delivered and services are rendered. This is not in strict compliance with the relevant laws and regulations. Accordingly, despite the fact that the Company has made full tax provision in the financial statements, the Company may be subject to a penalty for the deferred reporting of tax obligations. The exact amount of penalty cannot be estimated with any reasonable degree of certainty. The board of directors considers it is unlikely that the tax penalty will be imposed.