Form 10KSB/A
period 2004-12-31
TELESTONE TECHNOLOGIES CORP
filed 2005-04-01
CIK 817129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

As of March 16, 2005, 8,400,106 shares of the Issuer's $0.001 par value common stock were outstanding and the aggregate market value of the shares held by non-affiliates was approximately $23,867,056 based upon a closing bid price on March 16, 2005 of $5.25 per share of common stock on the OTC Bulletin Board. [GRAPHIC OMITTED][GRAPHIC OMITTED] Form 10-KSB

PART I.........................................................................2
   ITEM 1.  BUSINESS...........................................................2
   ITEM 2.  PROPERTIES........................................................13
   ITEM 3.  LEGAL PROCEEDINGS.................................................13
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............13
PART II.......................................................................13
   ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS ..............................................13
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION OR PLAN OF OPERATIONS...................................15
   ITEM 7.  FINANCIAL STATEMENTS..............................................24
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE...............................24
   ITEM 8A. CONTROLS AND PROCEDURES...........................................24
   ITEM 8B. OTHER INFORMATION.................................................24
PART III......................................................................25
   ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
            COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.25
   ITEM 10. EXECUTIVE COMPENSATION............................................29
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT....................................................29
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................30
   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..................................30
   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES............................31

     The registrant hereby files this amendment to its Annual Report as its EDGAR filing agent inadvertently filed the incorrect version of the report. There are no material changes to the legal disclosure or financial statements contained in the original filing.


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

     We have registered our corporate logo as a trademark with China's Trademark Office. The corporate logo depicts our name in English as well as Mandarin Chinese. China's trademark law utilizes a "first-to-file" system for obtaining trademark rights. As a result, the first applicant to file an application for registration of a mark will preempt all other applicants. Prior use of unregistered marks, except "well known" marks, is generally not a basis for legal action in China. We may not be able to successfully defend or claim any legal rights in any trademarks for which we apply in the future.

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

     Special Note Regarding Forward-Looking Statements

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

     A former stockholder of Telestone has initiated arbitration proceedings in the People's Republic of China against SMI alleging the failure of SMI to settle the payment of the consideration owed to said stockholder as a result of the transaction pursuant to which SMI acquired all of the outstanding share capital of Telestone. The value of the above claim is approximately $1.2 million. Management believes that the claim is without merit and will be resolved in SMI's favor during fiscal 2005.

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

     The following table sets forth the quarterly average high and low bid prices per share for the common stock for the past two years:


 Fiscal Year Ended                 Common Stock
 December 31, 2003               High         Low
 --------------------------------------------------

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

     Outstanding Options, Conversions, and Planned Issuance of Common Stock. Except as hereinafter set forth, there are no warrants or options outstanding to acquire any additional shares of common stock. In August 2004, warrants to purchase an aggregate of 1,000,000 shares or our common stock at an excessive price of $3.00 per share were issued to 14 of our creditors under the Plan. The warrants expire March 24, 2009. As of the date of this Annual Report, warrants to purchase 475,000 shares of our common stock have been exercised, resulting in proceeds of $1,425,000.

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

     RECAPITALIZATION

     Effective August 23, 2004, pursuant to the Exchange Agreement, we effected a combination transaction resulting in the stockholders and management of SMI having actual and effective control of the company.

     For accounting purposes, the transaction has been treated as a recapitalization of SMI with us being the legal survivor and SMI being the accounting survivor and the operating entity. That is, the historical financial statements prior to August 23, 2004 are those of SMI, even though they are labeled as those of the company.

     The recapitalization transaction was effected by issuing of 4,100,000 shares of our common stock to the stockholders of SMI in exchange for 24,010,000 outstanding shares of SMI. As a result of the exchange, we received 100% of the issued and outstanding shares of SMI and SMI became our wholly-owned subsidiary.

     Retained earnings of the accounting survivor, SMI, are carried forward after the recapitalization. Operations prior to the recapitalization are those of the accounting survivor, SMI. Earnings per share for periods prior to the recapitalization are restated to reflect the equivalent number of shares. Upon completion of the transaction, the financial statements became those of the operating company, with adjustments to reflect the changes in equity structure and receipt of the assets/liabilities of the Delaware company. Accordingly, our stockholders' equity as of December 31, 2003 has been recapitalized and restated.

     MERGER UNDER COMMON CONTROL

     On March 6, 2004, pursuant to an agreement entered into between SMI and Mr. Daqing Han (Mr. Han"), the then majority owner, with a 57% interest, of Telestone, and other owners of Telestone, SMI consummated a merger with Telestone, and paid US$3,169,000, to all owners of Telestone, in exchange for all of their interests in Telestone. Telestone was established as a PRC company with limited liabilities on October 27, 1997.

     On March 23, 2004, Beijing Sino-foreign Investment Bureau (the "Bureau") approved the transfer of interests and the application for the change of Telestone's status to a wholly-owned foreign investment enterprise ("WOFIE") with limited liabilities. Upon granting WOFIE status and completion of the transaction, the operating period of Telestone was for an initial term of 20 years until April 12, 2024 and SMI became the registered controlling stockholder of Telestone.

     Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" states that transfers of net assets or exchanges of equity interests between entities under common control do not constitute business combinations. Because SMI and Telestone were beneficially majority owned by the same individual, Mr. Han, immediately before and after the combination, the transaction has been accounted for as a combination of entities under common control on a historical cost basis in a manner similar to a pooling of interests.

     When the manner similar to pooling of interests method is used, it is necessary to present the financial position and results of operations of SMI and Telestone as if they had always been combined. Emerging Issues Task Force ("EITF") No. 90-5, "Exchanges of Ownership Interests between Entities under Common Control" states that any difference between nonstock consideration paid for the assets acquired and the historical cost of such assets to the controlling stockholder, Mr. Han, would be recorded as a dividend or a capital contribution, as appropriate. This would lead to a combination in which the original retained earnings were preserved. Accordingly, the difference between the nonstock consideration exchanged and the net carrying value of interest in Telestone was treated as a dividend (US$4,150,000) to the controlling stockholder of both companies (SMI and Telestone), Mr. Han. The dividend of US$4,150,000, as a result of combination under common control, was offset against the amounts due from the principal stockholder, Mr. Han, arising from the transaction and remaining balance (US$2,787,000) was credited to Additional Paid-in Capital.

     SMI acquired Telestone in which its controlling stockholder, Mr. Han, has an interest, the portion of the acquired entity owned by Mr. Han (57%) should be recorded at historical cost. According to FASB Technical Bulletin No. 85-5, "Issues Relating to Accounting for Business Combinations", any additional interest in the entity that is acquired from non-controlling stockholders (i.e., 43%) should be accounted for by the purchase method under SFAS No. 141 "Business Combinations". When preparing the restated, historical financial statements for the combined entities under common control, the ownership interests held by investors other than the control stockholder, Mr. Han, are reflected as a minority interest until the date acquired (March 6, 2004) and the restatement period should be limited to only those periods during which the entities were under common control.

     The excess of acquired net assets of Telestone over the cost of the acquired entity was first allocated to reduce property, plant and equipment and the remaining excess (US$2,773,000) was recognized as an extraordinary gain as described in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions".

     BUSINESS OPERATIONS

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

     During the fiscal years ended December 31, 2001, 2002, 2003 and 2004, sales made by Telestone to China Mobile were $1,691,000, $3,643,000, $1,757,000 and $ 3,357,000, respectively, accounting for 19%, 31%, 10% and 17%, of our revenue for these periods, respectively. Sales to China Unicom during the same periods were $4,973,000, $6,865,000, $14,785,000 and $14,,230,000, respectively, accounting for 56%, 58%, 85% and 71% of our revenue, respectively. Sales to China Telecom during 2004 were $1,770,000, accounting for 8.9% our revenue. In 2004, sales to China Netcom were $325,000, accounting for 1.6% of our revenue, respectively. Revenues derived from our relationship with China Unicom decreased as a result of the slow down by China Unicom in the expansion of their 2G network in anticipation of the issuance of 3G licenses by the PRC.

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
--------------------- ------------- ------------- ------------- ------------- ------------- -------------

     Our revenue for the year ended December 31, 2004 was $19,935,000, representing an increase of approximately 14.59% from the previous year. Sales of equipment for the year ended December 31, 2004 were $17,722,000, representing an increase of approximately 13.13% from the previous year. Service income for the year ended December 31, 2004 was $2, 213, 000, representing an increase of 27.77% from the previous year. Those increases were mainly attributable to overall increases in wireless coverage capital expenditures incurred by the mobile operators to improve the quality of their mobile networks, thereby providing better services to the mobile subscribers amid fierce competition. The increase was also attributable to new PHS network construction and network optimization introduced by China Telecom and China Netcom. Revenues from China Telecom and China Netcom contributed $2,094,000 to our total revenue in 2004.

     Revenue segmentation. Revenue generated from China Unicom accounted for 71.38% of our revenue in 2004, down from 85.13% in 2003. Revenue generated from China Mobile accounted for 16.84% of our revenue in 2004, up from 10.10% in 2003. Sales to agents and system integrators accounted for 1.27% of our revenue in 2004, down from 4.77% in 2003. With the recent developments in the Chinese PHS network construction and network optimization, we reported aggregate revenues of $2,094,000, or 10.51% of total revenue, from China Telecom and China Netcom for the year ended December 31, 2004.



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

     We intend to take the following measures to reduce our costs:

     o    reduce purchasing costs through increased scale of operations; and

     o    decrease the use of raw materials through system design optimization.

     Net income. Our consolidated net income increased 213.84% to $6,917,000 for the year ended December 31, 2004 as compared to $2,204,000 for the prior year period. This increase is attributable to an increase in revenues of 14.59% in 2004 as compared to 2003, and an extraordinary gain resulting from our reverse merger transaction discussed above under "Merger Under Common Control".

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

     General and Administrative. General and administrative expenses were $3,163,000 or 15.87% of our revenues for the year ended December 31, 2004, as compared to $1,056,000, or 6.07% of revenues in the prior year period, representing an increase of 199.53% from the prior year period. The major reason for the increase was due to allowances for doubtful accounts of $2,265,000 taken in fiscal 2004. Allowances for doubtful accounts on accounts receivable and other receivables of $1,639,000 and $626,000, respectively, were taken in fiscal 2004. Historically, no significant bad debts were experienced, but the allowances were made in view of the significant amounts involved and the long outstanding period of the receivables. We have critically assessed the recoverability of accounts receivable on an individual customer basis. Allowances were made in the receivables aged over 12 months with no significant payments during the year and no contract in hand. Not taking into account the allowance for doubtful debts, the general and administrative expenses were $898,000, representing a 14.96% decline from 2003, which is the result of effective of cost controls implemented in 2004.

     Research and Development. Research and development expenses were $282,000, or 1.41% of revenues for the year ended December 31, 2004, as compared to $235,000, or 1.35% of revenues in the prior year period. The main reason for this is that in fiscal 2004 we put more investment in R&D to maintain our perceived competitive advantage.

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

     Inventory turnover period for the year ended December 31,2004 was 127 days compared to 295 days for the prior year period. Management strives to keep inventories at the most efficient level and not to occupy surplus capital. We manage to sell slow moving inventories after modification and keep the new inventories at the most efficient level possible. These strategies result in lower inventory turnover.

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

     Our trading terms with our customers are mainly on credit. The credit period is generally for a period of less than one year. The accounts receivable turnover period for the year ended December 31, 2004 was 363 days compared to 152 days for the year ended December 31, 2003. The longer turnover period and significant increase in the accounts receivable are mainly due to the mobile operators' decision to change their settlement policy. Owing to the keen competition in market of wireless telecommunication coverage system services, more wireless telecommunication coverage system service providers are available in the market since 2003. Mobile operators have stronger bargaining power in the negotiation of payment terms. Mobile operators currently make partial payments after the completion of a contract, with additional credit terms, rather than payment in advance as in fiscal 2003 and before.

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

                          Summary Compensation Table


        Name and Principal Underlying                                 Other
                  Positions                Year  Salary    Bonus   Compensation      Options
 --------------------------------------------------------------------------------------------
Han Daqing - President & CEO               2004  $50,000  $30,000         --            --
                                           2003  $50,000  $30,000         --            --
Liu Dongping - Chief Financial Officer     2004  $25,000  $10,000         --            --
Luo Zhengbin - Chief Technology Officer    2004  $36,000  $14,000         --            --
                                           2003  $36,000  $14,000         --            --
Wang Jianjun - Vice President              2004  $30,000  $10,000         --            --
                                           2003  $30,000  $10,000         --            --

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



                                                         Amount and Nature of Beneficial Ownership(1)
                                                         -----------------------------------------
                                                           Number                   Percent of
Name of Beneficial Owner                                   of Shares (2)            Voting Stock (3)
------------------------                                   ---------                ------------
Han Daqing                                                 3,280,000                 39.59%
Liu Dongping                                               0                           *
Luo Zhengbin                                               246,000                   2.97%
Wang Jianjun                                               328,000                     3.96%
Xu Yunxiao                                                 0                           *
Zhao Peng                                                  0                           *
Zhu Lian                                                   0                           *
Chen Xuefeng                                               0                           *
Zhang Xingang                                              0                           *
Directors and executive officers as a group (9 persons)    3,854,000                   46.52%

-------------------
* Less than 1%

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

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


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