Form 10QSB
period 2005-03-31
TELESTONE TECHNOLOGIES CORP
filed 2005-05-16
CIK 817129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                    033-15096
                            (Commission File Number)

                       TELESTONE TECHNOLOGIES CORPORATION
             (Exact name of registrant as specified in its charter)




           Delaware                                      84-1111224
(State or other jurisdiction of               (IRS Employer Identification  No.)
        Incorporation)



                              Floor 6, Saiou Plaza
                               No. 5 Haiying Road
                             Fengtai Technology Park
                   Beijing, People's Republic of China 100070
               (Address of principal executive offices) (Zip Code)


         Issuer telephone number, including area code: (86 10) 8367-0505





Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. [X]Yes [ ]No

As of May 13, 2005, 8,532,106 shares of the Issuer's $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format: [ ]Yes  [X] No

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                              PAGE


    ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

       Consolidated Statement of Operations and Comprehensive Income
       For the Three Months Ended March 31, 2005  (Unaudited)                 3

       Consolidated Balance Sheets as of March 31, 2005 (Unaudited)           4

       Consolidated Cash Flow Statements for the Three Months
           Ended March 31, 2005 (Unaudited)                                   5

       Notes to Consolidated Financial Statements                             6


    ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
               OR PLAN OF OPERATION                                          11

    ITEM 3.    CONTROLS AND PROCEDURES                                       18


PART II - OTHER INFORMATION

    ITEM 1.    LEGAL PROCEEDINGS                                             19

    ITEM 6.    EXHIBITS                                                      20


SIGNATURES


Item 1.  Consolidated Financial Statements

Telestone Technologies Corporation

Condensed Consolidated Statements of Operations
===========================================================================================


                                                                         (Unaudited)
                                                                     Three months ended
                                                                           March 31,
                                                                  ------------------------
                                                                        2005          2004
                                                           Note      US$'000       US$'000
Operating revenues
    Net sales of equipment                                             2,852         3,212
    Service income                                                       681           430
                                                                  ----------    ----------

                                                                       3,533         3,642
                                                                  ----------    ----------
Operating expenses
   Equipment and services                                              1,546         1,683
   Sales and marketing                                                   590           277
   General and administrative                                            471           307
   Research and development                                                8            35
   Depreciation and amortization                                          43            25
                                                                  ----------    ----------

   Total operating expenses                                            2,658         2,327
                                                                  ----------    ----------

Operating income                                                         875         1,315
Interest expense                                                         (20)           (5)
Other income, net                                                          4          --
                                                                  ----------    ----------

Income before income taxes, minority interest and
  extraordinary item                                         5           859         1,310
Income taxes                                                            --             433
                                                                  ----------    ----------

Income before minority interest and extraordinary item                   859           877
Minority interest                                                       --            (368)
                                                                  ----------    ----------

Income before extraordinary item                                         859           509
Extraordinary gain                                                      --           2,773
                                                                  ----------    ----------

Net income                                                               859         3,282
                                                                  ==========    ==========
Earnings per share:                                          3

Weighted average number of shares outstanding
Basic                                                              8,310,995         1,708
Dilutive effect of warrants                                          341,186          --
                                                                  ----------    ----------

Diluted                                                            7,969,809         1,708
                                                                  ==========    ==========
Net income per share of common stock
Basic:
   Income before extraordinary gain                                     0.10           298
                                                                  ==========    ==========
   Net income                                                           0.10         1,922
                                                                  ==========    ==========
Diluted:
   Income before extraordinary gain                                     0.10           298
                                                                  ==========    ==========
   Net income                                                           0.10         1,922
                                                                  ==========    ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.


Telestone Technologies Corporation

Condensed Consolidated Balance Sheets
====================================================================================================

                                                                          (Unaudited)
                                                                                As of          As of
                                                                            March 31,   December 31,
                                                                                 2005           2004
                                                                    Note      US$'000        US$'000
ASSETS
Current assets
   Cash and cash equivalents                                                    2,029          2,230
   Accounts receivable                                                4        21,019         19,845
   Due from related parties                                           6         1,253          1,218
   Inventories - Finished goods                                                 4,184          2,502
   Prepayment                                                                     177             95
   Other current assets                                                           448            531
                                                                         ------------   ------------

   Total current assets                                                        29,110         26,421

Property, plant and equipment, net                                              1,061            790
                                                                         ------------   ------------

Total assets                                                                   30,171         27,211
                                                                         ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Debts maturing within one year                                                 605            605
   Accounts payable - Trade                                                     5,802          3,952
   Customer deposits for sales of equipment                                        63             47
   Due to related parties                                             6         2,100          2,183
   Taxes payable                                                                6,263          6,447
   Accrued expenses and other accrued liabilities                                 950          1,243
                                                                         ------------   ------------

   Total current liabilities                                                   15,783         14,477
                                                                         ------------   ------------

Commitments and contingencies                                         8

Minority interests

Stockholders' equity
Preferred stock, US$0.001 par value, 10,000,000 shares authorized,
   no shares issued                                                              --             --
Common stock and paid-in capital, US$0.001 par value:
   Authorized - 100,000,000 shares as of March 31, 2005
      and December 31, 2004                                                      --             --
   Issued and outstanding - 8,450,106 shares as of March 31, 2005
      and 8,060,106 shares as of December 31, 2004                                  8              8
   Reserved and to be issued - 25,000 shares as of March 31, 2005
      and 150,000 shares as of December 31, 2004                                 --             --
Dedicated reserves                                                              1,642          1,642
Additional paid-in capital                                                      7,095          6,300
Retained earnings                                                               5,643          4,784
                                                                         ------------   ------------

    Total stockholders' equity                                                 14,388         12,734
                                                                         ------------   ------------

Total liabilities and stockholders' equity                                     30,171         27,211
                                                                         ============   ============

The accompanying notes are an integral part of these condensed consolidated financial statements.


Telestone Technologies Corporation

Condensed Consolidated Statements of Cash Flows
=====================================================================================

                                                                  (Unaudited)
                                                          Three months ended March 31,
                                                          ----------------------------
                                                                  2005            2004
                                                               US$'000         US$'000
Cash flows from operating activities
Net income                                                         859           3,282
Adjustments to reconcile net income to net cash used in
 operating activities:
   Depreciation and amortization                                    43              25
   Provision for doubtful accounts                                 249            --
   Extraordinary gain                                             --            (2,773)
   Minority interests                                             --               368
Changes in assets and liabilities:
   Accounts receivable                                          (1,423)         (3,058)
   Inventories, net                                             (1,682)          1,283
   Due from related parties                                        (35)           (304)
   Prepayment                                                      (82)           (230)
   Other current assets                                             83               4
   Accounts payable                                              1,850            (199)
   Due to related parties                                          (83)            (32)
   Customer deposits for sales of equipment                         16             251
   Taxes payable                                                  (184)            831
   Accrued expenses and other accrued liabilities                 (293)             78
                                                          ------------    ------------

   Net cash used in operating activities                          (682)           (474)
                                                          ------------    ------------
Cash flows from investing activities
Purchase of property, plant and equipment                         (314)            (37)
                                                          ------------    ------------

   Net cash used in investing activities                          (314)            (37)
                                                          ------------    ------------

Cash flows from financing activities
Proceeds from issuance of shares                                   795            --
                                                          ------------    ------------

   Net cash provided by financing                                  795            --
                                                          ------------    ------------

Net increase (decrease) in cash and cash equivalents              (201)           (511)

Cash and cash equivalents, beginning of the period               2,230           1,226
                                                          ------------    ------------

Cash and cash equivalents, end of the period                     2,029             715
                                                          ============    ============



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

     On September 26, 2003, the Company filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of New Jersey, in Newark. Immediately prior to the reorganization with Success Million International Limited ("SMI") on August 23, 2004, the Company had no significant business operations.

     Upon the completion of the reorganization, the Company assumed the business operations of SMI as primarily undertaken by its subsidiary, Beijing Telestone Technology Company Limited ("Beijing Telestone"), an enterprise established in Beijing, the People's Republic of China (the "PRC") that is engaged in the business of design, development, installation and trading of wireless telecommunication coverage system equipment. In this report, TTC, SMI and Beijing Telestone are collectively referred to as the "Group".


2.   PREPARATION OF INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements as of March 31, 2005, have been prepared based upon Securities and Exchange Commission ("SEC") rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2005 and for all periods presented.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("USA") have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto incorporated by reference in the Company's Form 10KSB/A for the year ended December 31, 2004 filed on April 1, 2005. The results of operations for the three-month periods ended March 31, 2005 and 2004 are not necessarily indicative of the operating results to be expected for the full year.

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

3.   EARNINGS PER SHARE

     Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding during each period as restated as a result of the recapitalization and reverse split.

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



4.   ACCOUNTS RECEIVABLE


                                                      (Unaudited)
                                                            As of          As of
                                                        March 31,   December 31,
                                                             2005           2004
                                                          US$'000        US$'000

     Completed contracts                                   21,675         20,217
     Retentions                                             1,232          1,267
                                                     ------------   ------------

                                                           22,907         21,484
     Allowance for doubtful accounts                        1,888          1,639
                                                     ------------   ------------

                                                           21,019         19,845
                                                     ============   ============


     Of the retentions balance as of March 31, 2005 and December 31, 2004, approximately US$433,000 and US$449,000 respectively are expected to be collected after one year.



5.   TAXATION

     TTC and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which each entity is domiciled.

     TTC had a net operating loss carry-forward for income tax reporting purposes that might be offset against future taxable income. These net operating loss carry-forwards are severely limited when the Company experiences a change in control. Therefore, following the re-capitalization in August 2004, the amount available to offset future taxable income is limited. No tax benefit has been reported in the financial statements, because the Company believes that it is more likely than not that the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

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


6.   RELATED PARTY TRANSACTION

     Summary of related party transactions

                                                       (Unaudited)
                                                            As of          As of
                                                        March 31,   December 31,
                                                             2005           2004
                                                          US$'000        US$'000

     Due from related parties
     Other employees (Note (a))                                73             38
     Ex-stockholders of SMI (Note (b))                      1,180          1,180
                                                     ------------   ------------

                                                            1,253          1,218
                                                     ============   ============
     Due to related parties
     A director (Note (a))                                    842            925
     Ex-stockholders of Beijing Telestone (Note (b))        1,258          1,258
                                                     ------------   ------------

                                                            2,100          2,183
                                                     ============   ============
     Guarantors of short term loans
       A director                                             605            605
                                                     ============   ============

     Note:

     (a) The amounts due from/to directors and employees represent unsecured advances made to those parties from time to time. These amounts are interest free and repayable on demand.

     (b) The amounts due to ex-stockholders of Beijing Telestone of US$1,258,000 represent the consideration arising from the consummation of the business combination. The ex-stockholders of SMI had represented that they had fully settled the amount with the ex-stockholders of Beijing Telestone and also undertaken to fully indemnify SMI against any claims from the ex-stockholders of Beijing Telestone (the "Undertaking"). However, an ex-stockholder of Beijing Telestone has initiated arbitration against SMI alleging that the consideration amount has not been settled. The amounts due from the ex-stockholders of SMI thus represent the amounts recoverable from those who have indemnified the Company from such claims and which will become due if the outcome of the abovementioned arbitration is not in favor of the Company.


7.   SEGMENT INFORMATION

     During the quarter ended March 31, 2005, the Group realigned its operations into two business segments, being (i) the installation and trading of wireless telecommunication coverage system and (ii) the sales of research and development technologies.

     There were no material transactions between the Company's business segments during any of the periods presented. Operating profit by business segment is defined as sales less operating costs and expenses. These costs and expenses do not include unallocated corporate administrative expenses.
     Identifiable assets are those assets used primarily in the operations of each business segment.

     The Group operates in the PRC and over 90% of its revenue and operating profit are from the PRC. Accordingly no geographical analysis is presented.

     (a)  Business segments

     Selected financial information by business segment for the three months ended March 31, 2005 and 2004 are shown as follows:

                                    Telecommunication             Research and
                                     coverage system        development technologies             Total
                                ------------------------    -------------------------   ------------------------
                                      2005          2004          2005           2004         2005          2004
                                   US$'000       US$'000       US$'000        US$'000      US$'000       US$'000

     Turnover                        3,170         3,642           363           --          3,533         3,642
     Cost of sales                  (1,490)       (1,683)          (56)          --         (1,546)       (1,683)
                                ----------    ----------    ----------     ----------   ----------    ----------

                                     1,680         1,959           307           --          1,987         1,959

     Depreciation                      (42)          (25)           (1)          --            (43)          (25)
     Interest expenses                 (20)           (5)         --             --            (20)           (5)
     Other income, net                   4          --            --             --              4          --
     Other segment expenses
      attributable to segment       (1,048)         (619)          (21)          --         (1,069)         (619)
     Income taxes expenses            --            (433)         --             --           (433)
                                ----------    ----------    ----------     ----------   ----------    ----------

     Segment income                    574           877           285           --            859           877
                                ==========    ==========    ==========     ==========

     Minority interest                                                                        --            (368)
     Extraordinary gain                                                                       --           2,773
                                                                                        ----------    ----------

     Net income                                                                                859         3,282
                                                                                        ==========    ==========

     The total assets of the Group by business segment as of March 31, 2005 and December 31, 2004 are shown as follows:

                                                      (Unaudited)
                                                            As of          As of
                                                        March 31,   December 31,
                                                             2005           2004
                                                          US$'000        US$'000
                                                     ------------   ------------

     Telecommunication coverage system                     30,140         27,211
     Research and development technologies                     31           --
                                                     ------------   ------------

                                                           30,171         27,211
                                                     ============   ============


     (b)  Concentration of major customers and suppliers

     Major customers and suppliers with revenues and purchases of more than 10% of the Company's sales and purchases are as follows:

                                                 (Unaudited) Three months ended
                                                            March 31,
                                                 ------------------------------
                                                          2005             2004
                                                       US$'000          US$'000
                                                 -------------    -------------
     Major customers with revenues of more
        than 10% of the Company's sales
          Sales to major customers                       2,824            3,160
          Percentage of sales                               80%              87%
          Number                                             3                4
                                                 =============    =============

     Major suppliers with purchases of more
        than  10% of the Company's purchases
          Purchases from major suppliers                 1,557              190
          Percentage of purchases                           48%              87%
          Number                                             1                2
                                                 =============    =============

     Accounts receivable related to the Company's major customers comprised 84% and 87% of all accounts receivables as of March 31, 2005 and December 31, 2004 respectively.


8.   COMMITMENTS AND CONTINGENCIES


     The Company recongnizes its revenue upon the completion of contract and has made full tax provision in accordance with relevant national and local laws and regulations of the PRC. A contract is considered completed upon completion of all essential contract work and the installation has been accepted by the customers. It is the common practice in the PRC that invoices are not issued to customers until payments are received. The Company follows the practice of reporting its revenue for PRC tax purposes when invoices are issued. All unbilled revenue will become taxable when invoices are issued. For PRC tax reporting purpose, Beijing Telestone recognized revenue on an "invoice basis" instead of when goods are delivered and service are rendered. This is not in strict compliance with the relevant laws and regulations. Accordingly, despite the fact that Beijing Telestone has made full tax provision in the financial statements, Beijing Telestone may be subject to a penalty for the deferred reporting of tax obligations. The exact amount of penalty cannot be estimated with any reasonable degree of certainty. The board of directors considers it is unlikely that the tax penalty will be imposed.


Item 2.  Management's Discussion and Analysis or Plan of Operation

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  FINANCIAL  CONDITION  AND RESULTS OF
OPERATIONS

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

Unless we indicate otherwise, references below to "we", "us ", "our" and "Telestone" mean Telestone Technologies Corporation and its subsidiaries.

BUSINESS DESCRIPTION

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

BUSINESS REVIEW

Three months ended March 31, 2005
--------------------------------- -------------------------------- ---------------------------------- ----------------------
                                  2005                             2004                               Growth
--------------------------------- -------------------------------- ---------------------------------- ----------------------
                                      $'000        % of revenue         $'000         % of revenue      $'000        %
--------------------------------- -------------- ----------------- ---------------- ----------------- ---------- -----------
Revenues                                  3,533                              3,642                         -109       -2.99
--------------------------------- -------------- ----------------- ---------------- ----------------- ---------- -----------
Cost of equipments and services           1,546             43.76            1,683             46.21       -137       -8.14
--------------------------------- -------------- ----------------- ---------------- ----------------- ---------- -----------
Sales and marketing expenses                590             16.70              277              7.61        313      113.00
--------------------------------- -------------- ----------------- ---------------- ----------------- ---------- -----------
General and administrative
expenses                                    471            113.33              307              8.43        164       53.42
--------------------------------- -------------- ----------------- ---------------- ----------------- ---------- -----------
Research and development
expenses                                      8              0.23               35              0.96        -27      -77.14
--------------------------------- -------------- ----------------- ---------------- ----------------- ---------- -----------
Depreciation and Amortization                43              1.22               25              0.69         18       72.00
--------------------------------- -------------- ----------------- ---------------- ----------------- ---------- -----------
Interest expenses                            20              0.57                5              0.14         15         300
--------------------------------- -------------- ----------------- ---------------- ----------------- ---------- -----------
Other income                                  4              0.11                0                 0          4           -
--------------------------------- -------------- ----------------- ---------------- ----------------- ---------- -----------
Income before tax                           859             24.31            1,310             35.97       -451      -34.43
--------------------------------- -------------- ----------------- ---------------- ----------------- ---------- -----------
Income tax                                    0                 0              433             11.89       -433        -100
--------------------------------- -------------- ----------------- ---------------- ----------------- ---------- -----------
Minority Interest                             0                 0              368             10.10       -368        -100
--------------------------------- -------------- ----------------- ---------------- ----------------- ---------- -----------
Extraordinary gain                            0                 0            2,773             76.14     -2,773        -100
--------------------------------- -------------- ----------------- ---------------- ----------------- ---------- -----------
Net income                                  859             24.31            3,282             90.12     -2,423      -73.83
--------------------------------- -------------- ----------------- ---------------- ----------------- ---------- -----------

Our net revenues during the three months period ended March 31, 2005 were derived from system integration service to domestic telecom carriers, direct product sales to system integration providers and R & D technologies sales to wireless equipment manufacturers. Our major customers include China Mobile, China Unicom, China Telecom and China Netcom. The majority of our revenues for the period were generated from mobile operators, while revenues from system integration providers were comparatively small.

We had a new revenue source from our R & D technologies to wireless equipment manufacturers for the first quarter of 2005. We maintain an extensive research and development center in the Shi Jiazhuang, where we employ a highly trained staff of engineers and scientists focused on invention and further advances in wireless communications technology. Due to our strong R & D capabilities, we entered a Memorandum of Cooperation with Shi Jiazhuang Spectrum Digital
Communication Co., Ltd ("Spectrum"), based on which, we sell our R & D technologies to Spectrum. The Memorandum was effective in the mid of 2004, but we begun to generate revenues from the R & D technologies sales during the reporting period, which represented 10.27% of our total revenues. We expect we will derive revenues from the technologies sales in the coming quarters.

Chinese telecommunication carriers' capital investment plans for wireless networks construction was influenced by the delay in the launch of the 3G networks and the possible reorganization of China Unicom during calendar 2005. This has caused a slight decrease in our revenues for this reporting period as compared to the same period in 2004. Our net revenues for the three month period ended March 31, 2005 were $3,533,000, down from $3,642,000 for the corresponding period of the previous year. Nevertheless, we believe that Chinese carriers' total capital investment in year 2005 will not be less than 2004 and could potentially be greater with the expected launch of the 3G network.

For the reporting period we endeavored to provide new products and innovative solutions, we also developed new leads into other mobile telecommunication markets. We continue to deepen our penetration in the domestic markets where we already have a strong presence and now we are developing overseas markets in south-east Asia, specifically Vietnam, Indonesia and India. In these regions we have established business relationships with the local telecommunication carriers. We expect that new products, solutions and markets will enhance our business prospects.

Along with our strong R & D capabilities in developing new products, we have also implemented a series of effective cost control measures, including implementing price controls, optimizing our supply chain, and decreasing the use of raw materials, which we expect will improve our gross margin.

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe critical accounting policies as disclosed in our Annual Report on Form 10-KSB/A for the year ended December 31, 2004 reflect the more significant judgments and estimates used in preparation of our financial statements. We believe there have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2005 compared to those discussed in our Annual Report on Form 10-KSB/A for the year ended December 31, 2004.

RESULTS OF OPERATION

Revenues

Our revenues were $ 3,533,000 for the three months ended March 31, 2005, representing a decrease of 2.99% as compared to the same period in 2004. The slight decrease in our revenues was primarily due to: (i). telecommunication carriers decreasing their capital expenditures on 2G networks in anticipation of the launch of the 3G networks in 2005; and (ii). China Unicom's decision to slow down its infrastructure investment as a result of its potential business reorganization also projected for later this year.

In the same period we managed to develop a new revenue stream from the sales of our R&D technologies which contributed $363,000 in revenues and accounted for 10.27% of our net revenues. This new revenue stream offset some of the negative effect on our revenues caused by the domestic mobile carriers' temporary decrease in capital expenditures, which caused a slight decrease in revenues for the first quarter of 2005.

We believe that our revenues in year 2005 will improve and eventually eclipse fiscal 2004's revenue totals with the application of our continuously developed new products, solutions and the contribution of our newly developing markets, especially as the expected 3G network begins its construction and the schedule for China Unicom reorganization becomes clear.

Our revenues were primarily derived from products sales and service income.

Three months ended March 31, 2005

--------------------------------------- ----------------------- ------------------------------ -----------------------
                                                 2005                       2004                      Increase
--------------------------------------- ----------------------- ------------------------------ -----------------------
                                        $ ,000   % of Revenue       $ ,000      % of Revenue      $,000         %
--------------------------------------- -------- -------------- --------------- -------------- ------------ ----------
Products sales                            2,852          80.72           3,212          88.19         -360     -11.21
--------------------------------------- -------- -------------- --------------- -------------- ------------ ----------
Total Service Income                        681          19.28             430          11.81          251      58.37
--------------------------------------- -------- -------------- --------------- -------------- ------------ ----------
System integration                          318           9.00             430          11.81         -112     -26.05
--------------------------------------- -------- -------------- --------------- -------------- ------------ ----------
Sales of R&D technologies                   363          10.27               0              0          363          -
--------------------------------------- -------- -------------- --------------- -------------- ------------ ----------
Total                                     3,533                          3,642
--------------------------------------- -------- -------------- --------------- -------------- ------------ ----------

For the three months ended March 31, 2005, our revenues generated from product sales were $2,852,000, representing a decrease of 11.21% as compared to the corresponding period of last year. For the three months ended March 31, 2005, our revenues generated from service income were $681,000, representing a growth of 58.37% as compared to the same period in 2004.

For the three months ended March 31, 2005, our products sales and service income accounted for 80.72% and 19.28% of our total revenues, respectively, compared to 88.19% and 11.81% for the same period in 2004.

The decrease in product sales was caused by the decision of telecom carriers to reduce infrastructure investments in 2G networks in anticipation of the launch of the 3G network. The increase in service income was resulting from the development of our new revenue stream, the sales of R&D technologies contributed $363,000 to our net revenues.

Breakdown by customers

Three months ended March 31, 2005

-------------------------- --------------------------- ------------------------- ----------------------------
                                      2005                       2004                     Increase
-------------------------- --------------------------- ------------------------- ----------------------------
                             $ ,000     % of Revenue    $ ,000    % of Revenue         $,000           %
-------------------------- ------------ -------------- ---------- -------------- ------------------ ---------
Total for Major Carriers         2,715          76.85      3,642           100%               -927    -25.45
-------------------------- ------------ -------------- ---------- -------------- ------------------ ---------
             China Mobile          251           7.10        370          10.16               -119    -32.16
-------------------------- ------------ -------------- ---------- -------------- ------------------ ---------
             China Unicom        1,656          46.86      3,272          89.84             -1,616    -49.40
-------------------------- ------------ -------------- ---------- -------------- ------------------ ---------
             China Netcom            2           0.07          0              0                  2         -
-------------------------- ------------ -------------- ---------- -------------- ------------------ ---------
            China Telecom          806          22.82          0              0                806         -
-------------------------- ------------ -------------- ---------- -------------- ------------------ ---------
System Integrators                 455          12.88          0              0                455         -
-------------------------- ------------ -------------- ---------- -------------- ------------------ ---------
Manufacturer                       363          10.27          0              0                363         -
-------------------------- ------------ -------------- ---------- -------------- ------------------ ---------
Total                            3,533                     3,642
-------------------------- ------------ -------------- ---------- -------------- ------------------ ---------

For the three months ended March 31, 2005, our revenues generated from China Mobile and China Unicom were $251,000 and $1,656,000 respectively, representing a decrease of 32.18% and 49.40%, respectively, as compared to the same period in

2004. The decrease in our revenues from China Mobile and China Unicom was primarily due to the carriers' decision to reduce their capital expenditure in anticipation of the launch of the 3G networks and China Unicom's anticipated reorganization.

For the three months ended March 31, 2005, our revenues generated from China Netcom and China Telecom were $2,000 and $806,000, respectively, compared to no revenues derived from China Netcom and China Telecom for the same period in 2004. Our PHS business with China Netcom and China Telecom began in April, 2004.

For the three months ended March 31, 2005, our direct products sales derived from system integrators were $455,000, compared to no revenues generated from direct products sales for the corresponding period of the previous year.

For the three months ended March 31, 2005, the sales of R&D technologies derived income from a wireless equipment manufacturer, Spectrum, in the amount of $363,000, compared to no revenues for the corresponding period in the previous year. This income was our new revenue stream for the first quarter of this year.

Our revenues from carriers, system integrators and manufacturers for the three months ended March 31, 2005 accounted for 76.85%, 12.88% and 10.27% of our total revenues, respectively, compared to 100%, 0%and 0% for the same period last year. Our revenues from China Mobile, China Unicom, China Netcom and China Telecom accounted for 7.10%, 46.86%, 0.07% and 22.82% of our total revenues, respectively, compared to 10.16%, 89.84%, 0% and 0%% for the same period last year.

From the composition of our revenues, revenue from carriers was our major revenue source, of which China Mobile and China Unicom constituted the majority. Compared to the corresponding period in 2004, the change in the composition ratio of our revenues was primarily driven by the following factors: (i). the decrease in revenues from China Mobile and China Unicom; and (2) additional revenues derived from new sources and new customers.

Breakdown by solutions

Three months ended March 31, 2005

---------- ---------------------- ----------------------- -----------------
                   2005                   2004                 Increase
---------- ---------------------- ----------------------- -----------------
            $ ,000  % of Revenue   $ ,000  % of Revenue    $,000     %
---------- -------- ------------- -------- -------------- ------- ---------
Indoor       2,683         75.94    2,790          76.61    -107     -3.84
---------- -------- ------------- -------- -------------- ------- ---------
Outdoor         32          0.91      852          23.39    -820    -96.24
---------- -------- ------------- -------- -------------- ------- ---------
Others         818         23.15        0              0     818         -
---------- -------- ------------- -------- -------------- ------- ---------
Total        3,533                   3,642
---------- -------- ------------- -------- -------------- ------- ---------

For the three months ended March 31, 2005, revenues generated from indoor wireless coverage solutions were $2,683,000, representing a decrease of 3.84% as compared to the corresponding period of last year. For the reporting period, our revenues generated from outdoor wireless coverage solutions were $32,000, representing a decrease of 96.42% as compared to the same period in 2004. Our indoor coverage revenues and outdoor coverage revenues accounted for 75.94% and 0.91% of our total revenues for the three months ended March 31, 2005, respectively, compared to 76.61% and 23.39% for the same period in 2004.

The significant decrease in outdoor coverage revenues is due to China Unicom's completion of a majority of outdoor coverage solutions for 2G and the anticipation of 3G implementation. China Unicom has also altered its capital expenditure structure to focus on indoor coverage optimization and solutions.

Breakdown by regions

Three months ended March 31, 2005

---------- ---------------------- ----------------------- -----------------
                   2005                   2004                 Increase
---------- ---------------------- ----------------------- -----------------
            $ ,000  % of Revenue   $ ,000  % of Revenue    $,000     %
---------- -------- ------------- -------- -------------- ------- ---------
North        1,492         42.23    2,462          67.60    -970    -39.40
---------- -------- ------------- -------- -------------- ------- ---------
South        1,475         41.75      810          22.24     665     82.10
---------- -------- ------------- -------- -------------- ------- ---------
East           566         16.02      370          10.16     196     52.97
---------- -------- ------------- -------- -------------- ------- ---------
Total        3,533                  3,642
---------- -------- ------------- -------- -------------- ------- ---------


For the three months ended March 31, 2005, our revenues generated from the North
(covering areas like Beijing, Tianjin, Xinjiang and etc.), South (covering areas like Guangdong, Fujian, Hubei and etc.) and East (covering areas like Shanghai, and etc.) were $1,492,000, $1,475,000 and $566,000, respectively, compared to $2,462,000, $810,000 and $370,000 for the corresponding period of last year.

Our revenues derived from the North, South and East accounted for 42.23%, 41.75%and 16.02% of our total revenues for the three months ended March 31, 2005, respectively, compared to 67.60%, 22.24% and 10.16% for the same period in 2004.

For the reporting period, most wireless coverage projects in major northern areas were still in the bidding stage, which resulted in a decrease in revenues in the North. Revenue increases in the East were generated from the rapid growth of our PHS network business in this area. While revenue increases in the South was due to the contribution made by our newly established branches in the region, such as in Sichuan and Yunan Provinces.

Costs of Revenues

Three months ended March 31, 2005

--------------------- ------------------------- --------------------------- ----------------------------
                                2005                       2004                      Increase
--------------------- ------------------------- --------------------------- ----------------------------
                       $ ,000     % of Total      $ ,000      % of Total      % of Revenue      $ ,000
                                     costs                       costs
--------------------- ---------- -------------- ------------ -------------- ------------------ ---------
Products sales costs      1,337          86.48        1,557          92.51               -220    -14.13
--------------------- ---------- -------------- ------------ -------------- ------------------ ---------
Service costs               209          13.52          126           7.49                 83     65.87
--------------------- ---------- -------------- ------------ -------------- ------------------ ---------
Total                     1,546                       1,683                              -137     -8.14
--------------------- ---------- -------------- ------------ -------------- ------------------ ---------

For the three months ended March 31, 2005, our total costs of revenues were $1,546,000, representing a decrease of 8.14% as compared to the corresponding period of last year. The decrease in our total costs is attributable to the following cost control measures taken during the reporting period: 1. Reduce purchasing costs through large scale procurement; 2. Decrease the use of raw materials through system design optimization; 3. Regularly improve our SI technologies; and 4. Optimize our supply chain to in turn receive better terms from suppliers.

Our costs of revenues include product sales costs and service costs.

For the three months ended March 31, 2005, our product sales costs were $1,337,000, representing a decrease of 14.13% as compared to the same period in 2004, which resulted from our effective cost control measures.

For the three months ended March 31, 2005, our service costs were $209,000, representing a increase of 65.87% as compared to the same period in 2004. The increase in service costs was mainly due to the reclassification of the expenses of our R & D Center. In the previous year, as our R & D Center was regarded as our R&D cost entity, its total expenses were regarded as reseach and development expenses. However, during the 1st quarter of 2005, because the nature of the entity has been changed to profit-making organization, the expenses of the entity were re-classified as different specific expenses: the main R&D expenses were regarded as cost of sales and the rest of the expenses were regarded as depreciation and amortization, and other net income.

Our product sales costs and our service costs accounted for 86.48% and 13.52% of the total costs, respectively, for the first quarter in 2005, compared to 92.51% and 7.49%, respectively, for the corresponding period in 2004.

Gross Profit and Gross Margin

For the three months ended March 31, 2005, our gross profit was $1,987,000, which represented an increase of 1.43% as compared to the same period in 2004. Our gross margin for the reporting period was 56.24%, up from 53.79% for the same period last year.

Even though our revenues decreased slightly, we still achieved gross profit growth during the reporting period, which is attributable to:

1. Our ability to develop and regularly introduce new models to meet market needs;
2. Our increased bargaining power with suppliers as a result of increased scale of operations; and


3.   Our continued efforts in exercising cost control.


Operating expenses

------------------------------------------- ---------------------------- ----------------------- ----------------------
                                                       2005                       2004                 Increase
------------------------------------------- ---------------------------- ----------------------- ----------------------
                                              $ ,000      % of Revenue    $ ,000       % of        $ ,000        %
                                                                                      Revenue
------------------------------------------- ------------ --------------- ---------- ------------ ------------ ---------
Sales and marketing expenses                        590           16.70        277         7.61          313    113.00
------------------------------------------- ------------ --------------- ---------- ------------ ------------ ---------
General and administrative expenses                 471           13.33        307         8.43          164     53.42
------------------------------------------- ------------ --------------- ---------- ------------ ------------ ---------
Research and development expenses                     8            0.23         35         0.96          -27    -77.14
------------------------------------------- ------------ --------------- ---------- ------------ ------------ ---------
Total                                             1,069           30.26        619        17.00          450     72.70
------------------------------------------- ------------ --------------- ---------- ------------ ------------ ---------

Operating expenses mainly include sales and marketing expenses, general and administrative expenses and R & D expenses.

Sales and marketing expenses
----------------------------

Sales and marketing expenses include all related expenses and remunerations for sales personnel and travel expenses related to sales of products and development of market.

For the three months ended March 31, 2005, sales and marketing expenses were $590,000, accounting for 16.70% of the total revenues, as compared to $277,000, or 7.61% of total revenues for the corresponding period in 2004. Sales and marketing expenses had a period-to-period increase of 113.00%.

Sales and  marketing  expenses  increased  because of our  efforts to expand our business range, penetrate into new markets and set up branches and representative offices therein, as well as investments related to business expansion in new markets. We have increased 6 domestic branches and offices since the second quarter of 2004, and had 21 branches and offices in total as of the reporting date. We have begun to develop into overseas markets, such as Vietnam, Indonesia and India, since the end of 2004. Additional expenses were also incurred in connection with the development of our relationships with new customers, such as China Telecom and China Netcom. We expect the increase in sales and marketing expenses during the reporting period will benefit our income growth in the coming quarters.

R & D expenses
--------------

R&D expenses include remunerations for R&D staff, material expenses, travel expenses and facilities.

For the three months ended March 31, 2005, R & D expenses were $8,000, accounting for 0.23% of the total revenues, as compared to $35,000, or 0.96% of the total revenues for the corresponding period in 2004. R & D expenses had a period-to-period decrease of 77.14%.

In the previous year, as our R & D Center was regarded as our R&D cost entity, its total expenses were regarded as reseach and development expenses. However, during the 1st quarter of 2005, because the nature of the entity has been changed to profit-making entity, the expenses of the entity were re-classified as different specific expenses: the main R&D expenses were regarded as cost of sales and the rest of the expenses included as depreciation and amortization, and other net income. The above mentioned fact resulted in the sharp decease in R & D expenses for the reporting period. Taking into the R & D expenditure which was re-classified as other expenses, our R & D expenditure actually experienced an increase during the period. We expect our research activities will strengthen our technologies, reduce the costs of existing products and will also provide future revenue streams through the launch of new products.

General and administrative expenses
-----------------------------------

General and administrative expenses consist primarily of compensation for personnel, travel expenses, materials expenses related to ordinary administration, fees for professional services, and provisions for doubtful accounts.

For the three months ended March 31, 2005, general and administrative expenses were $471,000, accounting for 13.33% of the total revenues, as compared to $307,000, or 8.43% of the total revenues for the corresponding period in 2004. General and administrative expenses had a period-to-period increase of 53.42%.

The major reason for the increase in general and administrative expenses was due to allowances for doubtful accounts of $249,000 taken in the reporting period. Historically, no significant bad debts were experienced, but the allowances were made in view of the significant amounts involved and the long outstanding period of the receivables. We have critically assessed the recoverability of accounts receivable on an individual customer basis. Allowances were made in the receivables aged over 12 months with no significant settlements during the year and no contract in hand. Not taking into account the allowance for doubtful debts, the general and administrative expenses were $222,000, representing a 27.69% decline from the same period in 2004, which was due to our efforts to strengthen our control over expenses , reduce administrative staff and strictly implement our internal expense control procedures.

Net Income

For the three months ended March 31, 2005, our net income was $859,000, which represented a decrease of 73.83% as compared to the same period in 2004. The period-to-period decrease in net income was primarily due to an additional extraordinary gain of $2,773,000 arising from our reorganization that was reported as net income for the first quarter of 2004.

Our net income before extraordinary gain was $859,000 for the three months ended March 31, 2005, as compared to $509,000 for the corresponding period last year, which represented growth of 68.76%. The increase in the net income before extraordinary gain was primarily due to no minority interest and income tax incurred for the reporting period, in contrast to a $368,000 minority interest and $433,000 in income taxes incurred for the same period in 2004. As a wholly-owned foreign investment enterprise, we are fully exempted from income tax for two years followed by a 50% reduction for the next three years, commencing with fiscal year 2004.

LIQUIDITY AND SOURCE OF CAPITAL

We generally finance our operations from cash flow generated internally and through bank loans. As of March 31, 2005, we had current assets of $29,110,000. Current assets are comprised of inventories of $4,184,000, accounts receivable of $21,019,000, prepayments, deposits and other receivables of $1,878,000, and cash and cash equivalents of $2,029,000. Current liabilities comprised accounts payable of $5,802,000, tax payables of $6,263,000, other payables and accruals of $3,113,000 and debts maturing within one year of $605,000.

Our trading terms with our customers are mainly on credit. As of March 31, 2005, our accounts receivable were $21,019,000, compared to $19,845,000 as of December 31, 2004. The credit period is generally less than one year. The gradually increase in the accounts receivable since 2002 is mainly due to 1) steady growth in revenues resulting from growth in business scale, and 2) change in the settlement pattern of the mobile operators. Owing to the fast growing in market of wireless telecommunication coverage system services, more wireless telecommunication coverage system service providers are available and have been available to the marketplace since 2003. The keen competition caused the mobile operators have stronger bargaining power in the negotiation of payment terms. Mobile operators currently make partial payments after the completion of a contract, with additional credit terms, rather than payment in advance as in 2003 and before.

Although we have experienced a long accounts receivable turnover period, we believe the accounts receivable could be recovered because our major customers, namely China Unicom and China Mobile are reputable and sizeable mobile operators in the PRC. Additionally, we have not experienced significant bad debts historically. Notwithstanding this, we would pay special attention to lowering the turnover period of our accounts receivable balances and have taken the following measures:

(i) A specialized team was established to responsible for the receivables collection. The team members involve finance officers, marketing managers and executive officers of branches. The CEO will be responsible for the assessment of performance of the team. An incentive and punishment system will be established to increase the motivation of receivables collection.

(ii) We will strengthen our credit control procedures. In particular, we will closely monitor the long outstanding receivables and critically assess the recoverability on an individual customer basis. For those debtors who have unsatisfactory credit records, we may consider taking legal proceeding in recovering the debts, or even consider terminating our business relationship with them.

(iii) We will also consider offering one-off special discount to existing debtors with prolonged balances to encourage their settlement of these debts.

We believe the above-mentioned measures could improve our accounts receivable turnover period and provide a better internal control environment for us to cope with the fast growing telecommunication industry in the PRC that we are facing in the coming future.

As of March 31, 2005, our inventories were $4,184,000, as compared to $2,502,000 as of December 31, 2004, which represented an increase of 67.23%. The increase in the inventories is due to the following factors: (i). inventory reservations based on anticipated growth in the second quarter; and (ii). our ability to acquire a lower purchasing pricing through large scale procurement. We expect that we will have a period-to-period growth in our revenues at 26% next quarter this year, based on which we increased our inventories during the reporting period.

As of March 31, 2005, our cash and bank balances were mainly denominated in Renminbi ("RMB") and United States dollars ("US$") while our bank borrowings were mainly denominated in RMB. Our revenue and expenses, assets and liabilities are mainly denominated in RMB and US$. Since the exchange fluctuations amongst these currencies are low, we believe there is no significant exchange risk.

We have experienced negative cash flows from operating activities for the periods ended March 31, 2005 and 2004, which is primarily the result of extended turnover periods related to our accounts receivable, as mentioned above. A continuation of this situation could negatively impact our liquidity and in turn our overall results of operations. In order to address this issue, apart from the implementation of the above-mentioned measures to reduce the turnover period, we are also exploring the possibility of obtaining third parties financing and considering raising additional capital through debt or equity financings.

Our gearing ratio, calculated as total debts (including short-term bank loans and finance lease payables) over total assets, was 52.31% as of March 31, 2005 and 53.20% as of December 31, 2004, respectively.

CONTINGENT LIABILITIES

As of March 31, 2005,  we had not entered into any  guarantee  contracts nor any
non-disclosed   contracts  which  will  affect  stockholders'  equity  or  share structure.

EMPLOYMENT AND REMUNERATIONS

As of March 31, 2005, we had 409 employees. Total employee expenses reported during the reporting period was $251,000. We offer competitive remuneration schemes to our employees based on industry practices as well as employee performance.


Item 3.  Controls and Procedures

Prior to the conclusion of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13(a)-14(c). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings


Except as discussed below, we are not a party to any pending legal proceedings, and no such proceedings are known to be contemplated. None of our directors, executive officers or affiliates or owner of record or beneficially of more than five percent of our common stock is a party adverse to us or has a material interest adverse to us in any proceeding.

A former stockholder of Telestone has initiated arbitration proceedings in the People's Republic of China against SMI alleging the failure of SMI to settle the payment of the consideration owed to said stockholder as a result of the transaction pursuant to which SMI acquired all of the outstanding share capital of Telestone. The value of the above claim is approximately $1.2 million. Management believes that the claim is without merit and will be resolved in SMI's favor during fiscal 2005. Item 6. Exhibits

The following documents are filed as part of this report:

31.1 Chief Executive Officer Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Chief Financial Officer Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           TELESTONE TECHNOLOGIES CORPORATION

                                           (Registrant)




Date: May 13, 2005                                  /s/ Han Daqing
                                           -------------------------------------
                                           Han Daqing, Chief Executive Officer



Date: May 13, 2005                                  /s/ Liu Dongping
                                           -------------------------------------
                                           Liu Dongping, Chief Financial Officer