Form 10QSB
period 2005-06-30
TELESTONE TECHNOLOGIES CORP
filed 2005-08-15
CIK 817129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C 20549


                                   FORM 10-QSB


       [X] QUARTERLY REPORT UNDER SECTION 13 or 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005


                        COMMISSION FILE NUMBER: 033-15096


                       TELESTONE TECHNOLOGIES CORPORATION
                       ----------------------------------
         (Exact name of small business issuer as specified its charter)


           Delaware                                       84-1111224

(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


                              Floor 6, Saiou Plaza
                               No. 5 Haiying Road
                             Fengtai Technology Park
                   Beijing, People's Republic of China 100070
                    (Address of principal executive offices)

                                (86 10) 8367-0505
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 13, 2005, 8,577,106 shares of common stock, $.001 par value per share, of the issuer were outstanding.


Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                       TELESTONE TECHNOLOGIES CORPORATION

                                      INDEX


                                                                            Page

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Consolidated Statement of Operations and Comprehensive
Income for the Six Months ended June 30, 2005 (Unaudited)                      1

Consolidated Balance Sheets as of June 30, 2005                                2

Consolidated Cash Flow Statements for the Six Months Ended June 30, 2005       3

Notes to Consolidated Financial Statements                                     4


Item 2.  Management's Discussion and Analysis or Plan of Operation            12

Item 3.  Controls and Procedures                                              27


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    29

Item 4.  Submission of Matters to a Vote of Security Holders                  29

Item 6.  Exhibits                                                             30

TELESTONE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                             (UNAUDITED)                (UNAUDITED)
                                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                                               JUNE 30,                   JUNE 30,
                                                       ------------------------   ------------------------
                                                          2005         2004          2005         2004
                                                 Note    US$'000      US$'000       US$'000      US$'000
OPERATING REVENUES
   Net sales of equipment                                   2,783        3,317         5,635        6,529
   Service income                                           1,621          552         2,302          982
                                                       -----------  -----------   -----------  -----------

                                                            4,404        3,869         7,937        7,511
                                                       -----------  -----------   -----------  -----------
OPERATING EXPENSES
   Equipment and services                                   2,346        1,764         3,892        3,447
   Sales and marketing                                        630          436         1,220          713
   General and administrative                                 445          142           916          449
   Research and development                                   146           45           154           80
   Depreciation and amortization                               53           27            96           52
                                                       -----------  -----------   -----------  -----------

   Total operating expenses                                 3,620        2,414         6,278        4,741
                                                       -----------  -----------   -----------  -----------

OPERATING INCOME                                              784        1,455         1,659        2,770
Interest expense                                               (2)         (12)          (22)         (17)
Other income, net                                               2            -             6            -
                                                       -----------  -----------   -----------  -----------

INCOME BEFORE INCOME TAXES, MINORITY INTEREST
 AND EXTRAORDINARY ITEM                                       784        1,443         1,643        2,753
Income taxes                                      5             -            -             -          433
                                                       -----------  -----------   -----------  -----------

INCOME BEFORE MINORITY INTEREST AND
 EXTRAORDINARY ITEM                                           784        1,443         1,643        2,320
Minority interest                                               -            -             -         (368)
                                                       -----------  -----------   -----------  -----------

INCOME BEFORE EXTRAORDINARY ITEM                              784        1,443         1,643        1,952
Extraordinary gain                                              -            -             -        2,773
                                                       -----------  -----------   -----------  -----------

NET INCOME                                                    784        1,443         1,643        4,725
                                                       ===========  ===========   ===========  ===========

EARNINGS PER SHARE:                               3

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic                                                   8,528,590    8,000,106     8,420,393    8,000,106
Dilutive effect of warrants                                 6,817            -       191,094            -
                                                       -----------  -----------   -----------  -----------

Diluted                                                 8,535,407    8,000,106     8,611,487    8,000,106
                                                       ===========  ===========   ===========  ===========

NET INCOME PER SHARE OF COMMON STOCK

BASIC:
   Income before extraordinary gain                          0.08         0.18          0.20         0.24
                                                       ===========  ===========   ===========  ===========
   Net income                                                0.08         0.18          0.20         0.59
                                                       ===========  ===========   ===========  ===========

DILUTED:
   Income before extraordinary gain                          0.08         0.18          0.19         0.24
                                                       ===========  ===========   ===========  ===========
   Net income                                                0.08         0.18          0.19         0.59
                                                       ===========  ===========   ===========  ===========


     The accompanying notes are an integral part of these condensed consolidated financial statements.

TELESTONE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                          (UNAUDITED)
                                                                               AS OF          As of
                                                                             JUNE 30,   December 31,
                                                                                2005           2004
                                                                     Note     S$'000        US$'000
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                   2,083        2,230
   Accounts receivable                                                4       23,248       19,845
   Due from related parties                                           6        1,273        1,218
   Inventories - Finished goods                                                3,001        2,502
   Prepayment                                                                    258           95
   Other current assets                                                          450          531
                                                                          -----------  -----------

   Total current assets                                                       30,313       26,421

Property, plant and equipment, net                                             1,074          790
                                                                          -----------  -----------

TOTAL ASSETS                                                                  31,387       27,211
                                                                          ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Debts maturing within one year                                                605          605
   Accounts payable - Trade                                                    4,552        3,952
   Customer deposits for sales of equipment                                       69           47
   Due to related parties                                             6        2,095        2,183
   Taxes payable                                                               6,652        6,447
   Accrued expenses and other accrued liabilities                              1,965        1,243
                                                                          -----------  -----------

   Total current liabilities                                                  15,938       14,477
                                                                          -----------  -----------

COMMITMENTS AND CONTINGENCIES                                         8

MINORITY INTERESTS

STOCKHOLDERS' EQUITY
Preferred stock, US$0.001 par value, 10,000,000 shares authorized,
 no shares issued                                                                  -            -
Common stock and paid-in capital, US$0.001 par value:
   Authorized - 100,000,000 shares as of June 30, 2005
    and December 31, 2004                                                          -            -
   Issued and outstanding - 8,567,106 shares as of June 30, 2005
    and 8,060,106 shares as of December 31, 2004                                   8            8
   Reserved and to be issued - Nil shares as of June 30, 2005 and
    150,000 shares as of December 31, 2004                                         -            -
Dedicated reserves                                                             1,642        1,642
Additional paid-in capital                                                     7,371        6,300
Retained earnings                                                              6,428        4,784
                                                                          -----------  -----------

   Total stockholders' equity                                                 15,449       12,734
                                                                          -----------  -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    31,387       27,211
                                                                          ===========  ===========


 The accompanying notes are an integral part of these condensed consolidated financial statements.

TELESTONE TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                           (UNAUDITED)
                                                                    SIX MONTHS ENDED JUNE 30,
                                                                    -------------------------
                                                                      2005            2004
                                                                     US$'000         US$'000
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                                            1,643           4,725
Adjustments to reconcile net income to net cash used in
 operating activities:
   Depreciation and amortization                                         96              52
   Provision for doubtful accounts                                      169               -
   Extraordinary gain                                                     -          (2,773)
   Minority interests                                                     -             368
Changes in assets and liabilities:
   Accounts receivable                                               (3,572)         (5,311)
   Inventories, net                                                    (499)            (70)
   Due from related parties                                             (55)           (215)
   Gain on disposal of PPE                                              (66)              -
   Prepayment                                                          (163)              -
   Other current assets                                                  82             317
   Accounts payable                                                     600           1,126
   Due to related parties                                               (88)            221
   Customer deposits for sales of equipment                              22             (88)
   Taxes payable                                                        205           1,126
   Accrued expenses and other accrued liabilities                       722             342
                                                                 -----------     -----------

   NET CASH USED IN OPERATING ACTIVITIES                               (904)           (180)
                                                                 -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment                              (314)           (545)
                                                                 -----------     -----------

   NET CASH USED IN INVESTING ACTIVITIES                               (314)           (545)
                                                                 -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of shares                                      1,071             223
                                                                 -----------     -----------

   NET CASH PROVIDED BY FINANCING                                     1,071             223
                                                                 -----------     -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                              (147)           (502)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD                    2,230           1,226
                                                                 -----------     -----------

CASH AND CASH EQUIVALENTS, END OF THE PERIOD                          2,083             724
                                                                 ===========     ===========


The accompanying notes are an integral part of these condensed consolidated financial statements

TELESTONE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

     On June 17, 2005, Beijing Telestone established Beijing Telestone Wireless Telecommunication Company Limited ("BTWTC") in Beijing, the People's Republic of China (the "PRC") with an operating period of 20 years through Mr. Han Daqing and Mr. Luo Zhengbin, both are stockholders and directors of the Company. The registered capital of BTWTC amounts to RMB10 million (approximately US$1.2 million). On June 2, 2005, RMB6 million (approximately US$0.7m) was contributed in cash by Mr. Han and Mr. Luo as to 80% and 20% of BTWTC respectively. As of June 30, 2005, the paid-in capital of BTWTC was RMB6 million. On July 26, 2005 the remaining balance of RMB4 million (approximately US$0.5 million) was contributed by the two stockholders. BTWTC is established to be engaged in the business of wireless telecommunication networking and system integration and has had no business activities as of June 30, 2005.

     Pursuant to the revised Interpretation No.46, "Consolidation of Variable Interest Entities ("VIE")" ("FIN 46(R)) issued by the FASB in December 2003, certain variable interest entities are required to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the equity to finance its activities without additional subordinated financial support from other parties.

TELESTONE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

     In light of the above, BTWTC is a VIE owned by the Company's stockholders and directors. The Company does not have any ownership interest in BTWTC. Due to the restrictions on foreign ownership on the provision of certain wireless telecommunication services, Beijing Telestone, through its shareholders and directors, established BTWTC with a view to conduct such operations without violating the relevant rules and regulations. Pursuant to a proxy agreement entered into between Beijing Telestone and the two shareholders on June 12, 2005, both parties agreed that the shockholders only hold the shares of BTWTC on behalf of Beijing Telestone and that Beijing Telestone enjoys the rewards and bears the risks of the operation of BTWTC. Therefore Beijing Telestone generally has economic control of BTWTC and is considered the primary beneficiary of BTWTC. Accordingly, the financial statements of BTWTC are consolidated in the financial statements of the Company.

     The condensed consolidated financial statements include the financial statements of the Company, its subsidiaries and a VIE subsidiary for which the Company's subsidiary, Beijing Telestone is the primary beneficiary. All transactions and balances among the Company, its subsidiaries and VIE subsidiary have been eliminated upon consolidation.

     In this report, TTC, SMI, BTWTC and Beijing Telestone are collectively referred to as the "Group".

2.   PREPARATION OF INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements as of June 30, 2005, have been prepared based upon Securities and Exchange Commission ("SEC") rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2005 and for all periods presented.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("USA") have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto incorporated by reference in the Company's Form-10KSB/A for the year ended December 31, 2004 filed on April 1, 2005. The results of operations for the six-month periods ended June 30, 2005 and 2004 are not necessarily indicative of the operating results to be expected for the full year.

TELESTONE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

2.   PREPARATION OF INTERIM FINANCIAL STATEMENTS (CONTINUED)

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

4.   ACCOUNTS RECEIVABLE

                                                    (UNAUDITED)
                                                         AS OF           As of
                                                       JUNE 30,    December 31,
                                                          2005            2004
                                                       US$'000         US$'000
     Completed contracts                                24,073          20,217
     Retentions                                          1,232           1,267
                                                    -----------     -----------

                                                        25,305          21,484
     Less: Allowance for doubtful accounts              (2,057)         (1,639)
                                                    -----------     -----------

                                                        23,248          19,845
                                                    ===========     ===========

     Of the retentions balance as of June 30, 2005 and December 31, 2004, approximately US$433,000 and US$449,000 respectively are expected to be collected after one year.

TELESTONE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

5.   TAXATION

     TTC and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which each entity is domiciled.

     TTC had a net operating loss carry-forward for income tax reporting purposes that might be available to offset future taxable income. These net operating loss carry-forwards are severely limited when the Company experiences a change in control. Therefore, following the re-capitalization in August 2004, the amount available to offset future taxable income is limited. No tax benefit has been reported in the financial statements, because the Company believes that it is more likely than not that the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount. No provision for withholding or United States federal or state income taxes or tax benefits on the undistributed earnings and/or losses of the Company's subsidiaries has been provided as the earnings of these subsidiaries, in the opinion of the management, will be reinvested indefinitely.

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

TELESTONE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

6.   RELATED PARTY TRANSACTIONS

     SUMMARY OF RELATED PARTY TRANSACTIONS

                                                         (UNAUDITED)
                                                              AS OF           As of
                                                            JUNE 30,    December 31,
                                                               2005            2004
                                                            US$'000         US$'000
     DUE FROM RELATED PARTIES
     Other employees (Note (a))                                  93              38
     Ex-stockholders of SMI (Note (b))                        1,180           1,180
                                                         -----------     -----------

                                                              1,273           1,218
                                                         ===========     ===========

     DUE TO RELATED PARTIES
     A director (Note (a))                                      837             925
     Ex-stockholders of Beijing Telestone (Note (b))          1,258           1,258
                                                         -----------     -----------

                                                              2,095           2,183
                                                         ===========     ===========

     GUARANTORS OF SHORT TERM LOANS
       A director                                               605             605
                                                         ===========     ===========

     Note:

     (a) The amounts due from/to directors and employees represent unsecured advances made to those parties from time to time. These amounts are interest free and repayable on demand.

     (b) The amounts due to ex-stockholders of Beijing Telestone of US$1,258,000 represent the consideration arising from the consummation of the business combination. The ex-stockholders of SMI had represented that they had fully settled the amount with the ex-stockholders of Beijing Telestone and also fully indemnified SMI against any claims from the ex-stockholders of Beijing Telestone (the "Undertaking"). However, an ex-stockholder of Beijing Telestone has initiated arbitration against SMI alleging that the consideration amount has not been settled. The amounts due from the ex-stockholders of SMI thus represent the amounts recoverable from those who have indemnified the Company from such claims and which will become due if the outcome of the abovementioned arbitration is not in favor of the Company.

TELESTONE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7.   SEGMENT INFORMATION

     During the quarter ended June 30, 2005, the Group realigned its operations into two business segments, being (i) the installation and trading of wireless telecommunication coverage system and (ii) the sales of research and development technologies.

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

     (a)  Business segments

     Selected financial information by business segment for the six months ended June 30, 2005 and 2004 are shown as follows:

                                        TELECOMMUNICATION             RESEARCH AND
                                         COVERAGE SYSTEM        DEVELOPMENT TECHNOLOGIES             TOTAL
                                     -----------------------    ------------------------    ----------------------
                                       2005         2004          2005         2004          2005         2004
                                      US$'000      US$'000       US$'000      US$'000       US$'000      US$'000
     Turnover                           7,574        7,511           363            -         7,937        7,511
     Cost of sales                     (3,836)      (3,447)          (56)           -        (3,892)      (3,447)
                                     ----------   ----------    ----------   ----------    ----------   ----------

                                        3,738        4,064           307            -         4,045        4,064

     Depreciation                         (93)         (52)           (3)           -           (96)         (52)
     Interest expenses                    (22)         (17)            -            -           (22)         (17)
     Other income, net                      6            -             -            -             6            -
     Other segment expenses
      attributable to segment          (2,161)      (1,242)         (129)           -        (2,290)      (1,242)
     Income taxes expenses                  -         (433)            -            -             -         (433)
                                     ----------   ----------    ----------   ----------    ----------   ----------

     Segment income                     1,468        2,320           175            -         1,643        2,320
                                     ==========   ==========    ==========   ==========

     Minority interest                                                                            -         (368)
     Extraordinary gain                                                                           -        2,773
                                                                                           ----------   ----------

     Net income                                                                               1,643        4,725
                                                                                           ==========   ==========

TELESTONE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7.   SEGMENT INFORMATION (CONTINUED)

     The total assets of the Group by business segment as of June 30, 2005 and December 31, 2004 are shown as follows:

                                                                 (UNAUDITED)
                                                                      AS OF          As of
                                                                    JUNE 30,   December 31,
                                                                       2005           2004
                                                                    US$'000        US$'000
     Telecommunication coverage system                               31,298         27,211
     Research and development technologies                               89              -
                                                                 -----------    -----------

                                                                     31,387         27,211
                                                                 ===========    ===========

     (b)  Concentration of major customers and suppliers

     Major customers and suppliers with revenues and purchases of more than 10% of the Company's sales and purchases are as follows:

                                                                (UNAUDITED) SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                ----------------------------
                                                                      2005           2004
                                                                     US$'000        US$'000
     Major customers with revenues of more than 10% of the
      Company's sales
        Sales to major customers                                      5,913          2,305
        Percentage of sales                                              75%            94%
        Number                                                            2              2
                                                                 ===========    ===========

     Major suppliers with purchases of more than 10% of the
      Company's purchases
        Purchases from major suppliers                                2,296            627
        Percentage of purchases                                          70%            43%
        Number                                                            3              2
                                                                 ===========    ===========

     Accounts receivable related to the Company's major customers comprised 88% and 87% of all accounts receivables as of June 30, 2005 and December 31, 2004 respectively.

8.   COMMITMENTS AND CONTINGENCIES

     The Company recongnizes its revenue upon the completion of contract and has made full tax provision in accordance with relevant national and local laws and regulations of the PRC. A contract is considered completed upon completion of all essential contract work and when the installation has been accepted by the customers. It is the common practice in the PRC that invoices are not issued to customers until payments are received. The

TELESTONE TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

8.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

9.   STOCK OPTION PLAN

     On June 27, 2005, a Stock Option Plan was approved at the 2005 annual meeting of stockholders. The purpose of the Plan is to promote the growth and general prosperity of the Company by permitting the Company to grant options to purchase common stock and restricted stock of the Company to key employees, non-employee directors, and advisors. The Plan is designed to help the Company and its subsidiaries and affiliates attract and retain superior personnel for positions of substantial responsibility and to provide key employees, non-employee directors, and advisors with an additional incentive to contribute to the success of the Company.

     There have been no options granted to any parties so far up as of the date of these condensed financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Unless we indicate otherwise, references below to "we", "us", "our" and "Telestone" mean Telestone Technologies Corporation and its subsidiaries.

BUSINESS DESCRIPTION

We are a wireless communications coverage solutions provider in the People's Republic of China (the "PRC"). We principally provide integrated wireless coverage solutions through our national sales and services network to our customers in the PRC.

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

BUSINESS OVERVIEW

Our net revenues during the six months period ended June 30, 2005 were derived from wireless coverage solution, including product and system integration service sales, to domestic telecom carriers, direct product sales to system integration providers and R&D technologies sales to wireless equipment manufacturers. Our major customers include China Mobile, China Unicom, China Netcom and China Telecom. The majority of our revenues for the period were generated from telecom carriers, while revenues from system integration providers and wireless equipment manufacturers were comparatively small.

We had a new revenue source from our R&D technologies sales to wireless equipment manufacturers in the first quarter of 2005. We maintain an extensive research and development center in the Shi Jiazhuang, where we employ a highly trained staff of engineers and scientists focusing on invention and further advances in wireless communications technology. Due to our strong R&D capabilities, we entered into a Memorandum of Cooperation (the "Memorandum") with Shi Jiazhuang Spectrum Digital Communication Co., Ltd ("Spectrum"), based on which, we sell our R&D technologies to Spectrum. The Memorandum was effective in mid-2004, but we began to generate revenues from the R&D technologies sales during the first quarter of 2005. In the second quarter of 2005, however, no revenue was generated from R&D technologies sales as our R&D center was developing 3G related technologies and applications, which are expected to be sold upon later 3G deployment.

Chinese telecom carriers' capital investment plans for wireless networks construction were influenced by a delay in the launch of the 3G network and the possible reorganization of China Unicom during 2005. This has caused a temporary fluctuation in Chinese telecom carriers' capital investment patterns, which led to a less than expected increase in our revenues for the second quarter 2005 reporting period as compared to the same period of 2004. Our net revenues for the six month period ended June 30, 2005 were $7,937,000, up from $7,511,000 for the corresponding period of last year. We believe that the fluctuations are temporary as Chinese carriers' total capital investment in 2005 will not be less than that of 2004, and could potentially be greater with the expected launch of the 3G network in early 2006.

For the six months ended June 30, 2005, we endeavored to provide new products and innovative solutions, and we also developed new leads into other mobile telecommunication markets. We continue to deepen our penetration in the domestic markets where we already have a strong presence, and are now developing overseas markets in Southeast Asia, specifically Vietnam, Indonesia and India. We have established business relationships with local telecom carriers in these regions. In addition, we will open a California-based office to explore and evaluate opportunities for participation in the U.S. wireless infrastructure market in late 2005. We expect that new products, solutions and markets will enhance our business prospects in the near future.

On June 17, 2005, we established Beijing Telestone Wireless Telecommunication Company Limited ("BTWTC") in Beijing, through Mr. Han Daqing and Mr. Luo Zhengbin, whom are both stockholders and directors of Telestone. BTWTC was established to expand our business of wireless telecommunication networking and system integration. It has had no business activities as of June 30, 2005.

Telestone does not have any ownership interest in BTWTC. Due to the restrictions on foreign ownership on the provision of certain wireless telecommunication services, Telestone, through its shareholders and directors, established BTWTC with a view to conduct such operations without violating the relevant rules and regulations. Pursuant to a proxy agreement entered into between us and the two shareholders on June 12, 2005, both parties agreed that the stockholders only hold the shares of BTWTC on behalf of Telestone and that Telestone enjoys the rewards and bears the risks of the operation of BTWTC. Therefore, Telestone generally has economic control of BTWTC and is considered the primary beneficiary of BTWTC.

Along with our strong R&D capabilities in developing new products, we have also implemented a series of effective cost control measures, including implementing price controls, optimizing our supply chain, and decreasing the use of raw materials, which we expect will improve our gross margin.

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe critical accounting policies as disclosed in our Annual Report on Form 10-KSB/A for the year ended December 31, 2004 reflect the more significant judgments and estimates used in preparation of our financial statements. We believe there have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2005 compared to those discussed in our Annual Report on Form 10-KSB/A for the year ended December 31, 2004.

RESULTS OF OPERATIONS

Three months ended June 30, 2005
                                              2005                    2004           Increase/Decrease
                                     ----------------------  ----------------------  -----------------
                                      $'000   % of Revenue    $'000   % of Revenue    $'000      %
                                     ----------------------  ----------------------  -----------------
Revenues                               4,404                   3,869                     535    13.83
------------------------------------------------------------------------------------------------------
Cost of equipments and services        2,346         53.27     1,764         45.59       582    32.99
------------------------------------------------------------------------------------------------------
Sales and marketing expenses             630         14.31       436         11.27       194    44.50
------------------------------------------------------------------------------------------------------
General and administrative expenses      445         10.10       142          3.67       303   213.38
------------------------------------------------------------------------------------------------------
Research and development expenses        146          3.32        45          1.16       101   224.44
------------------------------------------------------------------------------------------------------
Depreciation and amortization             53          1.20        27          0.70        26    96.30
------------------------------------------------------------------------------------------------------
Interest expenses                          2          0.05        12          0.31       -10   -83.33
------------------------------------------------------------------------------------------------------
Other income                               2          0.05         0             0         2        -
------------------------------------------------------------------------------------------------------
Income before tax                        784         17.80     1,443         37.30      -659   -45.67
------------------------------------------------------------------------------------------------------
Income tax                                 0             0         0             0         0        0
------------------------------------------------------------------------------------------------------
Minority interest                          0             0         0             0         0        0
------------------------------------------------------------------------------------------------------
Extraordinary gain                         0             0         0             0         0        0
------------------------------------------------------------------------------------------------------
Net income                               784         17.80     1,443         37.30      -659   -45.67
------------------------------------------------------------------------------------------------------

Six months ended June 30, 2005
                                              2005                    2004           Increase/Decrease
                                     ----------------------  ----------------------  -----------------
                                      $'000   % of Revenue    $'000   % of Revenue    $'000      %
                                     ----------------------  ----------------------  -----------------
Revenues                               7,937                   7,511                     426     5.67
------------------------------------------------------------------------------------------------------
Cost of equipments and services        3,892         49.04     3,447         45.89       445    12.91
------------------------------------------------------------------------------------------------------
Sales and marketing expenses           1,220         15.37       713          9.49       507    71.11
------------------------------------------------------------------------------------------------------
General and administrative expenses      916         11.54       449          5.98       467   104.01
------------------------------------------------------------------------------------------------------
Research and development expenses        154          1.94        80          1.07        74    92.50
------------------------------------------------------------------------------------------------------
Depreciation and amortization             96          1.21        52          0.69        44    84.62
------------------------------------------------------------------------------------------------------
Interest expenses                         22          0.28        17          0.23         5    29.41
------------------------------------------------------------------------------------------------------
Other income                               6          0.08         0             0         6        -
------------------------------------------------------------------------------------------------------
Income before tax                      1,643         20.70     2,753         36.65    -1,110   -40.32
------------------------------------------------------------------------------------------------------
Income tax                                 0             0       433          5.76      -433    -1.00
------------------------------------------------------------------------------------------------------
Minority interest                          0             0       368          4.90      -368    -1.00
------------------------------------------------------------------------------------------------------
Extraordinary gain                         0             0     2,773         36.92    -2,773    -1.00
------------------------------------------------------------------------------------------------------
Net income                             1,643         20.70     4,725         62.91    -3,082   -65.23
------------------------------------------------------------------------------------------------------

REVENUES
--------

For the three months and six months ended June 30, 2005, net revenues were $4,404,000 and $7,937,000, representing an increase of 13.83% and 5.67%, respectively, when compared to the corresponding periods of 2004. The increase in net revenues was due to a mixed effect of: (1) China Unicom boosting its capital investment again after slowing down in the first quarter of 2005; and
(2) on the contrary, China Mobile temporarily lowering its capital expenditure on the 2G network for the period, in anticipation of the launch of the 3G network.

For the second quarter 2005 reporting period, we managed to expand our revenue stream from sales of the PHS coverage solution, which included products and system integration services, to China Netcom and China Telecom. This revenue stream offset some of the negative effect on our revenues caused by China Mobile's drop in capital expenditure, which resulted in a slight increase in total revenues for the second quarter of 2005.

We believe that our revenues in year 2005 will continue to improve and have the potential to eventually exceed our total revenues of fiscal 2004 based on the contribution from new products, solutions and geographical markets. These revenue opportunities also include expected construction of a 3G network in the PRC as well greater visibility on China Unicom's scheduled reorganization.

BREAKDOWN BY NATURE

Three months ended June 30, 2005
                                              2005                    2004           Increase/Decrease
                                     ----------------------  ----------------------  -----------------
                                      $'000   % of Revenue    $'000   % of Revenue    $'000      %
                                     ----------------------  ----------------------  -----------------
Product sales                          2,782         63.17     3,317         85.73    -535     -16.13
------------------------------------------------------------------------------------------------------
System integration service sales       1,622         36.83       552         14.27    1070     193.84
------------------------------------------------------------------------------------------------------
R&D technologies sales                     0             0         0             0       0          0
------------------------------------------------------------------------------------------------------
Total                                  4,404           100     3,869           100     535      13.83
------------------------------------------------------------------------------------------------------

Six months ended June 30, 2005
                                              2005                    2004           Increase/Decrease
                                     ----------------------  ----------------------  -----------------
                                      $'000   % of Revenue    $'000   % of Revenue    $'000      %
                                     ----------------------  ----------------------  -----------------
Product sales                          5,634         70.98     6,529         86.93    -895     -13.71
------------------------------------------------------------------------------------------------------
System integration service sales       1,940         24.44       982         13.07     958      97.56
------------------------------------------------------------------------------------------------------
R&D technologies sales                   363          4.57         0             0     363          -
------------------------------------------------------------------------------------------------------
Total                                  7,937           100     7,511           100     426       5.67
------------------------------------------------------------------------------------------------------

For the three months and six months ended June 30, 2005, revenues generated from product sales were $2,782,000 and $5,634,000, which represented a decrease of 16.13% and 13.71%, respectively, compared to the corresponding periods of 2004. For the aforesaid periods, revenues generated from system integration service sales were $1,622,000 and $1,940,000, which represented an increase of 193.84% and 97.56% respectively, compared to the same periods of 2004.

For the three months and six months ended June 30, 2005, revenues generated from product sales accounted for 63.17% and 70.98% of total revenues, respectively, compared to 85.73% and 86.93% for the corresponding periods of 2004. For the aforesaid periods, revenues generated from system integration service sales accounted for 36.83% and 24.44% of total revenues, respectively, compared to 14.27% and 13.07% for the same periods of 2004.

The decrease in product sales was primarily caused by the decision of China Mobile to reduce infrastructure investments in the 2G network for the six month 2005 period, in anticipation of the launch of the 3G network. The increase in system integration service income was mainly contributed by the $1,377,000 wireless signal improvement service contract provided to the Guangxi branch of China Unicom. In this period, no revenue was generated from R&D technologies sales as our R&D center was developing 3G related technologies and applications, which will be sold upon later 3G deployment.

BREAKDOWN BY CUSTOMERS

Three months ended June 30, 2005
                                        2005                    2004           Increase/Decrease
                               ----------------------  ----------------------  -----------------
                                $'000   % of Revenue    $'000   % of Revenue    $'000      %
                               ----------------------  ----------------------  -----------------
Total for major carriers         4,278         97.14     3,695         95.50       583    15.78
------------------------------------------------------------------------------------------------
     - China Mobile                532         12.08     1,934         49.99    -1,402   -72.49
------------------------------------------------------------------------------------------------
     - China Unicom              2,979         67.64     1,521         39.31     1,458    95.86
------------------------------------------------------------------------------------------------
     - China Netcom                295          6.70         0             0       295        -
------------------------------------------------------------------------------------------------
     - China Telecom               472         10.72       240          6.20       232    96.67
------------------------------------------------------------------------------------------------
System integrators                 126          2.86       174          4.50       -48   -27.59
------------------------------------------------------------------------------------------------
Equipment manufacturer               0             0         0             0         0        0
------------------------------------------------------------------------------------------------
Total                            4,404           100     3,869           100       535    13.83
------------------------------------------------------------------------------------------------

Six months ended June 30, 2005
                                        2005                    2004           Increase/Decrease
                               ----------------------  ----------------------  -----------------
                                $'000   % of Revenue    $'000   % of Revenue    $'000      %
                               ----------------------  ----------------------  -----------------
Total for major carriers         6,993         88.11     7,337         97.68      -344    -4.69
------------------------------------------------------------------------------------------------
     - China Mobile                783          9.87     2,304         30.68    -1,521   -66.02
------------------------------------------------------------------------------------------------
     - China Unicom              4,635         58.40     4,793         63.81      -158    -3.30
------------------------------------------------------------------------------------------------
     - China Netcom                297          3.74         0             0       297        -
------------------------------------------------------------------------------------------------
     - China Telecom             1,278         16.10       240          3.20     1,038   432.50
------------------------------------------------------------------------------------------------
System integrators                 581          7.32       174          2.32       407   233.91
------------------------------------------------------------------------------------------------
Equipment Manufacturer             363          4.57         0             0       363        -
------------------------------------------------------------------------------------------------
Total                            7,937           100     7,511           100       426     5.67
------------------------------------------------------------------------------------------------

For the three months and six months ended June 30, 2005, revenues generated from China Mobile were $532,000 and $783,000, which represented a decrease of 72.49% and 66.02%, respectively, compared to the corresponding periods of 2004. For the aforesaid periods, revenues generated from China Unicom were $2,979,000 and $4,635,000, which represented an increase of 95.86% and a decrease of 3.30% respectively, compared to the same periods of 2004. The decrease in revenues from China Mobile was due to the carrier's decision to temporary reduce its capital expenditure in anticipation of the launch of the 3G network. However, China Unicom has boosted its infrastructure investment again after slowing down in the first quarter of 2005. Chinese telecom carriers' capital investment plans for wireless network construction were primarily influenced by their anticipation of the launch of a the 3G network and the possible reorganization of China Unicom during year 2005. Given the delay of both events, there was a temporary reduction in the telecom carriers' investment patterns that directly affected our revenues for this reporting period as compared to the same period in 2004. Nevertheless, we believe that these fluctuations are temporary and that Chinese carriers' total capital investment in 2005 will not be less than that of 2004, and could potentially be greater with the expected launch of 3G in early 2006.

For the three months and six months ended June 30, 2005, revenues generated from China Netcom were $295,000 and $297,000. No revenue was derived from China Netcom for the corresponding periods of 2004. For the aforesaid periods, revenues generated from China Telecom were $472,000 and $1,278,000, which represented an increase of 96.67% and 432.50% respectively, compared to the same periods of 2004. Our PHS sales to China Netcom and China Telecom began in April 2004. We expect that the revenue contribution by these telecom carriers will gradually increase, as they continue to invest in their PHS network and also after they obtain 3G operating licenses, which will further stimulate their infrastructure investment.

For the three months and six months ended June 30, 2005, direct product sales derived from system integrators were $126,000 and $581,000, which represented a decrease of 27.59% and an increase of 233.91%, respectively, compared to the corresponding periods of 2004. In this period, no revenue was made by R&D technologies sales as our R&D center was developing 3G related technologies and applications that will be sold upon later 3G deployment.

Our revenues from carriers, system integrators and manufacturers for the six months ended June 30, 2005 accounted for 88.11%, 7.32% and 4.57% of total revenues, respectively, compared to 97.68%, 2.32% and 0% for the same period of 2004. Our revenues from China Mobile, China Unicom, China Netcom and China Telecom for the aforesaid period, accounted for 9.87%, 58.40%, 3.74% and 16.10% of total revenues, respectively, compared to 30.68%, 63.81%, 0% and 3.20% for the same period of last year.

Revenues from telecom carriers were our major revenue source for the six month 2005 period and China Mobile, China Unicom and China Telecom accounted for the majority. Compared to the corresponding period in 2004, the change in the composition ratio of revenues was primarily driven by the following factors: (1) a decrease in revenues received from China Mobile; and (2) additional revenues derived from new sources and new customers.

BREAKDOWN BY SOLUTIONS

Three months ended June 30, 2005

                          2005                    2004           Increase/Decrease
                 ----------------------  ----------------------  -----------------
                  $'000   % of Revenue    $'000   % of Revenue    $'000      %
                 ----------------------  ----------------------  -----------------
Indoor             3,469         78.77     2,570         66.43       899    34.98
----------------------------------------------------------------------------------
Outdoor              711         16.14        40          1.03       671 1,677.50
----------------------------------------------------------------------------------
Others               224          5.09     1,259         32.54    -1,035   -82.21
----------------------------------------------------------------------------------
Total              4,404           100     3,869           100       535    13.83
----------------------------------------------------------------------------------

Six months ended June 30, 2005

                          2005                    2004           Increase/Decrease
                 ----------------------  ----------------------  -----------------
                  $'000   % of Revenue    $'000   % of Revenue    $'000      %
                 ----------------------  ----------------------  -----------------
Indoor             6,152         77.51     5,360         71.36     792      14.78
----------------------------------------------------------------------------------
Outdoor              743          9.36       892         11.88    -149     -16.70
----------------------------------------------------------------------------------
Others             1,042         13.13     1,259         16.76    -217     -17.24
----------------------------------------------------------------------------------
Total              7,937           100     7,511           100     426       5.67
----------------------------------------------------------------------------------

For the three months and six months ended June 30, 2005, revenues generated from indoor wireless coverage solutions were $3,469,000 and $6,152,000, which represented an increase of 34.98% and 14.78%, respectively, compared to the corresponding periods of 2004. For the aforesaid periods, revenues generated from outdoor wireless coverage solutions were $711,000 and $743,000, which represented an increase of 1677.50% and a decrease of 16.70% respectively, compared to the same periods of 2004.

For the three months and six months ended June 30, 2005, revenues generated from indoor wireless coverage solutions accounted for 78.77% and 77.51% of total revenues, respectively, compared to 66.43% and 71.36% for the corresponding periods of 2004. For the aforesaid periods, revenues generated from outdoor wireless coverage solutions accounted for 16.14% and 9.36% of total revenues, respectively, compared to 1.03% and 11.88% for the same periods of 2004.

The significant increase in outdoor coverage revenues in the second quarter of 2005 was due to sales made to China Netcom and China Telecom that focused on the enhancement of the PHS wireless signal in rural outdoor areas.

BREAKDOWN BY REGIONS

Three months ended June 30, 2005

                          2005                    2004           Increase/Decrease
                 ----------------------  ----------------------  -----------------
                  $'000   % of Revenue    $'000   % of Revenue    $'000      %
                 ----------------------  ----------------------  -----------------
North              1,601         36.35     2,554         66.01     -953    -37.31
----------------------------------------------------------------------------------
South              2,690         61.08       713         18.43    1,977    277.28
----------------------------------------------------------------------------------
East                 113          2.57       602         15.56     -489    -81.23
----------------------------------------------------------------------------------
Total              4,404           100     3,869           100      535     13.83
----------------------------------------------------------------------------------

Six months ended June 30, 2005

                          2005                    2004           Increase/Decrease
                 ----------------------  ----------------------  -----------------
                  $'000   % of Revenue    $'000   % of Revenue    $'000      %
                 ----------------------  ----------------------  -----------------
North              3,093         38.97     5,016         66.78    -1,923   -38.34
----------------------------------------------------------------------------------
South              4,165         52.48     1,523         20.28     2,642   173.47
----------------------------------------------------------------------------------
East                 679          8.55       972         12.94      -293   -30.14
----------------------------------------------------------------------------------
Total              7,937           100     7,511           100       426     5.67
----------------------------------------------------------------------------------

For the three months and six months ended June 30, 2005, revenues generated from the North (covering areas such as Beijing, Tianjin, Xinjiang and etc.) were $1,601,000 and $3,093,000, which represented a decrease of 37.31% and 38.34%, respectively, compared to the corresponding periods of 2004. For the aforesaid periods, revenues generated from the South (covering areas such as Guangdong, Fujian, Sichuan and etc.) were $2,690,000 and $4,165,000, which represented an increase of 277.28% and 173.47% respectively, compared to the same periods of 2004. For the identical periods, revenues generated from the East (covering areas such as Shanghai, Nanjing and etc.) were $113,000 and $679,000, which represented a decrease of 81.23% and 30.14%, respectively, compared to the corresponding periods of 2004.

For the three months and six months ended June 30, 2005, revenues generated from the North accounted for 36.35% and 38.97% of total revenues, respectively, compared to 66.01% and 66.78% for the corresponding periods of 2004. For the aforesaid periods, revenues generated from the South accounted for 61.08% and 52.48% of total revenues, respectively, compared to 18.43% and 20.28% for the same periods of 2004. For the identical periods, revenues generated from the East accounted for 2.57% and 8.55% of total revenues, respectively, compared to 15.56% and 12.94% for the corresponding periods of 2004.

For the six month 2005 reporting period, revenue reduction in the North and the East was mainly affected by a drop in sales made to China Mobile as China Mobile temporary altered its capital expenditure budget in anticipation of the launch of the 3G network. On the other hand, the revenue increase in the South was primarily due to several factors: (1) the contribution made by our newly established branches, such as branches in Sichuan, Yunan and Guizhou Provinces; and (2) a $1,377,000 wireless signal improvement service contract with the Guangxi branch of China Unicom.

COSTS OF REVENUES

Three months ended June 30, 2005
                                         2005                      2004            Increase/Decrease
                               ------------------------  ------------------------  -----------------
                                $'000  % of Total costs   $'000  % of Total costs   $'000      %
                               ------------------------  ------------------------  -----------------
Costs of product sales           1,283         54.69       1,561         88.49       -278     -17.81
----------------------------------------------------------------------------------------------------
Costs of system integration      1,063         45.31         203         11.51        860     423.65
service sales
----------------------------------------------------------------------------------------------------
Costs of R&D technologies            0             0           0             0          0          0
sales
----------------------------------------------------------------------------------------------------
Total                            2,346           100       1,764           100        582      32.99
----------------------------------------------------------------------------------------------------

Six months ended June 30, 2005
                                         2005                      2004            Increase/Decrease
                               ------------------------  ------------------------  -----------------
                                $'000  % of Total costs   $'000  % of Total costs   $'000      %
                               ------------------------  ------------------------  -----------------
Costs of product sales           2,620         67.32       3,118         90.46       -498     -15.97
----------------------------------------------------------------------------------------------------
Costs of system integration      1,216         31.24         329          9.54        887     269.60
service sales
----------------------------------------------------------------------------------------------------
Costs of R&D technologies           56          1.44           0             0         56          -
sales
----------------------------------------------------------------------------------------------------
Total                            3,892           100       3,447           100        445      12.91
----------------------------------------------------------------------------------------------------

For the three months and six months ended June 30, 2005, our total costs of revenues were $2,346,000 and $3,892,000, which represented an increase of 32.99% and 12.91%, respectively, as compared to the corresponding periods of 2004.

Costs of revenues include costs of product sales, costs of system integration service sales and costs of R&D technologies sales.

For the three months and six months ended June 30, 2005, our costs of product sales were $1,283,000 and $2,620,000, which represented a decrease of 17.81% and 15.97%, respectively, as compared to the same periods of 2004. The percentage decrease in costs of product sales corresponded with the percentage drop in revenues generated from product sales of 16.13% and 13.71%, respectively, for the aforesaid periods. We are continuously working to lower our costs of product sales through a series of effective cost control measures, including reducing purchasing costs through large scale procurement, decreasing the use of raw materials through system design optimization, regularly improving our system integration technologies, and optimizing our supply chain to in turn receive better terms from suppliers.

For the three months and six months ended June 30, 2005, our costs of system integration service sales were $1,063,000 and $1,216,000, representing an increase of 423.65% and 269.60%, respectively, as compared to the same periods of 2004. Compared to the percentage increase of revenues generated from system integration service sales of 193.84% and 97.56%, respectively, for the aforesaid periods, the additional rise in costs of service sales was mainly due to the $1,377,000 wireless signal improvement service contract provided to the Guangxi branch of China Unicom. Under this service contract, we were required to employ a designated contractor to perform the construction work. The costs paid to the contractor were higher than the average costs paid in other projects, and as a result, the percentage increase of costs of service sales exceeded that of revenues generated from service sales.

The costs of R&D technologies sales were associated with R&D technologies sales made in the first quarter of 2005. No costs of R&D technologies were incurred in this period as no R&D technologies sales were made.

Our costs of product sales, costs of system integration service sales and costs of R&D technologies sales for the six months ended June 30, 2005, accounted for 67.32%, 31.24% and 1.44% of total costs, respectively, compared to 90.46%, 9.54% and 0% for the corresponding period in 2004.

GROSS PROFIT AND GROSS MARGIN
-----------------------------

For the three months and six months ended June 30, 2005, our gross profit was $2,058,000 and $4,045,000, which represented a decrease of 2.23% and 0.47%, respectively, as compared to the same periods of 2004. Our gross margin for the aforesaid periods was 46.73% and 50.96%, a drop from 54.41% and 54.11%, respectively, for the same periods of last year.

For the three months and six months ended June 30, 2005, gross margin of product sales was 53.88% and 53.50%, representing an increase of 1.78% and 2.41%, respectively, as compared to the corresponding periods of 2004. For the aforesaid periods, gross margin of system integration service sales was 34.46% and 37.27%, representing a decrease of 45.49% and 43.95%, respectively, as compared to the same periods of last year.

For gross margin of product sales, we achieved a slight gross profit growth during the reporting period, which was attributable to: (1) our ability to develop and regularly introduce new models to meet market needs; (2) our increased bargaining power with suppliers as a result of increased scale of operations; and (3) our continued efforts in exercising cost control.

The decrease in gross margin of system integration service sales was mainly due to the $1,377,000 wireless signal improvement service contract with the Guangxi branch of China Unicom. Under this service contract, we were required to employ a designated contractor to perform the construction work. The costs paid to the contractor were higher than the average costs paid in other projects, and as a result, the percentage increase of costs of service sales exceeded that of revenues generated from service sales.

OPERATING EXPENSES
------------------

Three months ended June 30, 2005
                                              2005                    2004           Increase/Decrease
                                     ----------------------  ----------------------  -----------------
                                      $'000   % of Revenue    $'000   % of Revenue    $'000      %
                                     ----------------------  ----------------------  -----------------
Sales and marketing expenses             630         14.31     436           11.27    194       44.50
------------------------------------------------------------------------------------------------------
General and administrative expenses      445         10.10     142            3.67    303      213.38
-------------------------------------------------------------------------------------------------------
Research and development expenses        146          3.32      45            1.16    101      224.44
-------------------------------------------------------------------------------------------------------
Total                                  1,221         27.72     623           16.10    598       95.99
-------------------------------------------------------------------------------------------------------

Six months ended June 30, 2005
                                              2005                    2004           Increase/Decrease
                                     ----------------------  ----------------------  -----------------
                                      $'000   % of Revenue    $'000   % of Revenue    $'000      %
                                     ----------------------  ----------------------  -----------------
Sales and marketing expenses           1,220         15.37       713          9.49       507    71.11
------------------------------------------------------------------------------------------------------
General and administrative expenses      916         11.54       449          5.98       467   104.01
------------------------------------------------------------------------------------------------------
Research and development expenses        154          1.94        80          1.07        74    92.50
------------------------------------------------------------------------------------------------------
Total                                  2,290         28.85     1,242         16.54     1,048    84.38
------------------------------------------------------------------------------------------------------

Operating expenses mainly include sales and marketing expenses, general and administrative expenses and research and development expenses.

SALES AND MARKETING EXPENSES

Sales and marketing expenses include all related expenses and remunerations for sales personnel and travel expenses related to sales of products and development of market.

For the three months and six months ended June 30, 2005, sales and marketing expenses were $630,000 and $1,220,000, accounting for 14.31% and 15.37% of total revenues, as compared to $436,000 and $713,000, or 11.27% and 9.49% of total revenues, respectively, for the corresponding periods of 2004. Sales and marketing expenses for the aforesaid periods increased by 44.50% and 71.11%, respectively, as compared to the same periods of last year.

Sales and marketing expenses increased due to our efforts to expand our product range, penetrate into new markets, opening new branches and representative offices, as well as investments related to business expansion in new markets. We have opened 6 domestic branches and offices since the second quarter of 2004 and now have 21 branches and offices in total as of June 30, 2005. We have begun to develop into overseas markets, such as Vietnam, Indonesia and India since the end of 2004. Additional expenses have also been incurred in connection with the development of our relationships with new customers, such as China Netcom and China Telecom. We expect that the increase in sales and marketing expenses during the reporting period will benefit our income growth in the coming quarters.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist primarily of compensation for personnel, travel expenses, materials expenses related to ordinary administration, fees for professional services, and allowance for doubtful accounts.

For the three months and six months ended June 30, 2005, general and administrative expenses were $445,000 and $916,000, accounting for 10.10% and 11.54% of total revenues, as compared to $142,000 and $449,000, or 3.67% and 5.98% of total revenues, respectively, for the corresponding periods of 2004. General and administrative expenses for the aforesaid periods increased by 213.38% and 104.01%, respectively, as compared to the same periods of last year.

The major reasons for the increase in general and administrative expenses were as follows:

(1) An allowance for doubtful accounts of $169,000 was taken in the second quarter of 2005, totaling $418,000 as of June 30, 2005. We have never experienced write-offs but opted to take the allowance - in this case - due to the significant amounts involved and the long outstanding period of receivables. We have conservatively and carefully assessed the recoverability of accounts receivable on an individual customer basis. Consequently, we set the allowance to receivables aged over 12 months with no significant settlements during the year and no contract in hand.

(2) Another $171,000 was paid as of June 30, 2005 for legal and professional fees paid in relation to our listing on the American Stock Exchange on May 17, 2005. No such expenses were paid for the same period of 2004.

Excluding the allowance for doubtful debts and legal and professional fees in related to the listing, general and administrative expenses were $327,000 representing a 27.17% decline from the same period of 2004, which was primarily due to our efforts to strengthen our control over expenses, reduce administrative staff and strictly implement our internal expense control procedures.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses include remunerations for R&D staff, material expenses, travel expenses and facilities.

For the three months and six months ended June 30, 2005, R&D expenses were $146,000 and $154,000, accounting for 3.32% and 1.94% of total revenues, as compared to $45,000 and $80,000, or 1.16% and 1.07% of total revenues, respectively, for the corresponding periods of 2004. R&D expenses for the aforesaid periods increased by 224.44% and 92.50%, respectively, as compared to the same periods of last year.

Including R&D expenditure classified as costs of R&D technologies sales, total R&D expenses for the six months ended June 30, 2005 in fact amounted to $210,000, which represented an increase of 162.50%, as compared to the same period of 2004.

We are investing progressively into our wireless telecommunication research and development, especially 3G related technologies and applications. We expect that our research activities will strengthen our technologies, reduce the costs of existing products and will also provide future revenue streams through the launch of new products.

LIQUIDITY AND SOURCE OF CAPITAL

We generally finance our operations from cash flows generated internally and through bank loans. As of June 30, 2005, we had current assets of $30,313,000 and current liabilities of $15,938,000. Current assets are comprised of cash and cash equivalents of $2,083,000, accounts receivable of $23,248,000, prepayments, deposits and other receivables of $1,981,000, and inventories of $3,001,000. Current liabilities are comprised of accounts payable of $4,552,000, tax payables of $6,652,000, other payables and accruals of $4,129,000 and debts maturing within one year of $605,000.

As of June 30, 2005, our cash and bank balances were mainly denominated in Renminbi ("RMB") and United States Dollars ("US$") while our bank borrowings were mainly denominated in RMB. Our revenues and expenses, assets and liabilities are mainly denominated in RMB and US$. Since the exchange fluctuations amongst these currencies are low, we believe that there is no significant exchange risk.

Our trading terms with our customers are mainly on credit. As of June 30, 2005, our accounts receivable was $23,248,000, compared to $21,019,000 as of March 31, 2005 and $19,845,000 as of December 31, 2004, which represented an increase of 10.60% and 17.15%, respectively. The credit period is generally less than one year. The gradual increase in the accounts receivable since 2002 is mainly due to (1) revenue growth resulting from an expansion in the scale of our business, and (2) a change in the settlement pattern of the telecom carriers. In light of the rapid growth of the wireless telecom market in the PRC, there has been an increase in the number of wireless coverage services providers operating since 2003. Consequently, given the supply of wireless coverage providers, telecom carriers in the PRC have leverage in negotiating payment terms. Telecom carriers currently make partial payments after the completion of a contract, with additional credit terms, rather than payment in advance as in 2003 and before.

Although we have experienced a long accounts receivable turnover period, we believe that these receivables are recoverable in the coming quarters since our major customers - namely, China Mobile, China Unicom and China Telecom - are reputable and sizeable telecom carriers in the PRC. Additionally, we have always recovered our bad debt. Notwithstanding this, we will pay special attention to lowering the turnover period of our accounts receivable balances and have taken the following measures:

(1) A special team has been established to monitor the collection of receivables. The team members include finance officers, marketing managers and executive officers of branches. The CEO is responsible for assessing the team's performance. An incentive program coupling the team's performance to compensation was also established.

(2) We have strengthened our credit control procedures. In particular, we closely monitor long outstanding receivables and critically assess recoverability on an individual customer basis. For those debtors who have unsatisfactory credit records, we may consider taking legal action in recovering the debts, or even consider terminating our business relationship with them.

(3) We may also consider offering one-off special discounts to existing debtors with prolonged balances to encourage their settlement of these debts.

We strongly believe that the above-mentioned measures should improve our accounts receivable turnover performance in the coming quarters as well as create an internal control environment that will enable us to better cope with the fast growing telecom industry in the PRC.

As of June 30, 2005, our other payables and accruals were $4,129,000, as compared to $3,113,000 as of March 31, 2005 and $3,473,000 as of December 31, 2004, which represented an increase of 32.64% and 18.89%, respectively. The increase in other payables and accruals was primarily due to the accrual of costs paid to the designated contractor employed in connection to the wireless signal improvement service contract with the Guangxi branch of China Unicom.

We have experienced negative cash flows from operating activities for the six months ended June 30, 2005 and 2004, which were primarily due to the accounts receivable issues mentioned above. In order to address this liquidity issue, apart from the implementation of the above-mentioned measures to reduce the debtor turnover period, we are also exploring the possibility of obtaining third party financing and considering other capital markets alternatives. However, we do believe that our liquidity position will improve once the measures mentioned earlier are deployed.

Our gearing ratio, calculated as total debts over total assets, was 50.78% as of June 30, 2005, 52.31% as of March 31, 2005 and 53.20% as of December 31, 2004.

CONTINGENT LIABILITIES

As of June 30, 2005, we had not entered into any guaranteed contracts nor any non-disclosed contracts which will affect stockholders' equity or share structure.

We recognize our revenue upon the completion of contract and have made full tax provision in accordance with relevant national and local laws and regulations of the PRC. A contract is considered completed upon completion of all essential contract work and when the installation has been accepted by the customer. It is common practice in the PRC that invoices are not issued to customers until payments are received. We follow the practice of reporting our revenue for PRC tax purposes when invoices are issued. All unbilled revenue will become taxable when invoices are issued. For PRC tax reporting purposes, we recognize revenue on an "invoice basis" instead of when goods are delivered and services are rendered. This is not in strict compliance with the relevant laws and regulations. Accordingly, despite the fact that we have made full tax provision in the financial statements, we may be subject to a penalty for the deferred reporting of tax obligations. The exact amount of any penalty cannot be estimated with any reasonable degree of certainty. Management considers it unlikely that the tax penalty will be imposed.

EMPLOYMENT AND REMUNERATIONS

As of June 30, 2005, we had 419 employees. Total employee expenses reported for the three months and six months ended June 30, 2005 were $305,000 and $556,000, respectively. We offer competitive remuneration schemes to our employees based on industry practices as well as employee performance.

STOCK OPTION PLAN

On June 27, 2005, a Stock Option Plan was approved at the 2005 annual meeting of stockholders. The purpose of the Plan is to promote the growth and general prosperity of Telestone by permitting us to grant options to purchase common stock and restricted stock of Telestone to key employees, non-employee directors, and advisors. The Plan is designed to help us attract and retain superior personnel for positions of substantial responsibility and to provide key employees, non-employee directors, and advisors with an additional incentive to contribute to the success of Telestone. There have been no options granted to any parties as of June 30, 2005.

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

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

As discussed fully in the Company's Proxy Statement, filed with the Securities and Exchange Commission on June 3, 2005, at the Annual Meeting of Stockholders, held on June 27, 2005, the stockholders of the Company voted in favor of the election of seven nominees for director and the approval of the Company's Stock Option Plan.

ITEM 6. EXHIBITS.

Exhibit
Number         Description of Document
------         -----------------------

31.1         Rule 13a-14(a)/15d-14(a) Certification (CEO)**
31.2         Rule 13a-14(a)/15d-14(a) Certification (CFO)**
32.1         Section 1350 Certification (CEO)**
32.2         Section 1350 Certification (CFO)**

**Filed herewith.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       TELESTONE TECHNOLOGIES CORPORATION


Date: August 13, 2005                      By: /s/ Han Daqing
                                               --------------
                                               Name: Han Daqing
                                               Title: Chief Executive Officer


Date: August 13, 2005                      By: /s/ Liu Dongping
                                               ----------------
                                               Name: Liu Dongping
                                               Title: Chief Financial Officer