Form 10QSB
period 2005-09-30
TELESTONE TECHNOLOGIES CORP
filed 2005-11-15
CIK 817129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]       QUARTERLY REPORT UNDER SECTION 13 or 15 (D) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

COMMISSION FILE NUMBER: 033-15096

TELESTONE TECHNOLOGIES CORPORATION

(Exact name of small business issuer as specified its charter)

Delaware	84-1111224
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Floor 6, Saiou Plaza No. 5 Haiying Road Fengtai Technology Park Beijing, People’s Republic of China 100070 (Address of principal executive offices)

(86 10) 8367-0505

 (Issuer’s telephone number)

Check whether the issuer (1) filed all reports required by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 13, 2005, 8,577,106 shares of common stock, $.001 par value per share, of the issuer were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

TELESTONE TECHNOLOGIES CORPORATION

INDEX

Page

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Consolidated Statement of Operations and Comprehensive

Income for the Nine Months ended September 30, 2005 (Unaudited)

1

Consolidated Balance Sheets as of September 30, 2005

2

Consolidated Cash Flow Statements for the Nine Months Ended September 30, 2005

3

Notes to Consolidated Financial Statements

4

Item 2.  Management's Discussion and Analysis

or Plan of Operation

12

Item 3.  Controls and Procedures

27

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

29

Item 6.  Exhibits

30

Telestone Technologies Corporation

Condensed Consolidated Statements of Operations

		(Unaudited)		(Unaudited)
		Three months ended September 30,		Nine months ended September 30,

2005

2004

2005

					2004
	Note	US$’000	US$’000	US$’000

					US$’000
Operating revenues
Net sales of equipment		3,131	4,584	8,766	11,113
Service income		819	624	3,121	1,606

3,950
			5,208	11,887	12,719
Operating expenses
Equipment and services		1,751	2,491	5,643	5,938
Sales and marketing		844	743	2,064	1,456
General and administrative		518	220	1,434	669
Research and development		155	82	309	162
Depreciation and amortization		54	42	150	94

Total operating expenses		3,322	3,578	9,600	8,319

Operating income		628	1,630	2,287	4,400
Interest expense		(3)	(25)	(25)	(42)
Other income, net		4	5	10	5

Income before income taxes, minority interest and extraordinary item		629	1,610	2,272	4,363
Income taxes	5	-	-	-	433

Income before minority interest and extraordinary item		629	1,610	2,272	3,930
Minority interest		-	-	-	(368)

Income before extraordinary item		629	1,610	2,272	3,562
Extraordinary gain		-	-	-	2,773

Net income		629	1,610	2,272	6,335

Earnings per share:	3

Weighted average number of shares outstanding
Basic		8,574,280	8,000,106	8,472,253	8,000,106
Dilutive effect of warrants		137,005	-	172,116	-

Diluted		8,711,285	8,000,106	8,644,369	8,000,106

Net income per share of common stock

Basic:
Income before extraordinary gain		0.07	0.20	0.27	0.45
Net income		0.07	0.20	0.27	0.79

Diluted:
Income before extraordinary gain		0.07	0.20	0.26	0.45
Net income		0.07	0.20	0.26	0.79

The accompanying notes are an integral part of these condensed consolidated financial statements.

________________________________________________________________________________

Telestone Technologies Corporation

Condensed Consolidated Balance Sheets

(Unaudited)
  As of September 30, 2005
As of December 31, 2004

	Note	US$’000	US$’000
ASSETS
Current assets
Cash and cash equivalents		1,658	2,230
Accounts receivable	4	25,434	19,845
Due from related parties	6	1,281	1,218
Inventories - Finished goods		2,182	2,502
Prepayment		72	95
Other current assets		268	531

Total current assets		30,895	26,421

Property, plant and equipment, net		1,052	790

Total assets		31,947	27,211

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debts maturing within one year		-	605
Accounts payable – Trade		4,607	3,952
Customer deposits for sales of equipment		14	47
Due to related parties	6	2,040	2,183
Taxes payable		7,134	6,447
Accrued expenses and other accrued liabilities		2,045	1,243

Total current liabilities		15,840	14,477

Commitments and contingencies	8
Minority interests
Stockholders’ equity
Preferred stock, US$0.001 par value, 10,000,000 shares authorized, no shares issued		-	-
Common stock and paid-in capital, US$0.001 par value: Authorized – 100,000,000 shares as of September 30, 2005 and December 31, 2004		-	-
Issued and outstanding – 8,577,106 shares as of September 30, 2005 and 8,060,106 shares as of December 31, 2004		8	8
Reserved and to be issued – Nil shares as of September 30, 2005 and 150,000 shares as of December 31, 2004		-	-
Dedicated reserves		1,642	1,642
Additional paid-in capital		7,401	6,300
Retained earnings		7,056	4,784

Total stockholders’ equity		16,107	12,734

Total liabilities and stockholders’ equity		31,947	27,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

________________________________________________________________________________

Telestone Technologies Corporation

Condensed Consolidated Cash Flow Statements

	(Unaudited)
	Nine months ended September 30,
	2005	2004
	US$’000	US$’000
Cash flows from operating activities
Net income	2,272	6,335
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	150	94
Provision for doubtful accounts	707	-
Extraordinary gain	-	(2,773)
Minority interests	-	368
Gain on disposal of PPE	(66)	-
Changes in assets and liabilities:
Accounts receivable	(6,296)	(8,582)
Inventories, net	320	1,109
Due from related parties	(63)	309

Prepayment	23	(285)
Other current assets	263	(27)
Accounts payable	655	891
Due to related parties	(143)	398
Customer deposits for sales of equipment	(33)	115
Taxes payable	687	1,681
Accrued expenses and other accrued liabilities	802	236

Net cash used in operating activities	(722)	(131)

Cash flows from investing activities
Purchase of property, plant and equipment	(346)	(423)

Net cash used in investing activities	(346)	(423)

Cash flows from financing activities
Proceeds from issuance of shares	1,101	-
Borrowings of short-term debts	-	605
Repayment of short-term debts	(605)	(484)

Net cash provided by financing activities	496	121

Net decrease in cash and cash equivalents	(572)	(433)

Cash and cash equivalents, beginning of the period	2,230	1,226

Cash and cash equivalents, end of the period	1,658	793

________________________________________________________________________________

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

The accompanying notes are an integral part of these condensed consolidated financial statements

1.

ORGANIZATION AND PRINCIPAL ACTIVITIES

Telestone Technologies Corporation (“TTC” or the “Company”), formerly known as Milestone Capital, Inc. was organized under the laws of the State of Colorado in February 1987 under the name Shield Enterprises, Inc.  In August 2004, the Company reincorporated in the State of Delaware under the name Telestone Technologies Corporation.

On September 26, 2003, the Company filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of New Jersey, in Newark.  Immediately prior to the reorganization with Success Million International Limited (“SMI”) on August 23, 2004, the Company had no significant business operations.

Upon the completion of the reorganization, the Company assumed the business operations of SMI as primarily conducted by its subsidiary, Beijing Telestone Technology Company Limited (“Beijing Telestone”), an enterprise established in Beijing, the People’s Republic of China (the “PRC”) that is engaged in the business of design, development, installation and trading of wireless telecommunication coverage system equipment.

On June 17, 2005, Beijing Telestone established Beijing Telestone Wireless Telecommunication Company Limited (“BTWTC”) in Beijing, the People’s Republic of China (the “PRC”) with an operating period of 20 years through Mr. Han Daqing and Mr. Luo Zhengbin, both of whom are stockholders and directors of the Company.  The registered capital of BTWTC amounts to RMB10 million (approximately US$1.2 million).  On June 2, 2005, RMB6 million (approximately US$0.7m) was contributed in cash by Mr. Han and Mr. Luo.  As of June 30, 2005, the paid-in capital of BTWTC was RMB6 million.  On July 26, 2005 the remaining balance of RMB4 million (approximately US$0.5 million) was contributed by the two stockholders.  BTWTC is established to engage in the business of wireless telecommunication networking and system integration and has had no business activities as of September 30, 2005.

________________________________________________________________________________

Pursuant to the revised Interpretation No.46, “Consolidation of Variable Interest Entities (“VIE”)” (“FIN 46(R)) issued by the FASB in December 2003, certain variable interest entities are required to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the equity to finance its activities without additional subordinated financial support from other parties.

In light of the above, BTWTC is a VIE owned by the Company’s stockholders and directors.  The Company does not have any ownership interest in BTWTC.  Due to the restrictions on foreign ownership on the provision of certain wireless telecommunication services, the Company, through its stockholders and directors, established BTWTC with a view to conduct such operations without violating the relevant rules and regulations. Pursuant to a proxy agreement entered into between Beijing Telestone and the two stockholders on June 12, 2005, the stockholders agreed to hold equity interest in BTWTC on behalf of Beijing Telestone and confirmed that Beijing Telestone enjoys the rewards and bears the risks of the operation of BTWTC.  Therefore Beijing Telestone generally has economic control of BTWTC and is considered the primary beneficiary of BTWTC.   Accordingly, the financial statements of BTWTC are consolidated in the financial statements of the Company.

1.

ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

The condensed consolidated financial statements include the financial statements of the Company, its subsidiaries and a VIE subsidiary for which the Company’s subsidiary, Beijing Telestone is the primary beneficiary. All transactions and balances among the Company, its subsidiaries and VIE subsidiary have been eliminated upon consolidation.

In this report, TTC, SMI, BTWTC and Beijing Telestone are collectively referred to as the “Group”.

2.

PREPARATION OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements as of September 30, 2005, have been prepared based upon Securities and Exchange Commission ("SEC") rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2005 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("USA") have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto incorporated by reference in the Company's Form-10KSB/A for the year ended December 31, 2004 filed on April 1, 2005. The results of operations for the nine-month periods ended September 30, 2005 and 2004 are not necessarily indicative of the operating results to be expected for the full year.

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

________________________________________________________________________________

4.

ACCOUNTS RECEIVABLE

	(Unaudited) As of September 30, 2005	As of December 31, 2004
	US$’000	US$’000

Completed contracts	26,912	20,217
Retentions	868	1,267

	27,780	21,484
Less: Allowance for doubtful accounts	(2,346)	(1,639)

	25,434	19,845

Of the retentions balance as of September 30, 2005 and December 31, 2004, approximately US$338,000 and US$449,000 respectively are expected to be collected after one year.

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

________________________________________________________________________________

All of the Company’s income is generated in the PRC by Beijing Telestone and is subject to PRC income taxes at a rate of 33%.  Since Beijing Telestone has registered as a wholly-owned foreign investment enterprise (“WOFIE”), it is subject to tax laws applicable to WOFIE in the PRC and is fully exempt from the PRC enterprise income tax of 33% for two years followed by a 50% reduction for the next three years, commencing with fiscal year 2004.

6.

RELATED PARTY TRANSACTIONS

Summary of related party transactions

	(Unaudited) As of September 30, 2005	As of December 31, 2004

 US$’000
		US$’000

Due from related parties
Other employees (Note (a))	101	38
Ex-stockholders of SMI (Note (b))	1,180	1,180

	1,281	1,218

Due to related parties
A director (Note (a))	824	925
Ex-stockholders of Beijing Telestone (Note (b))	1,216	1,258

	2,040	2,183

Guarantors of short term loans
A director	-	605

Note:

(a)

The amounts due from/to directors and employees represent unsecured advances made to those parties from time to time. These amounts are interest free and repayable on demand.

(b)

The amounts due to ex-stockholders of Beijing Telestone of US$1,216,000 represent the consideration arising from the consummation of the business combination. The ex-stockholders of SMI had represented that they had fully settled the amount with the ex-stockholders of Beijing Telestone and also fully indemnified SMI against any claims from the ex-stockholders of Beijing Telestone (the “Undertaking”).  However, an ex-stockholder of Beijing Telestone has initiated arbitration against SMI alleging that the consideration amount has not been settled. On September 16, 2005, the arbitration was cancelled as the arbitration agency has come to a conclusion that the arbitration was not within its jurisdiction but the ex-stockholder of Beijing Telestone retains the right for further action of the claims. The amounts due from the ex-stockholders of SMI thus represent the amounts recoverable from those who have indemnified the Company from such claims and which will become due if the outcome of the abovementioned further action is not in favor of the Company.

7.

SEGMENT INFORMATION

During the quarter ended September 30, 2005, the Group realigned its operations into two business segments, being (i) the installation and trading of wireless telecommunication coverage system and (ii) the sales of research and development technologies.

There were no material transactions between the Company’s business segments during any of the periods presented.  Operating profit by business segment is defined as sales less operating costs and expenses. These costs and expenses do not include unallocated corporate administrative expenses.  Identifiable assets are those assets used primarily in the operations of each business segment.

The Group operates in the PRC and over 90% of its revenue and operating profit are from the PRC. Accordingly no geographical analysis is presented.

(a)

Business segments

Selected financial information by business segment for the nine months ended September 30, 2005 and 2004 are shown as follows:

________________________________________________________________________________

	Telecommunication coverage system		Research and development technologies		Total
	2005	2004	2005	2004	2005	2004
	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Turnover	11,524	12,719	363	-	11,887	12,719
Cost of sales	(5,587)	(5,938)	(56)	-	(5,643)	(5,938)

	5,937	6,781	307	-	6,244	6,781

Depreciation	(145)	(94)	(5)	-	(150)	(94)
Interest expense	(25)	(42)	-	-	(25)	(42)
Other income, net	10	5	-	-	10	5
Other segment expenses attributable to segment	(3,559)	(2,264)	(248)	(23)	(3,807)	(2,287)
Income tax expense	-	(433)	-	-	-	(433)

Segment income	2,218	3,953	54	(23)	2,272	3,930

Minority interest					-	(368)
Extraordinary gain					-	2,773

Net income					2,272	6,335

7.

SEGMENT INFORMATION (CONTINUED)

The total assets of the Group by business segment as of September 30, 2005 and December 31, 2004 are shown as follows:

	(Unaudited) As of September 30, 2005	As of December 31, 2004

 US$’000
		US$’000

Telecommunication coverage system	31,860	27,211
Research and development technologies	87	-

 31,947
		27,211

 (b)

Concentration of major customers and suppliers

Major customers and suppliers with revenues and purchases of more than 10% of the Company’s sales and purchases are as follows:

	(Unaudited) Nine months ended September 30,

	2005	2004
	US$’000	US$’000
Major customers with revenues of more than 10% of the Company’s sales
Sales to major customers	10,361	11,629
Percentage of sales	87%	91%
Number	3	2

Major suppliers with purchases of more than 10% of the Company’s purchases
Purchases from major suppliers	2,243	2,524
Percentage of purchases	54%	64%
Number	2	2

Accounts receivable related to the Company’s major customers comprised 94% and 87% of all accounts receivables as of September 30, 2005 and December 31, 2004 respectively.

8.

COMMITMENTS AND CONTINGENCIES

The Company recongnizes its revenue upon the completion of contract and has made full tax provision in accordance with relevant national and local laws and regulations of the PRC.  A contract is considered completed upon completion of all essential contract work and the installation has been accepted by the customers.  It is the common practice in the PRC that invoices are not issued to customers until payments are received.  The Company follows the practice of reporting its revenue for PRC tax purposes when invoices are issued.  All unbilled revenue will become taxable when invoices are issued.  For PRC tax reporting purpose, Beijing Telestone recognized revenue on an “invoice basis” instead of when goods are delivered and service are rendered.  This is not in strict compliance with the relevant laws and regulations.  Accordingly, despite the fact that Beijing Telestone has made full tax provision in the financial statements, Beijing Telestone may be subject to a penalty for the deferred reporting of tax obligations.  The exact amount of penalty cannot be estimated with any reasonable degree of certainty.  The board of directors considers it is unlikely that the tax penalty will be imposed.

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

There have been no options granted to any parties as of the date of these condensed financial statements.

________________________________________________________________________________

Item 2.

  Management’s Discussion and Analysis or Plan of Operation.

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

BUSINESS DESCRIPTION

We are a wireless communications coverage solutions provider based in the People’s Republic of China (the “PRC”).  We principally provide integrated wireless coverage solutions through our national sales and services network to our customers in the PRC.

Our wireless coverage solutions business is comprised of research, development and application of wireless communications technology.  In addition to sales of our internally designed wireless communications equipment including repeaters, antennas and radio frequency accessories, we also provide project design, project management, installation, maintenance and other after-sales services in accordance with our customers’ requirements.  Our wireless coverage solutions are designed to expand and enhance the coverage of mobile telecommunications networks so as to improve the quality of reception for mobile phone users.  These solutions are used in a variety of indoor and outdoor environments such as hotels, residential estates, office buildings, airports, exhibition centers, underground stations, highways and tunnels.

BUSINESS OVERVIEW

Our net revenues during the nine months period ended September 30, 2005 were derived from wireless coverage solutions - including product and system integration service sales - provided primarily to domestic telecom carriers, direct product sales to system integration providers and R&D technologies sales to wireless equipment manufacturers.  Our major customers include China Mobile, China Unicom, China Netcom and China Telecom.  The majority of our revenues for the period were generated from telecom carriers, while a lesser portion of revenues were derived from system integration providers and wireless equipment manufacturers.

We experienced a new revenue source in the first quarter of 2005 from sales of R&D technologies to wireless equipment manufacturers.  We maintain an extensive research and development center in Shi Jiazhuang, where we employ a highly trained staff of engineers and scientists focusing on invention and making further advances in wireless communications technology.  Due to our strong R&D capabilities, we entered into a Memorandum of Cooperation (the “Memorandum”) with Shi Jiazhuang Spectrum Digital Communication Co., Ltd. (“Spectrum”) through which we sell our R&D technologies to Spectrum.  The Memorandum became effective in mid-2004.  However, we began to generate revenues from R&D technologies sales during the first quarter of 2005.  No revenue was generated from R&D technologies sales in the second and the third quarters of 2005, as our R&D center was developing 3G related technologies and applications, which are expected to be sold upon later 3G deployment.

Chinese telecom carriers’ 2005 capital investment plans for wireless networks construction were influenced by a delay in the awarding of 3G network licenses and the possible reorganization of China Unicom.  This created some temporary uncertainty in Chinese telecom carriers’ capital investment plans which, in turn, resulted in a decrease in our revenues for the third quarter 2005 as compared to the same period of 2004.  In addition, there is an accounts receivable item due to us from China Unicom.  In an attempt to offset this item,  we decided to control our sales to certain provincial branches of China Unicom that already had outstanding receivables due to us.  We also focused on  diversifying our sales to other carriers. We believe these actions may lower our total accounts receivable in the coming quarters, improve our cash flows from operating activities and spread out our customer concentration.  Our net revenues for the nine months period ended September 30, 2005 were $11,887,000, down from $12,719,000 for the corresponding period of last year.  We believe that the fluctuations are temporary as Chinese carriers’ total capital investment in 2005 will be no less than that of 2004, and could possibly be greater with the expected awarding of 3G network licenses in early 2006.

For the nine months ended September 30, 2005, we endeavored to provide new products and innovative solutions, and we also developed new leads into other mobile telecommunication markets.  We continue to deepen our penetration in the domestic markets where we already have a strong presence, and are now developing overseas markets in Southeast Asia, specifically Vietnam, Indonesia and India.  We have established business relationships with local telecom carriers in these regions.  In addition, we will open a U.S.-based office to explore and evaluate opportunities for participation in the U.S. wireless infrastructure market in late 2005.  We expect that new products, solutions and markets will enhance our business prospects in the near future.

On June 17, 2005, we established Beijing Telestone Wireless Telecommunication Company Limited (“BTWTC”) in Beijing, through capital investments from Mr. Han Daqing and Mr. Luo Zhengbin, whom are both stockholders and directors of Telestone.  BTWTC was established to expand our business of wireless telecommunication networking and system integration.  It has had no business activities as of September 30, 2005.

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

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  We believe critical accounting policies as disclosed in our Annual Report on Form 10-KSB/A for the year ended December 31, 2004 reflect the more significant judgments and estimates used in preparation of our financial statements.  We believe there have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2005 compared to those discussed in our Annual Report on Form 10-KSB/A for the year ended December 31, 2004.

RESULTS OF OPERATIONS

Three months ended September 30, 2005

	2005		2004		Increase/Decrease
	$’000	% of Revenue	$’000	% of Revenue	$’000%
Revenues	3,950		5,208		-1,258	-24.16
Cost of equipments and services	1,751	44.33	2,491	47.83	-740	-29.71
Sales and marketing expenses	844	21.37	743	14.27	101	13.59
General and administrative expenses	518	13.11	220	4.22	298	135.45
Research and development expenses	155	3.92	82	157	73	89.02
Depreciation and amortization	54	1.37	42	0.81	12	28.57
Interest expenses	3	0.08	25	0.48	-22	-88.00
Other income	4	0.10	5	0.10	-1	-20.00
Income before tax	629	15.92	1,610	30.91	-981	-60.93
Income tax	0	0	0	0	0	0
Minority interest	0	0	0	0	0	0
Extraordinary gain	0	0	0	0	0	0
Net income	629	15.92	1,610	30.91	-981	-60.93

Nine months ended September 30, 2005

	2005		2004		Increase/Decrease
	$’000	% of Revenue	$’000	% of Revenue	$’000%
Revenues	11,887		12,719		-832	-6.54
Cost of equipments and services	5,643	47.47	5,938	46.69	-295	-4.97
Sales and marketing expenses	2,064	17.36	1,456	11.45	608	41.76
General and administrative expenses	1,434	12.06	669	5.26	765	114.35
Research and development expenses	309	2.60	162	1.27	147	90.74
Depreciation and amortization	150	1.26	94	0.74	56	59.57
Interest expenses	25	0.21	42	0.33	-17	-40.48
Other income	10	0.08	5	0.04	5	100.00
Income before tax	2,272	19.11	4,363	34.30	-2,091	-47.93
Income tax	0	0	433	3.40	-433	-100.00
Minority interest	0	0	368	2.89	-368	-100.00
Extraordinary gain	0	0	2,773	21.80	-2,773	-100.00
Net income	2,272	19.11	6,335	49.81	-4,063	-64.14

Revenues

For the three months and nine months ended September 30, 2005, net revenues were $3,950,000 and $11,887,000, representing a decrease of 24.16% and 6.54%, respectively, when compared to the corresponding periods of 2004.  The decrease in net revenues was due to a combination of: (1) decrease in sales to China Unicom due to the carrier’s lower capital expenditures deployment and our control of sales to certain provincial branches of the carrier that already had receivables balances due to us; (2) increase in sales to China Mobile as it began its pre-3G upgrade; and (3) we managed to expand our revenue from sales of PHS coverage solutions - which included products and system integration services - to China Netcom and China Telecom.  The expanded PHS revenue stream partially offset the negative impact caused by lower sales to China Unicom, thereby resulting in a slight decrease in total revenues for the nine months ended September 30, 2005.

We believe that our revenues for 2005 will continue to improve and may exceed our total revenues for 2004 should we continue to experience a greater contribution from new products, solutions and geographical markets.  These anticipated revenue opportunities also include the expected construction of a 3G network in the PRC as well as greater visibility on China Unicom’s scheduled reorganization.

Breakdown by nature

Three months ended September 30, 2005

	2005		2004		Increase/Decrease
	$’000	% of Revenue	$’000	% of Revenue	$’000%
Product sales	3,131	79.27	4,584	88.02	-1,453	-31.70
System integration service sales	819	20.73	624	11.98	195	31.25
R&D technologies sales	0	0	0	0	0	0
Total	3,950	100	5,208	100	-1,258	-24.16

Nine months ended September 30, 2005

	2005		2004		Increase/Decrease
	$’000	% of Revenue	$’000	% of Revenue	$’000%
Product sales	8,766	73.74	11,113	87.37	-2,347	-21.12
System integration service sales	2,758	23.20	1,606	12.63	1,152	71.73
R&D technologies sales	363	3.05	0	0	363	-
Total	11,887	100	12,719	100	-832	-6.54

For the three months and nine months ended September 30, 2005, revenues generated from product sales were $3,131,000 and $8,766,000, which represented a decrease of 31.7% and 21.1%, respectively, compared to the corresponding periods of 2004.  For the aforesaid periods, revenues generated from system integration service sales were $819,000 and $2,758,000, which represented an increase of 31.3% and 71.7% respectively, compared to the same periods of 2004.

For the three months and nine months ended September 30, 2005, revenues generated from product sales accounted for 79.3% and 73.7% of total revenues, respectively, compared to 88.0% and 87.4% for the corresponding periods of 2004.  For the aforesaid periods, revenues generated from system integration service sales accounted for 20.7% and 23.2% of total revenues, respectively, compared to 11.9% and 12.6% for the same periods of 2004.

The drop in product sales was primarily caused by a decrease in sales made to China Unicom due to its unsteady capital expenditure pattern and our control of sales to certain provincial branches of the carrier that already had outstanding receivables balances due to us.  The increase in system integration service income was derived from several wireless signal improvement service projects provided to the Shanghai branch of China Mobile during the third quarter of 2005, and a $1,377,000 wireless signal improvement service project provided to the Guangxi branch of China Unicom in the second quarter of 2005.  During the third quarter of 2005, we did not generate any revenue from R&D technologies sales as our R&D center was developing 3G related technologies and applications, which will be sold upon later 3G deployment.

Breakdown by customers

Three months ended September 30, 2005

	2005		2004		Increase/Decrease
	$’000	% of Revenue	$’000	% of Revenue	$’000%
Total for major carriers	3,794	96.05	5,170	99.27	-1,376	-26.62
- China Mobile	971	24.58	245	4.70	726	296.33
- China Unicom	1,711	43.32	4,287	82.32	-2,576	-60.09
- China Netcom	130	3.29	172	3.30	-42	-24.42
- China Telecom	982	24.86	466	8.95	516	110.73
System integrators	156	3.95	38	0.73	118	310.53
Equipment manufacturer	0	0	0	0	0	0
Total	3,950	100	5,208	100	-1,258	-24.16

Nine months ended September 30, 2005

	2005		2004		Increase/Decrease
	$’000	% of Revenue	$’000	% of Revenue	$’000%
Total for major carriers	10,788	90.75	12,507	98.33	-1,719	-13.74
- China Mobile	1,754	14.76	2,549	20.04	-795	-31.19
- China Unicom	6,347	53.39	9,080	71.39	-2,733	-30.10
- China Netcom	427	3.59	172	1.35	255	148.26
- China Telecom	2,260	19.01	706	5.55	1,554	220.11
System integrators	736	6.19	212	1.67	524	247.17
Equipment Manufacturer	363	3.05	0	0	363	-
Total	11,887	100	12,719	100	-832	-6.54

For the three months and nine months ended September 30, 2005, revenues generated from China Mobile were $971,000 and $1,754,000, which represented an increase of 296.3% and a decrease of 31.2%, respectively, compared to the corresponding periods of 2004.  For the three months and nine months ended September 30, 2005, revenues generated from China Unicom were $1,711,000 and $6,347,000, which represented  decreases of 60.1% and 30.1% respectively, compared to the same periods of 2004.  The increase in revenues from China Mobile in the third quarter was due to the carrier’s initiation of pre-3G network capital investment.  China Mobile has begun to upgrade its current 2G network to 3G in Beijing and Shanghai, thereby enabling us to obtain a total contract amount of approximately $1,000,000.  We note that the scale of the upgrade is still considered to be relatively minor at present.  China Unicom’s capital expenditure deployment schedule remains uncertain.  In light of the lengthy receivables items due from China Unicom, we decided to control our sales to certain provincial branches of the carrier that already had outstanding balances due to us.  We, therefore, decided to further diversify our sales to other carriers. We believe that such actions could lower our total accounts receivable in the coming quarters, improve our operating cash flow and expand our customer concentration.

Chinese telecom carriers’ initial 3G network capital deployment plans were predicated on the timely awarding of 3G network licenses and the possible reorganization of China Unicom in 2005.  However, both events have been delayed and have resulted in uncertain quarterly capital expenditures deployment by the carriers.  In turn, these events directly affected our revenues for this reporting period when compared to the same period in 2004. We believe that the fluctuations are temporary and expect Chinese carriers’ total capital investment in 2005 to be no less than that of 2004, and possibly greater with the expected awarding of 3G network licenses in early 2006.

For the three months and nine months ended September 30, 2005, revenues generated from China Netcom were $130,000 and $427,000, which represented a decrease of 24.4% and an increase of 148.3%, respectively, compared to the corresponding periods of 2004.  For the three months and nine months ended September 30, 2005, revenues generated from China Telecom were $982,000 and $2,260,000, which represented an increase of 110.7% and 220.1% respectively, compared to the same periods of 2004.  We began to generate revenues from PHS sales to China Netcom and China Telecom in April 2004.  We expect that the revenue contribution from these telecom carriers will gradually increase, as they continue to invest in their PHS network and also after they obtain 3G operating licenses, which will further stimulate their infrastructure investment.

For the three months and nine months ended September 30, 2005, direct product sales derived from system integrators were $156,000 and $736,000, which represented an increase of 310.5% and 247.2%, respectively, compared to the corresponding periods of 2004.  In this period, we did not generate any revenue through R&D technologies sales as our R&D center was developing 3G related technologies and applications that will be sold upon 3G deployment.

Revenues from carriers, system integrators and manufacturers for the nine months ended September 30, 2005 accounted for 90.8%, 6.2% and 3.0% of total revenues, respectively, compared to 98.3%, 1.7% and 0% for the same period of 2004.  Revenues from China Mobile, China Unicom, China Netcom and China Telecom for the nine months ended September 30, 2005 accounted for 14.8%, 53.4%, 3.6% and 19.0% of total revenues, respectively, compared to 20.0%, 71.4%, 1.3% and 5.6% for the same period of last year.

Revenues from telecom carriers were our major revenue source for the nine months 2005 reporting period and China Mobile, China Unicom and China Telecom accounted for the majority.  The change in revenue concentration, compared to the corresponding period in 2004, was driven primarily by the following factors: (1) decrease in sales to China Unicom; and (2) additional revenues derived from new sources and new customers.

Breakdown by solutions

Three months ended September 30, 2005

	2005		2004		Increase/Decrease
	$’000	% of Revenue	$’000	% of Revenue	$’000%
Indoor	3,276	82.94	5,172	99.31	-1,896	-36.66
Outdoor	556	14.08	-	-	556	-
Others	118	2.99	36	0.69	82	227.78
Total	3,950	100	5,208	100	-1,258	-24.16

Nine months ended September 30, 2005

	2005		2004		Increase/Decrease
	$’000	% of Revenue	$’000	% of Revenue	$’000%
Indoor	9,428	79.31	10,532	82.81	-1,104	-10.48
Outdoor	1,299	10.93	892	7.01	407	45.63
Others	1,160	9.76	1,295	10.18	-135	-10.42
Total	11,887	100	12,719	100	-832	-6.54

For the three months and nine months ended September 30, 2005, revenues generated from indoor wireless coverage solutions were $3,276,000 and $9,428,000, which represented a decrease of 36.7% and 10.5%, respectively, compared to the corresponding periods of 2004.  For the three and nine months ended September 30, 2005, revenues generated from outdoor wireless coverage solutions were $556,000 and $1,299,000, respectively.  No revenue was derived from outdoor wireless coverage solutions for the third quarter of last year, and related revenue for the nine months 2005 reporting period represented an increase of 45.6% as compared to the same period of 2004.

For the three months and nine months ended September 30, 2005, revenues generated from indoor wireless coverage solutions accounted for 82.9% and 79.3% of total revenues, respectively, compared to 99.3% and 82.8% for the corresponding periods of 2004.  For the aforesaid periods, revenues generated from outdoor wireless coverage solutions accounted for 14.1% and 10.9% of total revenues, respectively, compared to 0% and 7.0% for the same periods of 2004.

The increase in outdoor coverage revenues in the third quarter of 2005 was due to sales made to China Netcom and China Telecom providing enhanced PHS wireless signals in rural outdoor areas.  Nevertheless, revenue from indoor wireless coverage solutions continued to be our major revenue source, as urban wireless demand was considerably higher than that of rural.

Breakdown by regions

Three months ended September 30, 2005

	2005		2004		Increase/Decrease
	$’000	% of Revenue	$’000	% of Revenue	$’000%
North	1,941	49.14	3,380	64.90	-1,439	-42.57
South	1,518	38.43	1,060	20.35	458	43.21
East	491	12.43	768	14.75	-277	-36.07
Total	3,950	100	5,208	100	-1,258	-24.16

Nine months ended September 30, 2005

	2005		2004		Increase/Decrease
	$’000	% of Revenue	$’000	% of Revenue	$’000%
North	5,034	42.35	8,396	66.01	-3,725	-44.37
South	5,683	47.81	2,583	20.31	3,100	120.02
East	1,170	9.84	1,740	13.68	-570	-32.76
Total	11,887	100	12,719	100	-832	-6.54

For the three months and nine months ended September 30, 2005, revenues generated from the North (covering areas such as Beijing, Tianjin, Xinjiang and etc.) were $1,941,000 and $5,034,000, representing a decrease of 42.6% and 44.4%, respectively, compared to the corresponding periods of 2004.  For the three and nine months ended September 30, 2005, revenues generated from the South (covering areas such as Guangdong, Fujian, Sichuan and etc.) were $1,518,000 and $5,683,000, representing an increase of 43.2% and 120% respectively, compared to the same periods of 2004.  For the same periods, revenues generated from the East (covering areas such as Shanghai, Nanjing and etc.) were $491,000 and $1,170,000, representing a decrease of 36.1% and 32.8%, respectively, compared to the corresponding periods of 2004.

For the three months and nine months ended September 30, 2005, revenues generated from the North accounted for 49.1% and 42.3% of total revenues, respectively, compared to 64.9% and 66% for the corresponding periods of 2004.  For the three and nine months ended September 30, 2005, revenues generated from the South accounted for 38.4% and 47.8% of total revenues, respectively, compared to 20.3% and 20.3% for the same periods of 2004.  For the same periods, revenues generated from the East accounted for 12.4% and 9.8% of total revenues, respectively, compared to 14.7% and 13.7% for the corresponding periods of 2004.

The lower revenues in the North and the East, during the nine month 2005 period, was primarily due to a drop in sales made to China Unicom given the carrier’s uncertain capital expenditure deployment schedule, coupled with our effort to control sales to the carrier.  The revenue increase in the South was primarily due to several factors: (1) additional contributions from newly established branches, such as branches in Sichuan, Yunan and Guizhou Provinces; and (2) a $1,377,000 wireless signal improvement service project carried out for the Guangxi branch of China Unicom in the second quarter of 2005.

Costs of Revenues

Three months ended September 30, 2005

	2005		2004		Increase/Decrease
	$’000	% of Total costs	$’000	% of Total costs	$’000%
Costs of product sales	1,430	81.67	2,078	83.42	-648	-31.18
Costs of system integration service sales	321	18.33	413	16.58	-92	-22.28
Costs of R&D technologies sales	0	0	0	0	0	0
Total	1,751	100	2,491	100	-740	-29.71

Nine months ended September 30, 2005

	2005		2004		Increase/Decrease
	$’000	% of Total costs	$’000	% of Total costs	$’000%
Costs of product sales	4,050	71.77	5,196	87.50	-1,146	-22.06
Costs of system integration service sales	1,537	27.24	742	12.50	795	107.14
Costs of R&D technologies sales	56	0.99	0	0	56	-
Total	5,643	100	5,938	100	-295	-4.97

For the three months and nine months ended September 30, 2005, our total costs of revenues were $1,751,000 and $5,643,000, which represented a decrease of 29.7% and 4.9%, respectively, when compared to the corresponding periods of 2004.

Costs of revenues include costs of product sales, costs of system integration service sales and costs of R&D technologies sales.

For the three months and nine months ended September 30, 2005, our costs of product sales were $1,430,000 and $4,050,000, which represented a decrease of 31.2% and 22.1%, respectively, when compared to the same periods of 2004.  The percentage decrease in costs of product sales corresponded with the percentage drop in revenues generated from product sales of 31.7% and 21.1%, respectively, for the aforesaid periods.  We are continuously working to lower our costs of product sales through a series of effective cost control measures, including reducing purchasing costs through large scale procurement, decreasing the use of raw materials through system design optimization, regularly improving our system integration technologies, and optimizing our supply chain to receive better terms from suppliers.

For the three months and nine months ended September 30, 2005, our costs of system integration service were $321,000 and $1,537,000, representing a decrease of 22.3% and an increase of 107.1%, respectively, as compared to the same periods of 2004.  Compared to the percentage increase of revenues generated from system integration service sales of 31.2% and 71.7%, respectively, for the aforesaid periods, the significant drop in costs of service for the 2005 third quarter resulted from lower construction costs during various wireless signal improvement service projects provided for the Shanghai branch of China Mobile.  Shanghai remains one of the largest markets in the PRC with high wireless usage concentration and demand.  Consequently, we maintain a construction team in Shanghai to provide related project installation work that could reduce incurring costly third-party contractor fees.  In contrast to this policy,  in the second quarter of 2005, a $1,377,000 wireless signal improvement service project was awarded to us by the Guangxi branch of China Unicom.  Under this service contract, we were required to employ a designated contractor to perform the construction work.  The costs paid to the contractor were significantly higher than the average costs paid in other projects, and as a result, the percentage increase of costs of services exceeded that of revenues generated from service sales for the 2005 nine months  reporting period.

The cost of R&D technologies sales were associated with R&D technologies sales made in the first quarter of 2005.  No costs of R&D technologies were incurred in the second and third quarters of 2005 as no R&D technologies sales were made.

Our costs of product sales, costs of system integration service sales and costs of R&D technologies sales for the nine months ended September 30, 2005, accounted for 71.8%, 27.2% and 1.0% of total costs, respectively, compared to 87.5%, 12.5% and 0% for the corresponding period in 2004.

Gross Profit and Gross Margin

For the three months and nine months ended September 30, 2005, our gross profit was $2,199,000 and $6,244,000, which represented a decrease of 19.1% and 7.9%, respectively, as compared to the same periods of 2004.  Our gross margin for the aforesaid periods was 55.7% and 52.5%, a drop from 52.2% and 53.3%, respectively, for the same periods of last year.

For the three months and nine months ended September 30, 2005, gross margin of product sales was 54.3% and 53.8%, compared to 54.7% and 53.2%, respectively, for the same periods in 2004.  For the indicated 2005 periods, gross margin of system integration service sales was 60.8% and 44.3%, compared to 33.8% and 53.8%, respectively, for the same periods of last year.

We were able to maintain a stable gross margin of product sales during the reporting period.  Nevertheless, we continue to focus on: (1) our ability to develop and regularly introduce new models to meet market needs; (2) improving our bargaining power with suppliers by increasing scale of operations; and (3) expanding our efforts to exercise cost control.

System integration service gross margins increased to 60.8% in the nine months 2005 period compared to 33.8% in the corresponding period in 2004.  The improvement was due to a reduction in construction costs from various wireless signal improvement service projects provided for the Shanghai branch of China Mobile.  Shanghai is one of the PCR’s largest markets with high wireless usage concentration and demand.  Consequently, we maintain a construction team there to provide related project installation work that could greatly reduce incurring costly third-party contractor fees. In contrast to this policy, in the second quarter of 2005, a $1,377,000 wireless signal improvement service project was awarded to us by the Guangxi branch of China Unicom.  Under this service contract, we were required to employ a designated contractor to perform the construction work.  The costs paid to the contractor were significantly higher than the average costs paid in other projects, and as a result, the related gross margin was lower for the nine months 2005 reporting period.

Operating Expenses

Three months ended September 30, 2005

	2005		2004		Increase/Decrease
	$’000	% of Revenue	$’000	% of Revenue	$’000%
Sales and marketing expenses	844	21.37	743	14.27	101	13.59
General and administrative expenses	518	13.11	220	4.22	298	135.45
Research and development expenses	155	3.92	82	1.57	73	89.02
Total	1,517	38.41	1,045	20.07	472	45.17

Nine months ended September 30, 2005

	2005		2004		Increase/Decrease
	$’000	% of Revenue	$’000	% of Revenue	$’000%
Sales and marketing expenses	2,064	17.36	1,456	11.45	608	41.76
General and administrative expenses	1,434	12.06	669	5.26	765	114.35
Research and development expenses	309	2.60	162	1.27	147	90.74
Total	3,807	32.03	2,287	17.98	1,520	66.46

Operating expenses mainly include sales and marketing expenses, general and administrative expenses, and research and development expenses.

Sales and marketing expenses

Sales and marketing expenses include all related expenses and remunerations for sales personnel and travel expenses related to sales of products and development of market.

For the three months and nine months ended September 30, 2005, sales and marketing expenses were $844,000 and $2,064,000, accounting for 21.4% and 17.4% of total revenues, as compared to $743,000 and $1,456,000, respectively, for the corresponding periods of 2004.  Sales and marketing expenses for the aforesaid periods increased by 13.59% and 41.76%, respectively, as compared to the same periods of last year.

Sales and marketing expenses increased due to an expansion in our product range, expenses incurred to penetrate new markets, opening new branches and representative offices, as well as investments related to business expansion in new markets.  We have opened 7 domestic branches and offices since the second quarter of 2004 and now have a total of 22 branches and offices as of September 30, 2005.  We have begun to enter  new markets including Vietnam, Indonesia and India since the end of 2004.  Additional expenses have also been incurred due to customer development efforts with new customers, such as China Netcom and China Telecom.  We anticipate these incurred expenses will  eventually improve our revenue performance in the coming quarters.

General and administrative expenses

General and administrative expenses consist primarily of compensation for personnel, travel expenses, materials, expenses related to ordinary administration, fees for professional services and allowance for doubtful accounts.

For the three months and nine months ended September 30, 2005, general and administrative expenses were $518,000 and $1,434,000, accounting for 13.1% and 12.1% of total revenues, as compared to $220,000 and $669,000, respectively, for the corresponding periods of 2004.  General and administrative expenses for the aforesaid periods increased by 135.4% and 114.3%, respectively, as compared to the same periods of last year.

The major reasons for the increase in general and administrative expenses were as follows:

(1)

An allowance for doubtful accounts of $289,000 was taken in the third quarter of 2005, totaling $707,000 as of September 30, 2005.  We have never experienced write-offs but opted to take the allowance, in this case, due to the significant amounts involved and the long outstanding period of receivables.  We have conservatively and carefully assessed the recoverability of accounts receivable on an individual customer basis.  Consequently, we set the allowance to receivables aged over 12 months with no significant settlements during the year and no contract in hand.

(2)

Another $198,000 was paid as of September 30, 2005 for legal and professional fees paid in relation to our listing on the American Stock Exchange on May 17, 2005.  No such expenses were paid for the same period of 2004.

Excluding the allowance for doubtful debts, and legal and professional fees related to the listing, general and administrative expenses were $529,000 representing a 20.9% decline from the same period of 2004. These expenses were incurred primarily to gain greater control over expenses, reduce administrative staff and implement our internal expense control procedures.

Research and development expenses

Research and development expenses include remunerations for R&D staff, material expenses, travel expenses and facilities.

For the three months and nine months ended September 30, 2005, R&D expenses were $155,000 and $309,000, accounting for 3.9% and 2.6% of total revenues, as compared to $82,000 and $162,000, respectively, for the corresponding periods of 2004.  R&D expenses for the aforesaid periods increased by 89.0% and 90.7%, respectively, as compared to the same periods of last year.

Total R&D expenses - inclusive of R&D expenditures classified as R&D technologies sales costs - for the nine months ended September 30, 2005 amounted to $365,000, which represented an increase of 125.3%, as compared to the same period of 2004.

We have directed some of our R&D efforts towards investing into wireless telecommunications research and development, primarily 3G related technologies and applications.  We expect these research activities will enhance our technologies, reduce the cost of existing products and create future revenue streams through the launch of new products.

LIQUIDITY AND SOURCE OF CAPITAL

We generally finance our operations from cash flows generated internally and through bank loans.  As of September 30, 2005, we had current assets of $30,895,000 and current liabilities of $15,840,000.  Current assets are comprised of: cash and cash equivalents of $1,658,000; accounts receivable of $25,434,000; prepayments, deposits and other receivables of $1,621,000; and inventories of $2,182,000.  Current liabilities are comprised of accounts payable of $4,607,000, tax payables of $7,134,000 and other payables and accruals of $4,099,000.

As of September 30, 2005, our cash and bank balances were mainly denominated in Renminbi (“RMB”) and United States Dollars (“US$”).  Our revenues and expenses, assets and liabilities are mainly denominated in RMB and US$.

Trading terms with our customers are conducted mainly on credit.  As of September 30, 2005, our accounts receivable was $25,434,000, compared to $23,248,000 as of June 30, 2005, $21,019,000 as of March 31, 2005 and $19,845,000 as of December 31, 2004, representing an increase of 9.40%, 21% and 28.16%, respectively.  The credit period is generally less than one year.  The gradual increase in the accounts receivable since 2002 is mainly due to: (1) revenue growth resulting from an expansion in the scale of our business; and (2) a change in the settlement patterns of the telecom carriers.  In light of the rapid growth of the wireless telecom market in the PRC, there has been an increase in the number of wireless coverage services providers operating since 2003.  Consequently, given the supply of wireless coverage providers, telecom carriers in the PRC have leverage in negotiating payment terms.  Telecom carriers currently make partial payments after the completion of a contract, with additional credit terms, rather than payment in advance as in 2003 and before.

Although we have experienced a long accounts receivable turnover period, we believe that these receivables are recoverable in the coming quarters since our major customers - namely, China Mobile, China Unicom and China Telecom - are reputable and sizeable telecom carriers in the PRC.  Additionally, we have always been able to collect debts even though bad-debt allowance have previously been made.  Notwithstanding this, we will pay special attention to lowering the turnover period of our accounts receivable balances and have taken the following measures:

(1)

A special team has been established to monitor the collection of receivables.  The team members include finance officers, marketing managers and executive officers of branches.  The CEO is responsible for assessing the team’s performance.  An incentive program coupling the team’s performance to compensation was also established.

(2)

We have strengthened our credit control procedures.  In particular, we closely monitor long outstanding receivables and critically assess recoverability on an individual customer basis.  For those debtors who have unsatisfactory credit records, we may consider terminating our business relationship with them.  For instance, as there is a significant accounts receivable due from China Unicom, we decided to control our sales to certain provincial branches of the carrier that already had long outstanding balances.

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

As of September 30, 2005, our other payables and accruals were $4,099,000, as compared to $4,129,000 as of June 30, 2005, $3,113,000 as of March 31, 2005 and $3,473,000 as of December 31, 2004, which represented a decrease of 0.7%, and increases of 31.67% and 18.02%, respectively.  The increase in other payables and accruals was primarily due to the accrual of costs paid to the designated contractor employed in connection to the wireless signal improvement service contract with the Guangxi branch of China Unicom.

We experienced negative cash flows from operating activities for the nine months ended September 30, 2005 primarily due to the accounts receivable issues mentioned above.  In order to address this liquidity issue, apart from the implementation of the above-mentioned measures to reduce the debtor turnover period, we are also exploring the possibility of obtaining third party financing and considering other capital markets alternatives.  However, we do believe that our liquidity position will improve once these previously mentioned measures are deployed.

Our gearing ratio, calculated as total debts over total assets, was 49.6% as of September 30, 2005, 50.8% as of June 30, 2005, 52.3% as of March 31, 2005 and 53.2% as of December 31, 2004.

CONTINGENT LIABILITIES

As of September 30, 2005, we had not entered into any guaranteed contracts nor any non-disclosed contracts that will affect stockholders’ equity or share structure.

We recognize our revenues upon the completion of contracts and have made full tax provision in accordance with relevant national and local laws and regulations of the PRC.  A contract is considered completed upon completion of all essential contract work and when installation has been accepted by the customer.  It is common practice in the PRC that invoices are not issued to customers until payments are received.  We follow the practice of reporting our revenue for PRC tax purposes when invoices are issued. All unbilled revenue will become taxable when invoices are issued.  For PRC tax reporting purposes, we recognize revenue on an "invoice basis" instead of when goods are delivered and services are rendered.  This is not in strict compliance with the relevant laws and regulations.  Consequently, despite the fact that we have made a full tax provision in the financial statements, we may be subject to a penalty for the deferred reporting of tax obligations.  The exact amount of any penalty cannot be estimated with any reasonable degree of certainty.  Management considers it unlikely that a tax penalty will be imposed.

EMPLOYMENT AND REMUNERATIONS

As of September 30, 2005, we had 425 employees.  Total employee expenses reported for the three months and nine months ended September 30, 2005 were $295,000 and $851,000, respectively.  We offer competitive remuneration schemes to our employees based on industry practices as well as employee performance.

STOCK OPTION PLAN

On June 27, 2005, a Stock Option Plan was approved at the 2005 annual meeting of stockholders.  The purpose of the Plan is to promote the growth and general prosperity of Telestone by permitting us to grant options to purchase common stock and restricted stock of Telestone to key employees, non-employee directors, and advisors.  The Plan is designed to help us attract and retain superior personnel for positions of substantial responsibility and to provide key employees, non-employee directors, and advisors with an additional incentive to contribute to the success of Telestone.  There have been no options granted to any parties as of September 30, 2005.

Item 3. Controls and Procedures.

Prior to the conclusion of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13(a)-14(c).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

There were no changes in our internal controls covering any financial reporting - identified in connection with the evaluation performed - that occurred during the fiscal quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

________________________________________________________________________________

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

A former stockholder of Telestone initiated arbitration proceedings in the People's Republic of China against SMI alleging the failure of SMI to settle the payment of the consideration owed to said stockholder as a result of the transaction pursuant to which SMI acquired all of the outstanding share capital of Telestone.  The value of the above claim is approximately $1.2 million.

On September 16, 2005, the arbitration was cancelled as the arbitration agency has come to a conclusion that the arbitration was not within its jurisdiction, but the ex-stockholder of Beijing Telestone retains the right for further action of the claims.  Management believes that the claim is without merit.

________________________________________________________________________________

Item 6.

     Exhibits.

Exhibit

Number

Description of Document

31.1

Rule 13a-14(a)/15d-14(a) Certification (CEO)**

31.2

Rule 13a-14(a)/15d-14(a) Certification (CFO)**

32.1

Section 1350 Certification (CEO)**

32.2

Section 1350 Certification (CFO)**

**Filed herewith.

________________________________________________________________________________

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELESTONE TECHNOLOGIES CORPORATION

Date: November 13, 2005

By: /s/ Han Daqing

Name: Han Daqing

Title: Chief Executive Officer

Date: November 13, 2005

By: /s/ Liu Dongping

Name: Liu Dongping

Title: Chief Financial Officer

________________________________________________________________________________

EXHIBIT 31.1

CERTIFICATION

I, Han Daqing, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Telestone Technologies Corporation for the period ended September 30, 2005;

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have;

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c.

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

By:  /s/ Han Daqing

Han Daqing
Chief Executive Officer
November 13, 2005

________________________________________________________________________________

EXHIBIT 31.2

CERTIFICATION

I, Liu Dongping, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Telestone Technologies Corporation for the period ended September 30, 2005;

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have;

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c.

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

By:  /s/ Liu Dongping

Liu Dongping
Chief Financial Officer
November 13, 2005

________________________________________________________________________________

EXHIBIT 32.1

Certification Pursuant to
18 U.S.C. Section 1350,
as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Telestone Technologies Corporation (the “Company”) on Form 10-QSB for the period ended September 30, 2005 as filed with the Securities Exchange Commission on the date hereof (the Report).  I, Han Daqing, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: November 13, 2005

By:  /s/ Han Daqing

Han Daqing
Chief Executive Officer

________________________________________________________________________________

EXHIBIT 32.2

Certification Pursuant to
18 U.S.C. Section 1350,
as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Telestone Technologies Corporation (the “Company”) on Form 10-QSB for the period ended September 30, 2005 as filed with the Securities Exchange Commission on the date hereof (the Report).  I, Liu Dongping, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: November 13, 2005

By:  /s/ Liu Dongping

Liu Dongping
Chief Financial Officer

________________________________________________________________________________