Form 10KSB
period 2005-12-31
TELESTONE TECHNOLOGIES CORP
filed 2006-03-31
CIK 817129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: December 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 033-15096

TELESTONE TECHNOLOGIES CORPORATION

(Name of Small Business Issuer Specified in Its Charter)

Delaware	84-1111224
(State of incorporation)	(IRS Employer Identification Number)

Floor 6, Saiou Plaza, No. 5 Haiying Road, Fengtai Technology
Park, Beijing, China 100070
(Address of principal executive offices) (Zip Code)

86-10-836-70505
(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐

The Issuer’s revenue for its most recent fiscal year was $17,410,000.

As of March 18, 2005, 8,587,106 shares of the Issuer’s $0.0001 par value common stock were outstanding and the aggregate market value of the shares held by non-affiliates was approximately $37,743,666 based upon a closing bid price on March 18, 2005 of $4.40 per share of common stock on AMEX.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

i

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

Corporate History

Unless otherwise indicated, or unless the context otherwise requires, all references in this Annual Report to the terms “Company,” “Telestone,” “we,” “our,” or “us” shall mean Telestone Technologies Corporation, a Delaware corporation.

We were organized under the laws of the State of Colorado in February 1987 under the name Shield Enterprises, Inc.

On January 3, 2002, we entered into an exchange agreement with EliteAgents Mortgage Services, Inc. (formerly EliteAgents, Inc.) (“Elite”), a licensed mortgage banker. As a result of the exchange, Elite became our wholly-owned subsidiary, and we had 80,000,000 shares of common stock outstanding, of which 72,000,000 shares were owned by the former stockholders of Elite and 8,000,000 shares were owned by our existing stockholders. Elite continued its mortgage banking activities and other financial services subsequent to the exchange. In addition, effective May 8, 2002, we formed a wholly-owned subsidiary, EliteAgents Leasing Services, Inc. (“Leasing”), for the purpose of establishing equipment financing and leasing operations.

On September 26, 2003, we and Elite (the “Debtors”) each filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of New Jersey (the “Court”) (Case Nos. 03-41805 and 03-41806). The two voluntary petitions of the Debtors were consolidated for administrative purposes only on October 20, 2003. On December 30, 2003, the Bankruptcy Court authorized the Debtors to sell substantially all of their assets.

On March 24, 2004, the Court authorized the Debtors to sell both designation rights for a plan of reorganization and 25 million common shares, which were nondilutable under any capitalization, to Focus Tech Investments, Inc. (“Focus”) or its designee for a purchase price of $65,000.00. In addition, 14 creditors agreed to advance an aggregate of $50,000.00, as a non-recourse claim, under the terms of convertible promissory notes (“Notes”), pursuant to Section 1145 of the Bankruptcy Code, to the Debtors, to fund fees and expenses of the Debtors’ as well as related committee’s professionals for a plan of reorganization. The Notes were convertible into a total of 4,000,000 common shares and 1,000,000 warrants issued pursuant to Section 1145 of the Bankruptcy Code. The transaction was exempt from the registration requirements of Section 5 of the Securities Act of 1933 as well as state and local law statutes requiring registration for an offer or sale of a security.

On August 10, 2004, the Court approved the Plan and entered the order entitled “Order Approving Disclosure Statement and Confirming First Amended Plan of Liquidation and Authorizing and Directing Certain Actions In Connection Therewith” (the “Order”). Pursuant to the Plan, all prior operational assets were liquidated and the proceeds were paid, per the approved claim schedule, to creditors and for the administration of the estate. Pursuant to the Plan, all of the property of the Debtor’s estate vested in the Plan trustee, free and clear of all claims, liens, encumbrances, charges or other interests, and all executory contracts and unexpired leases were rejected. The Court also placed an injunction against all entities that may have held, currently hold, or may hold a debt, claim or other liability or interest against the Debtors, dischargeable upon confirmation of the Plan, and permanently enjoined any action on account of such debt, claim, liability, interest or right. The Court further terminated all claims arising or related to stock, stock options, stock plans for employees, officers and directors, warrants and convertible provisions within the debt instruments by creditors. The Court ordered that our common stock be diluted by a reverse stock split of our issued and outstanding common shares. Under the Order, each share of our common stock issued and outstanding was reclassified on a one (1) for 822 basis at a $0.001 par value.

The Court then ordered that we:

o	reincorporate and redomicile from the State of Colorado to the State of Delaware;

o	that the name of the Company be changed to Telestone Technologies Corporation;

o
that the company’s board of directors be authorized under the Plan to issue common stock pursuant to an exchange agreement at the time of closing or in escrow, in which effective control or majority ownership of the Company is given to the acquired or acquiring business entity without the need of stockholder approval; and

o
that the Board of Directors be authorized to amend the Company’s By-Laws and amend the Company’s fiscal year to a date established and set forth in an exchange agreement without the need of stockholder approval.

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

Pursuant to the Order, we approved the reverse stock split of issued and outstanding common shares. Under the Order, our issued and outstanding common stock was reclassified on a one (1) for 822 basis at a par value of $0.001. A Certificate of Amendment was filed with the Delaware Secretary of State on August 17, 2004.

On August 23, 2004, we completed a share exchange transaction with the stockholders of Success Million International Limited, a company incorporated under the laws of Hong Kong (“SMI”). The share exchange was consummated under Delaware law and pursuant to the terms of that certain Securities Exchange Agreement, dated effective as of August 23, 2004 (the “Exchange Agreement”).

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

We now carry on the business of SMI’s wholly-owned subsidiary, Beijing Telestone Technology Co., Ltd. (“Telestone”). Our executive offices are those of Telestone at Floor 6, Saiou Plaza, No. 5 Haiyang Road, Fengtai Technology Park, Beijing China 100070, and our telephone number is 86-10-83670505.

Current Business Operations

Our present activities as set out below were primarily the business of Telestone. Telestone was initially created as Chinese limited liability company in the People’s Republic of China (“PRC”) in October of 1997. In March of 2004, Telestone became a wholly-owned subsidiary of SMI. Business within the PRC is conducted through Telestone and SMI.

In the previous year, we were wireless communications coverage solutions providers to the Chinese market, and this year we have expanded our market to cover Vietnam. We administer our integrated wireless coverage solutions via our international service and sales networks to our various national and international customers.

The wireless coverage solutions include research and development and application of wireless communications technology. In addition to our homegrown wireless communications equipment which include repeaters, antennas and radio frequency peripherals, we also offer project design, project management, installation, maintenance and other after-sales services which are required by our customers. Our wireless coverage solutions are created to further enhance the coverage of mobile telecommunications networks; this is done so as to improve the quality of reception for mobile phone users. These solutions we provide to the telecommunications industry cover indoor and outdoor environments, including hotels, residential estates, office buildings, airports, exhibition centers, underground stations, highways and tunnels. In the year 2005, the business expanded its services to telecommunication technologies markets, such as PHS (an acronym for Personal Handy phone System) network, 3G (an International Telecommunication Union specification for the third generation mobile communication technology. It will increase bandwidth and work over wireless air interfaces) transformations, residential estate signal cover and supply of railroad special net equipments.

Since the establishment of Telestone in 1997, we have developed business relationships with both China Mobile Communications Corporation (“China Mobile”) and China Unicom Limited (“China Unicom”), along with two PRC based telecom carriers, China Netcom and China Telecom. China Unicom was our main customer in 2004, and the revenue from it accounted for approximately 71.38% of total sales. In 2005, the main customers were China Mobile and China Telecom. The business connection with China Unicom is roughly 50.49%, China Telecom is up to 19.62%, and China Mobile is 17.55%. The accounts receivable cycle with China Unicom is long which ultimately caused our management to decide to shift its sales from China Unicom to China Mobile and China Telecom.

During the fiscal years ended December 31, 2003, 2004 and 2005 sales made by Telestone to China Mobile were $1,757,000, $3,357,000 and $3,055,000, respectively, accounting for 10%, 16.84% and 17.55% of our revenue for these periods, respectively. Sales to China Unicom during the same periods were $14,785,000, $14,230,000 and $8,791,000, respectively, accounting for 85%, 71.38% and 50.49% of our revenue, respectively. Sales to China Telecom during the year ended December 31, 2004 and 2005 were $1,770,000 and $3,416,000, accounting for 8.8% and 19.62% of our revenue. Also during 2004 and 2005, sales to China Netcom were $325,000 and $1,011,000, accounting for 1.63% and 5.81% our revenue for the period.

Our business priority is committing the research and development of wireless communication related technology. Over 90% of our technology is developed in-house at our research and development center. We employ a highly trained and professional staff of engineers, and scientists concentrate on invention and further advances in wireless communication technology.

Our research and development technology is licensed to a third party production center, owned by Shijiazhuang Spectrum Digital Communication Co., Ltd., which is located near our in-house research and development center. We are parties to a Memorandum of Cooperation with Shijiazhuang Spectrum Digital Communication Co., Ltd., which governs the relationship between us. The production center manufactures our products, per our research and development specifications, for resale and delivery by us to our customers.

We have offices in 24 provinces across the PRC offering sales, project survey, design, project management, installation and maintenance services. We think that this intensive sales and service strategy enriches our capability to increase our existing customers base in the PRC and empower us to provide timely response to customers’ inquires as well as technical and maintenance service when our customers request. Our sales efforts are not dependent upon any particular regions or province of the PRC for a material portion of our profit.

Our Business Strategies

We intend to strengthen our profitability and market position by further enhancing our ability to offer integrated wireless coverage solutions tailored to our customers’ requirements in a timely, flexible and cost efficient manner at competitive prices.

We believe that the key growth driver for our business is PRC mobile operators’ continuous demand for network construction, upgrading and optimization. In view of the growing number of mobile subscribers in the PRC, the PRC government’s policy of developing the southwestern and northwestern regions of the PRC and the emergence of 3G in the PRC, we believe that we will benefit from a further expansion of our business relationships with China Mobile and China Unicom through increasing our market share in provinces we currently serve, while establishing our presence in other provinces in the PRC. We currently maintain a national license from the PRC Ministry of Information Industry, which grants us access to the nationwide telecommunications systems integration industry.

During 2005, there have been many exciting developments within the telecommunication industry of the PRC and we have put ourselves in a position that enables us to have the necessary components needed to implement 3G technology in preparation for the advent of this technology. We have done this to enable us to provide 3G to our existing customers, and this helps us maintain our relationship with the Chinese mobile industry providers.

Improvement of research and development is something we strive to attain, as we believe this to be one of the most important factors in the evolution and success of our Company. The advent of 3G technologies is something we have focused on in 2005. We have done this to help put us at the forefront of this new industry.

Competitive Advantages

The telecommunication coverage services within the PRC is an extremely competitive business. We always keep this in mind, so that we can maintain a competitive edge to help us stay one step ahead of the competition.

We maintain our competitive edge by initiating the following:

o	Enforcement of mandatory quality control systems;

o	Constantly updating of our research and development methods and facilities;

o	The flexibility of our research and development center helps us satisfy specific needs of our customers;

o	The relationships we keep with China Mobile, China Telecom and China Netcom;

o	Our collective knowledge, understanding and experience within the field of telecommunications;

o	The continuous upgrading of employees education administered through internal education programmers.

Description of Products & Services

We design and sell electronic equipment to our customers to provide wireless communications coverage. Many of these types of equipment are highly specialized active microwave components designed to meet the needs of our customers, including repeaters, trunk amplifiers and tower-tip amplifiers. We also provide our customers with passive components, including filters, antennae and various types of wireless coverage accessories.

In addition to designing and selling our products, we also provide systems integration services for our customers. The primary systems integration services provided to our customers are project design and engineering, specifically, the development and design of indoor (living quarters, hospital systems, and hotels) and outdoor (expressways, railways and blind areas) wireless signal complementary coverage solutions and its applied products. This includes the design of the required equipment, the implementation and project quality evaluation as well as after-sale maintenance and optimization.

Research & Development

We maintain a research and development center where the majority of our products are designed by our staff of engineers and scientists. Our research and development center is equipped with the latest equipment and testing facilities which gives our research and development personnel the tools they require to make significant advances into wireless coverage technologies. Currently, our research and development center is focused on designing new products to meet the expected increased demand for 3G wireless products in the PRC.

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

Some of our international competitors are Powerwave Technologies and Andrew Corporation. These overseas competitors are not a key threat to Telestone because they have no competitive advantage with respect to product costs and they are not accustomed to the marketplace of the PRC.

o
Powerwave Technologies, Inc. is a global provider of end-to-end wireless infrastructure solutions for use in wireless communications networks. They offer original equipment manufacturers, operators and network providers a portfolio of Antenna Systems, Base Station Systems and Coverage Systems.

o
Andrew Corporation is a global designer, manufacturer, and supplier of communications equipment, services and systems. Andrew products and expertise are found in communications systems throughout the world, including wireless and distributed communications, land mobile radio, cellular and personal communications, broadcast, radar and navigation.

Government Regulation

The following is a summary of the principal governmental laws and regulations that are or may be applicable to our operations in the PRC. The scope and enforcement of many of the laws and regulations described below are uncertain. We cannot predict the effect of further developments in the Chinese legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement of laws.

The telecommunications industry, including certain wireless coverage solution provider services, is highly regulated in the PRC. Regulations issued or implemented by the State Council, the Ministry of Information Industries, and other relevant government authorities cover many aspects of telecommunications network operations, including entry into the telecommunications industry, the scope of permissible business activities, interconnection and transmission line arrangements, tariff policy and foreign investment.

The principal regulations governing the telecommunications services business in the PRC include:

o
Telecommunications Regulations (2000), (the “Telecom Regulations”). The Telecom Regulations categorize all telecommunications businesses in the PRC as either infrastructure telecommunications businesses or value-added telecommunications businesses. Under the Telecom Regulations, certain services are classified as being of a value-added nature and require the commercial operator of such services to obtain an operating license, including telecommunication information services, online data processing and translation processing, call centers and Internet access. The Telecom Regulations also set forth extensive guidelines with respect to different aspects of telecommunications operations in the PRC.

o
Regulations for the Administration of Foreign-Invested Telecommunications Enterprises (2002), (the “FI Telecom Regulations”). The FI Telecom Regulations set forth detailed requirements with respect to capitalization, investor qualifications and application procedures in connection with the establishment of a foreign-invested telecom enterprise.

o
Foreign Exchange Controls. The principal regulations governing foreign exchange in the PRC are the Foreign Exchange Control Regulations (1996) and the Administration of Settlement, Sale and Payment of Foreign Exchange Regulations (1996), (“the Foreign Exchange Regulations”). Under the Foreign Exchange Regulations, Renminbi (“RMB”) is freely convertible into foreign currency for current account items, including the distribution of dividends. Conversion of RMB for capital account items, such as direct investment, loans and security investment, however, is still subject to the approval of the State Administration of Foreign Exchange (“SAFE”). Under the Foreign Exchange Regulations, foreign-invested enterprises are required to open and maintain separate foreign exchange accounts for capital account items. In addition, foreign-invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business after providing valid commercial documents, and in the case of capital account item transactions, obtaining approval from SAFE.

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

While we actively take steps to protect our proprietary rights, including obtaining patent protection where applicable, such steps may not be adequate to prevent the infringement or misappropriation of our intellectual property. This is particularly the case in the PRC where the laws may not protect our proprietary rights as fully as in the United States. Infringement or misappropriation of our intellectual property could materially harm our business.

We have registered our corporate logo as a trademark with the Trademark Office of the PRC. The corporate logo depicts our name in English as well as Mandarin Chinese. China’s trademark law utilizes a “first-to-file” system for obtaining trademark rights. As a result, the first applicant to file an application for registration of a mark will preempt all other applicants. Prior use of unregistered marks, except “well known” marks, is generally not a basis for legal action in the PRC. We may not be able to successfully defend or claim any legal rights in any trademarks for which we apply in the future.

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

Reliance on Significant Customers.

Our success depends substantially upon retaining our significant clients, such as China Unicom and China Mobile. We cannot guarantee that we will be able to retain long-term relationships or secure renewals of short-term relationships with our significant clients in the future. If we were to lose such customers, it is unclear if we would be able to replace them or how long it would take to do so. Accordingly, our revenues and profitability would be negatively impacted.

High level of Fixed Costs.

We incur a high level of fixed costs related to our business. These fixed costs result from significant investments in our research and development and fixed assets. The loss of any one of our significant customers could leave us with a significantly higher level of fixed costs than is necessary to serve our remaining customers, thereby reducing our revenues, profitability and cash flow.

No Long Term Contracts.

All of our agreements with our customers are for short term projects or sales of equipment. While we feel that our significant relationships with China Unicom and China Mobile will likely provide additional sales agreements in the future, none of our customers are contractually bound to purchase any products or services from us.

Dependence on a Limited Number of Suppliers.

We rely on certain suppliers to provide us with various pieces of telecommunications equipment. If we were to lose our relationship with those suppliers, we may experience difficulties finding a suitable replacement for our equipment needs.

We face intense competition.

The market for wireless coverage solutions services is intensely competitive in the PRC. There are other wireless coverage service providers which we compete with for business. There are low barriers to entry for new competitors in this market and we may experience a negative impact as a result of increased competition. In addition, our existing or potential competitors may in the future achieve greater market acceptance and gain additional market share, which in turn could reduce our revenues.

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

We utilize a third party production center for the manufacture of the products we sell to our customers. We are parties to a memorandum of cooperation regarding such manufacturing arrangement, however we cannot be assured that such cooperation will continue indefinitely. Should we be required to utilize a different source for our manufactured products, our costs could be negatively affected.

Rapid growth and a rapidly changing operating environment strain our limited resources.

We will need to increase our investment in our technology infrastructure, facilities and other areas of operations, in particular our product development. If we are unable to manage our growth and expansion effectively, the quality of our products and services, and in turn, our customer support could deteriorate and our business may suffer. Our future success will depend on, among other things, our ability to:

o	Continue developing new technologies through our research and development facilities acceptable to the PRC market,

o
continue training, motivating and retaining our existing employees and attract and integrating new employees, including our senior management, most of whom have been with our Company for less than one year,

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

From time to time, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of our resources. In addition, third parties may initiate litigation against us for alleged infringement of their proprietary rights. In the event of a successful claim of infringement and our failure or inability to develop non-infringing technology, content or license the infringed or similar technology or content on a timely basis, our business could suffer. Moreover, even if we are able to license the infringed or similar technology or content, license fees that we pay to licensors could be substantial or uneconomical.

We have limited business insurance coverage.

The insurance industry in the PRC is still at an early stage of development. Insurance companies in the PRC offer limited business insurance products, and do not, to our knowledge, offer business liability insurance. As a result, we do not have any business liability insurance coverage for our operations. Any business disruption, litigation or natural disaster might result in substantial costs and diversion of resources.

Our ability to generate revenues could suffer if the Chinese market for wireless coverage solutions services does not develop as anticipated.

The wireless services market in the PRC has evolved rapidly over the last four years, with the introduction of new services, development of consumer preferences, market entry by new competitors and adaptation of strategies by existing competitors. We expect each of these trends to continue, and we must continue to adapt our strategy to successfully compete in our market.

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

The growth of the Chinese economy has been uneven across geographic regions and economic sectors. There can be no assurance that growth of the Chinese economy will be steady or that any downturn will not have a negative effect on our business. Our profitability will decrease if expenditures for wireless services decrease due to a downturn in the Chinese economy. More specifically, increased penetration of wireless services in the less economically developed central and western provinces of the PRC will depend on those provinces achieving certain income levels, so that mobile phones and related services become affordable to a significant portion of the population.

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

The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases are not and won't be precedent. In the late 1970s, the Chinese government began to promulgate a comprehensive system of laws and regulations governing economic matters. The overall effect of legislation enacted over the past 20 years has significantly enhanced the protections afforded to foreign invested enterprises in the PRC. However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to foreign investors, such as the right of foreign invested enterprises to hold licenses and permits, such as requisite business licenses.

Any recurrence of severe acute respiratory syndrome, (“SARS”), or another widespread public health problem, could adversely affect our business and results of operations.

A renewed outbreak of SARS or another widespread public health problem in the PRC, where all of our revenue is derived, and in Beijing where our operations are headquartered, could have a negative effect on our operations. Our operations may be impacted by a number of health-related factors, including the following:

o	Quarantines or closures of some of our offices which would severely disrupt our operations;

o	The sickness or death of our key officers and employees, and

o	A general slowdown in the Chinese economy.

Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our business and results of operations.

Changes in the PRC’s political and economic policies could harm our business.

The economy of the PRC has historically been a planned economy subject to governmental plans and quotas and has, in certain aspects, been transitioning to a more market-oriented economy. Although we believe that the economic reform and the macroeconomic measures adopted by the Chinese government have had a positive effect on the economic development of the PRC, we cannot predict the future direction of these economic reforms or the effects these measures may have on our business, financial position or results of operations. In addition, the Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development (the “OECD”). These differences include:

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

Because almost all of our future revenues may be in the form of RMB, any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside the PRC or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily, the restriction that foreign invested enterprises may only buy, sell or remit foreign currencies, after providing valid commercial documents, at those banks authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in the PRC, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions.

The value of our securities will be affected by the foreign exchange rate between U.S. dollars and RMB.

The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and RMB. For example, to the extent that we need to convert U.S. dollars into RMB for our operational needs and should the RMB appreciate against the U.S. dollar at that time, our financial position and the price of our common stock may be adversely affected. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of declaring dividends on our ordinary shares or for other business purposes, and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of our earnings from our subsidiaries in the PRC would be reduced.

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

A large portion of our common stock is held by a small number of stockholders. As a result, these stockholders are able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. In addition, the occurrence of sales of a large number of shares of our common stock, or the perception that these sales could occur, may affect our stock price and could impair our ability to obtain capital through an offering of equity securities. Furthermore, the current ratios of ownership of our common stock reduce the public float and liquidity of our common stock, which can in turn affect the market price of our common stock.

We are subject to “penny stock” regulations.

The Securities and Exchange Commission (the “SEC”) has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and our sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. As our securities are subject to the penny stock rules, holders of our securities may have difficulty in selling their securities.

Special Note Regarding Forward-Looking Statements

This Annual Report contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined above. These factors may cause our actual results to differ materially from any forward-looking statement.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Annual Report to conform such statements to actual results or to changes in our expectations.

ITEM 2.	DESCRIPTION OF PROPERTY.

We currently occupy 24 offices, including one branch office in which we maintain certain ownership rights. The balance of our office space is leased by us under lease arrangements we deem to be satisfactory. In addition we lease 18 buildings used by us as warehouses and dormitories in the PRC and one building as our research and development center. We lease our headquarters, located at Floor 6, Saiou Plaza, No. 5 Haiying Road, Fengtai Technology Park, Beijing, PRC 100070, for $108,742.90 per year, pursuant to an operating lease that expires in June 2007. This office space is approximately 1,370 square meters. We also lease the building housing our research and development center, located at 4-2 East Wing, No. 368 New Stone North Road, Shijiazhuang, People’s Republic of China, for approximately $17,870 a year, pursuant to an operating lease that expires in April 2014.

ITEM 3.	LEGAL PROCEEDINGS

A former stockholder of Telestone initiated arbitration proceedings in the PRC against SMI alleging the failure of SMI to settle the payment of the consideration owned to said stockholder as a result of the transaction pursuant to which SMI acquired all of the outstanding share capital of Telestone. The value of the above claim is approximately $1.2 million. The claim was rejected because of non-jurisdiction.

As a result of the rejected claim, the former shareholder initiated a legal proceeding in the PRC against SMI and Beijing Telestone Technologies Corp. for the same claim in nature. The case is in the process of the pretrial preparation. The value of this claim is nearly $1 million. Management believes that the claim is without merit and will be resolved in SMI and Beijing Telestone Technologies Corp’s favor.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the holders of our common stock during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Shares of our common stock are traded on AMEX under the symbol “TST”. Our common stock has been traded on AMEX since May 2005.

Holders. As of January 10th, 2006 we had 235 stockholders of common stock of record, and our common stock had a closing price of $3.64 per share.

The following table sets forth the quarterly average high and low bid prices per share for the common stock for the past two years:

Fiscal Year Ended	Common Stock
December 31, 2004	High	Low
First Quarter	$32.88	$32.88
Second Quarter	$32.88	$32.88
Third Quarter	$4.30	$4.30
Fourth Quarter	$5.00	$4.10

Fiscal Year Ended	Common Stock
December 31, 2005	High	Low
First Quarter(1)	$4.19	$3.60
Second Quarter(1)	$4.85	$3.77
Third Quarter	$5.18	$3.81
Fourth Quarter	$5.81	$4.64

Such quotations are without retail mark-ups, mark-downs or commissions, and may not represent actual transactions and have not been adjusted for stock dividends or splits.

Outstanding Options, Conversions, and Planned Issuance of Common Stock. Except as hereinafter set forth, there are no warrants or options outstanding to acquire any additional shares of common stock. In August 2004, warrants to purchase an aggregate of 1,000,000 shares or our common stock at an excessive price of $3.00 per share were issued to 14 of our creditors under the Plan. The warrants expire March 24, 2009. As of the date of this Annual Report, warrants to purchase 627,000 shares of our common stock have been exercised, resulting in proceeds of $1,881,000.

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

Securities Authorized for Issuance Under Equity Compensation Plans. As of the fiscal year ended December 31, 2005, we have no shares of our common stock or preferred stock that are issuable under compensation plans approved by our security holders.

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

Each of the following individuals received their shares pursuant to our exchange transaction with SMI on August 23, 2004.

Name	Shares
Han Daqing	3,280,000
Wang Jianjun	328,000
Luo Zhengbin	246,000
Zhang Yongjun	164,000
Lu Hanying	82,000

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be place on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-KSB.

We are a wireless communications coverage solutions provider in the PRC. We principally provide mobile telecommunication coverage solutions to our customers in services network to our customers in the PRC.

Our wireless coverage solutions business enhances mobile telecommunication coverage signals and improves the quality of reception for mobile phone users. These solutions are used in a variety of indoor and outdoor environments such as hotels, residential estates, office buildings, airports, exhibition centers, underground stations, highways, tunnels and vast countryside regions.

Our wireless coverage solutions business is comprised of research, development and application of wireless communications technology. In addition to sales of our internally designed wireless communication equipment, including repeaters, antennas and radio frequency accessories, we also provide project design, project management, installation, maintenance and other after-sales services in accordance with our customers’ requirements. Since the establishment of Telestone in 1997, we have gradually developed business relationships with China Mobile and China Unicom, China Telecom and China Netcom, which are our main customers nowadays. During 2005, there was a great improvement of the revenue from China Telecom and China Netcom. Meanwhile we improved its business relationships with wireless system equipment vendor within China. After one year’s exploring in this field, we are starting to expand the business into overseas markets, such as Vietnam. We also have expanded the business to India and Indonesia regions. Furthermore, we are ready to build new offices in Dallas, Texas.

In year 2005, the Company completed the research & development of the 3G applicable equipments. Before 3G licensed Chinese domestic carriers will face the problems of multi-carriers and multi-mobile telecommunication system, therefore our research and development center has developed a new third generation indoor coverage solution, which uses the fiber technology in the radio frequency signal distribution.

The Company believes the above mentioned effort in both marketing and technology will create new source of revenue in the next few years.

During the fiscal years ended December 31, 2004 and 2005 revenues were $19,935,000 and $17,410,000, respectively. Sales made by Telestone to China Mobile were $3,357,000 and $3,055,000, respectively, accounting for 16.84% and 17.55%, respectively. Sales to China Unicom during the same periods were $14,230,000 and $8,791,000, respectively, accounting for 71.38% and 50.49% of our revenue, respectively. Sales to China Telecom were $1,770,000 and $3,416,000, accounting for 8.8% and 19.62% of our revenue. In 2004 and 2005, sales to China Netcom were $324,000 and $1,011,000, accounting for 1.63% and 5.81% of our revenue, respectively. In the year 2005, the main reason of the drop in revenue was attributable to the investment reduce of the carriers on the 2G infrastructure who are waiting for the 3G licenses, especially our main customer, China Unicom.

SIGNIFICANT ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe critical accounting policies as disclosed in our Annual Report on Form 10-KSB/A for the year ended December 31, 2004 reflect the more significant judgments and estimates used in preparation of our financial statements. We believe there have been no material changes to our critical accounting policies and estimates for the year ended December 31, 2005 compared to those discussed in our Annual Report on Form 10-KSB/A for the year ended December 31, 2004.

RESULTS OF OPERATION

Our operating results are presented on a consolidated basis for the year ended December 31, 2005, as compared to the year ended December 31, 2004.

Results of Operations for 12 Months Ended December 31, 2005 and 2004.

	2005		2004		comparisons
Item	Amount US$0	Percentage of revenue (%)	Amount US$0	Percentage of revenue (%)	Growth in amount $0	Increase in percentage (%)
Revenues	17,410		19,935		-2,525	-12.67
Costs & expenses	8,936	51.33	10,152	50.93	-1,216	-11.98
Gross Profit	8,474	48.67	9,783	49.07	-1,309	-13.38
Sales & marketing	2,806	16.12	1,908	9.57	898	47.06
General & administrative	2,048	11.76	3,163	15.87	-1,115	-35.25
R&D	438	2.52	282	1.41	156	55.32
D&A	209	1.20	135	0.68	74	54.81
Interest expenses	26	0.15	32	0.16	-6	-18.75
Other income	784	4.50	249	1.25	535	214.86
Income before tax	3,731	21.43	4,512	22.63	-781	-17.31
Minority interest	0	0.00	368	1.85	-368	-100.00
Extraordinary gain		0.00	2,773	13.91	-2,773	1.00
Net income	3,731	21.43	6,917	34.70	-3,186	-46.06
Cumulative translation reserve	365	2.10		0.00	365
	4,096	23.53	6,917	34.70	-2,821	-40.78

We derive our revenues primarily from capital expenditures made by the PRC’s telecommunication carriers. Our operating revenues are composed of sales of wireless equipment and service income that includes system integration, engineering income, technical support income, wireless network optimization income and network maintenance income.

Our consolidated net income decreased 46.06% to $3,731,000 for the year ended December 31, 2005, as compared for the prior year period. This decrease is attributable to a decrease in revenues of 12.67% in 2005 as compared to 2004. Also, the Company had an extraordinary gain resulting from our reverse merger transaction in 2004, however this extraordinary gain was not reflected in 2005.

For the year ended December 31, 2005, our net income before extraordinary gain, decreased 9.96% to $3,731,000, compared to $4,144,000 in 2004.

For the years ended December 31, 2005 and 2004, a summary of our revenues is as follows.

	2005		2004		Increase/decrease
Revenue	Amount US$	Percentage of revenue (%)	Amount US$	Percentage of revenue (%)	Growth in amount $	%
Sales of equipment	12,573	72.22%	17,722	88.90%	-5,149	-29.05%
Service income	4,837	27.78%	2,213	11.10%	2,624	118.57%

Our revenue for the year ended December 31, 2005 was $17,410, representing a decrease of approximately 12.67% from the previous year. Sales of equipment for the year ended December 31, 2005 were $12,573,000, representing a decrease of 29.05% from the previous year. Service income for the year ended December 31, 2005 was $4,837,000, representing an increase of 118.57% from the previous year. One reason of the decreased revenue is that we cut down our sales to China Unicom due to its high accounts receivables. Therefore, we are adjusting our business strategy to broaden our sale market and develop new business within the PRC and overseas. Another reason for the decrease in revenue is due to the uncertainty of 3G licenses.

Revenue increased from China Telecom and China Netcom due to the high PHS capital investment which moderated the negative impact on the reduced sales to China Unicom and China mobile.

Improved sales of the Company, to agency and system integrators, due to the result of research and development transfer income, raised the Company’s profitability.

Revenue generated from China Unicom accounted for 50.49% in 2005, a decrease of 38.22% compared to that of last year. Revenue generated from China Mobile accounted for 17.55% of our revenue in 2005, a decrease of 9.00% compared to that of last year. Revenue generated from China Netcom accounted for 5.81%, an increase of 212.04% from last year. Revenue generated from China Telecom accounted for 19.62%, an increase of 92.99% compared to that of last year. Sales to agents and system integrators accounted for 6.53% of our revenue in 2005, an increase of 347.64% from fiscal year 2004.

	2005		2004		Comparisons
Carries	Amount US$	Percentage of revenue (%)	Amount US$	Percentage of revenue (%)	Growth in amount US$	Increase in percentage (%)
China Telecom	3,416	19.62%	1,770	8.88%	1,646	92.99%
China Unicom	8,791	50.49%	14,230	71.38%	-5,439	-38.22%
China Netcom	1,011	5.81%	324	1.63%	687	212.04%
China Mobile	3,055	17.55%	3,357	16.84%	-302	-9.00%
Others	1,137	6.53%	254	1.27%	883	347.64%
Total	17,410		19,935		-2,525	-12.67%

Indoor coverage solutions accounted for approximately 78.36% of our revenues compared to 87.55% in 2004. The share of outdoor coverage solutions increased from 5.41% in 2004 to 9.18% in 2005. The other coverage solutions accounted for approximately 12.46% of our revenue in 2005, compared to 7.04% in 2004. The revenue generated from indoor coverage solution decreased due to less investment from carriers, while the income from outdoor coverage solution increased, because of the added capital of PHS from China Netcom and China Telecom.

	2005		2004		Comparisons
	Amount US$	Percentage of revenue (%)	Amount US$	Percentage of revenue (%)	Growth in amount US$	Increase in percentage (%)
Indoor	13,642	78.36%	17,453	87.55%	-3,811	-21.84%
Outdoor	1,598	9.18%	1,079	5.41%	519	48.09%
Others	2,170	12.46%	1,403	7.04%	767	54.63%
Total	17,410	17.55%	19,935	16.84%	-2,525	-12.67%

Geographically, solutions provided in Northern provinces of the PRC (covering cities such as Hebei, Beijing, Tianjin and Xinjiang) accounted for 45.87% of our revenue, or $7,986.000. Southern provinces, including Guangdong, Fujian, and Guizhou, accounted for 43.41% of our revenue, or $7,557,000. Eastern provinces and cities (such as Shanghai, Jiangsu and Zhejiang) accounted for 10.72% of our revenue, or $1,867,000, for the period ended December 31, 2005.

	2005		2004		Comparisons
Region	Amount US$	Percentage of revenue (%)	Amount US$	Percentage of revenue (%)	Growth in amount US$	Increase in percentage (%)
North	7,986	45.87%	12,976	65.09%	-4,990	-38.46%
South	7,557	43.41%	4,942	24.79%	2,615	52.91%
East	1,867	10.72%	2,017	10.12%	-150	-7.44%
Total	17,410		19,935		-2,525	-12.67%

The wireless coverage market has became fiercely competitive in the southeast of the PRC, and our market price and profit margin is experiencing a downturn in those areas. However, the central and western regions of the PRC and rural areas in the east of the PRC are experiencing a stronger demand for wireless coverage. We will seek to take advantage of the opportunities presented in these regions.

During fiscal year 2006, we will seek to implement a development plan to enrich our product mix, strengthen our research and development, provide better services for our customers and enter overseas markets. We believe, if effective, such a campaign will help to maintain current revenues and generate additional revenues.

Gross profit. Our gross profit on sales of equipment and services was $8,474,000, representing a decrease of 13.38% as compared to $ 9,783,000 for the previous year.

For the years ended December 31, 2005 and 2004, the condensed statement of operations is presented below:

	2005		2004		Comparisons
Item	Amount US$	Percentage of revenue (%)	Amount US$	Percentage of revenue (%)	Growth in amount US$	Increase in percentage (%)
Revenues	17,410		19,935		-2,525	-12.67
Equipment & service cost	8,936	51.33%	10,152	50.93%	-1,216	-11.98
Gross Profit	8,474	48.67%	9,783	49.07%	-1,309	-13.38

The following have caused a decrease in our gross profit:

Carriers reduced the capital expense in 2005, and our business income decreased as a result.

Gross profit margin. Our gross margin on sales of equipment and services was 48.67% in 2005 compared to 49.07% in 2004. Our gross margin slightly decreased in 2005 as compared to the previous year. Due to a decrease of investments in 2G, we reduced the sale price in order to increase our market share, thus resulting in decrease in gross profit.

We intend to take the following measures to reduce our costs:

•	Reduce the labor force;

•	Decrease the use of raw materials; and

•	Invent applicable new technological products.

The Company hopes to accomplish this by:

Equipping a digital control system on assembly machinery, purchasing advanced equipment to improve installation efficiency, checking and modifying standard working time based on actual work time and reducing standard working time per piece; and

Enhancing installation organization by developing a special team to control costs in advance and/or during the installation process.

Net income. Our consolidated net income decreased 46.06% to $3,731,000 for the year ended December 31, 2005 as compared to the prior year period. This decrease is attributable to a decrease in revenues of 12.67% in 2005 as compared to 2004. The Company had an extraordinary gain resulting from our reverse merger transaction in 2004, which did not recur in 2005. For the year ended December 31, 2005, our net income before extraordinary gain decreased 9.96% to $3,731,000, compared to $4,144,000 in 2004.

Equipment and services expenses. Equipment and services expenses were approximately $10,152,000 or 50.93% of revenues for the year ended December 31, 2004, as compared to $8,936,000, or 51.33% of revenues for the year ended December 31, 2005.

Sales and Marketing. Sales and marketing expenses were approximately $1,908,000 or 9.57% of our revenues for the year ended December 31, 2004, year 2005 was $2,806,000, or 16.12% of our revenues. The increase expense of the sales and marketing originated from the expense in market development and the building of the new branches and other related fees. During fiscal year 2005, we continuously entered into overseas markets, such as Vietnam, Indonesia and India. Meanwhile, we incur additional expenses, based on relationships with existing customers (China Netcom and China Telecom), such as administration fees. We believe the investment will improve our Company profitability.

General and Administrative and Research and Development. General and administrative expenses were $2,048,000 or 11.76% of our revenues for the year ended December 31, 2005, as compared to $3,163,000, or 15.87% of revenues in the prior year period. Research and development expenses were $438,000, or 2.52% of revenues for the year ended December 31, 2005, as compared to $282,000, or 1.41% of revenues in the prior year. The main reason for this increase is that in fiscal year 2005 we put more investment in research and development to maintain our competitive edge. For both fiscal years 2005 and 2004, our depreciation and amortization expenses kept steadily at a level within 1.20% to 0.68% of revenue.

Liquidity and Capital Resources

We generally finance our operations from cash flow generated internally and bank loans. As of December 31, 2005, we had current assets of $30,519,000. Current assets are comprised of inventories of $2,287,000, accounts receivable of $22,530,000, prepayments, deposits and other receivables of $2,097,000, and cash and cash equivalents of $3,605,000. Current liabilities comprised accounts payable of $4,223,000, tax payables of $5,556,000, and other payables and accruals of $3,840,000.

Our net cash inflow from operating activities was $1,272,000 for the year ended December 31, 2005. At December 31, 2005, cash and cash equivalents were $3,605,000. Current assets were $30,519,000, reflecting a current ratio of 2.24:1.

We anticipate that our working capital resources are adequate to fund anticipated costs and expenses for the year ending December 31, 2006.

Our trading terms with our customers are mainly on credit. The credit period is generally for a period of less than one year. The accounts receivable turnover period for the year ended December 31, 2005 was 488 days compared to 363 days for the year ended December 31, 2004. Inventory turnover period for the year ended December 31, 2005 was 98 days, compared to 127 days in 2004.

As of December 31, 2005, our cash and bank balances were mainly denominated in RMB and United States dollars while our bank borrowings were mainly denominated in RMB. Our revenue and expenses, assets and liabilities are mainly denominated in RMB and United States dollars. Since the exchange fluctuations among these currencies are low, we believe there is no significant exchange risk.

Capital structure and solvency. We earned cash flows in the amount of $1,272,000 for the period ended December 31, 2005, from operating activities. Although we have net current assets as of the balance sheet date, the long turnover period of accounts receivables caused cash flow pressure, particularly as we also attempted to expand our R&D activities. Management is exploring other resources for funding our current operations and future development, which include raising capital and applying for additional banking facilities.

As of December 31, 2005, our total assets were $31,550,000 and our total liabilities were $13,619,000, reflecting a gearing ratio of 43.16%. Our gearing ratio, calculated as total debts (including short-term bank loans and finance lease payables) over total assets, was 43.16% and 53.20% as of December 31, 2005 and 2004, respectively.

Asset utilization and efficiency. As of December 31, 2005, our total assets were $31,550,000 and our operating revenue was $17,410,000, reflecting a total asset turnover of 59.25%.

Accounts Receivable

	As of December 31,
	2005	2004
	US$000	US$000

Completed contracts	24,139	20,217
Retentions	931	1,267
	25,070	21,484

Allowance for doubtful accounts	2,540	1,639
	22,530	19,845

As of December 31, 2005, our accounts receivable were $22,530,000 as compared to $19,845,000 for the previous year. Our accounts receivable for the year ended December 31, 2005 as compared to the year ended December 31, 2004 is summarized as follows:

Accounts receivable are stated at the amount billed to customers. We recognize an allowance for doubtful accounts to ensure trade and other receivables are not overstated due to uncollectibility. Of the retentions balance as of December 31, 2005 and 2004, approximately $774,000 and $449,000, respectively, are expected to be collected after one year.

Increase in our accounts receivable is primarily the result of the decision of most PRC based mobile operators to no longer prepay a percentage of contracted solutions, but to do business on credit. The credit period is generally for a period of six to nine months. Accounts receivable are stated at the amount billed to customers. Accounts receivable are presented net of an allowance for doubtful accounts. Our estimate of allowance for doubtful account is based on a variety of factors, including historical collection experiences, existing economic conditions and a review of the current status of the receivable. In December of 2004 and 2005, allowance for doubtful accounts were $1,639,000 and $2,540,000, respectively. Other receivables are presented net of allowance for doubtful accounts of $626,000 and $0 as of  December 31, 2004 and 2005, respectively.

We have paid attention to accounts receivable turn-over problems and have made efforts to shorten the collection period.

In 2005, the collection of account receivables amounted to $15,944,000, which exceeded the amount in 2004. The company took practical measures to collect the account receivables from China Unicom branches especially for Guangxi Unicom, Guangzhou Unicom and Xinjiang Unicom.

In the year of 2006, the company’s policies to account receivable are as following:

•
The provincial branch managers and the headquarters district managers are in charge of the collection of the account receivables. The account they collected will play an important role in their work assessment.

•	Approximately 1% of the account receivables will be allocated as a special fund for the sales team as incentive for the collection of the account receivables.

•
The company will keep in touch with the management and the key department (such as the financial department and the planning department) of the carriers in headquarters as well as the provincial branches to monitor the collection of the account receivables.

•
In 2006 our business strategy is to encourage sales to China Mobile, China Telecom,China Netcom and certain provincial branches of China Unicom who had good payment records. We believe these measures will optimize the structure of our account receivables and minimize our financial risks in the future.

Our Company controlled the amount of sales towards China Unicom from the business strategy point of view for last year. We plan to enlarge our sales to China Mobile, China Telecom and China Netcom.

Contingent Liabilities. We recognize our revenue upon the completion of contracts and have made full tax provision in accordance with relevant national and local laws and regulations of the PRC. A contract is considered completed upon completion of all essential contract work and when installation has been accepted by the customer. It is the common practice in the PRC that invoices are not issued to customers until payments are received. We follow the practice of reporting our revenue for PRC tax purposes when invoices are issued. All unbilled revenue will become taxable when invoices are issued. For PRC tax reporting purposes, we recognize revenue on an “invoice basis” instead of when goods are delivered and services are rendered. This is not in strict compliance with the relevant laws and regulations. Accordingly, despite the fact that we have made full tax provision in the financial statements, we may be subject to a penalty for the deferred reporting of tax obligations. The exact amount of any penalty cannot be estimated with any reasonable degree of certainty. The Board of Directors considers it is unlikely that the tax penalty will be imposed.

Remuneration Policies. We offer competitive remuneration schemes to our employees based on industry practices as well as the employees and our performance.

ITEM 7.	FINANCIAL STATEMENTS.

Reference is made to page F-1 herein for the Index to the Financial Statements.

Telestone Technologies Corporation

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Telestone Technologies Corporation

We have audited the accompanying consolidated balance sheets of Telestone Technologies Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Moores Rowland Mazars
Chartered Accountants
Certified Public Accountants
Hong Kong

Date: March 28, 2006

Telestone Technologies Corporation
Consolidated Statements of Operations

		Years ended December 31,
		2005	2004
	Note	US$’000	US$’000
Operating revenues:
Net sales of equipment		12,573	17,722
Service income		4,837	2,213

		17,410	19,935
Operating expenses:
Equipment and services		8,936	10,152
Sales and marketing		2,806	1,908
General and administrative		2,048	3,163
Research and development		438	282
Depreciation and amortization		209	135

Total operating expenses		14,437	15,640

Operating income		2,973	4,295
Interest expense		(26)	(32)
Other income, net		784	249

Income before minority interest and extraordinary item		3,731	4,512
Minority interest		-	(368)

Income before extraordinary item		3,731	4,144
Extraordinary gain		-	2,773

Net income		3,731	6,917

Other comprehensive income
Foreign currency translation adjustment		365	-

Comprehensive Income		4,096	6,917
		US$	US$
Earnings per share:	4

Weighted average number of shares outstanding

Basic		8,498,681	3,572,459

Diluted		8,654,277	3,643,136

Net income per share of common stock

Basic:
Income before extraordinary gain		0.44	1.16

Net income		0.44	1.94

Diluted:
Income before extraordinary gain		0.43	1.14

Net income		0.43	1.90

The accompanying notes are an integral part of these consolidated financial statements.

Telestone Technologies Corporation
Consolidated Balance Sheets

		As of December 31,
		2005	2004
ASSETS	Note	US$’000	US$’000
Current assets:
Cash and cash equivalents		3,605	2,230
Accounts receivable	6	22,530	19,845
Due from related parties	14	1,322	1,218
Inventories - Finished goods		2,287	2,502
Prepayment		535	95
Other current assets		240	531

Total current assets		30,519	26,421

Property, plant and equipment, net	7	1,031	790

Total assets		31,550	27,211

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Debts maturing within one year	8	-	605
Accounts payable - Trade		4,223	3,952
Customer deposits for sales of equipment		4	47
Due to related parties	14	2,133	2,183
Taxes payable	9	5,556	6,447
Accrued expenses and other accrued liabilities		1,703	1,243

Total current liabilities		13,619	14,477

Commitments and contingencies	15

Stockholders’ equity:
Preferred stock, US$0.001 par value, 10,000,000 shares authorized, no shares issued		-	-
Common stock, US$0.001 par value: Authorized - 100,000,000 shares as of December 31, 2005		-	-
Issued and outstanding - 8,577,106 shares as of December 31, 2005 and 8,060,106 shares as of December 31, 2004	11	8	8
Reserved and to be issued - 0 shares as of December 31, 2005 and 150,000 shares as of December 31, 2004		-	-
Dedicated reserves		2,131	1,642
Additional paid-in capital		7,401	6,300
Other comprehensive income		365	-
Retained earnings		8,026	4,784

Total stockholders’ equity		17,931	12,734

Total liabilities and stockholders’ equity		31,550	27,211

The accompanying notes are an integral part of these consolidated financial statements.

Telestone Technologies Corporation
Consolidated Statements of Changes in Stockholders’ Equity

	Common stock
	Issued		Reserved and to be Issued
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Dedicated reserves	Other comprehensive income	Retained earnings	Total
		US$’000		US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Balance at January 1, 2004	1,708	-	-	-	1	-	-	3,659	3,660
Dividend under common control	-	-	-	-	-	-	-	(4,150)	(4,150)
Capitalization	-	-	-	-	2,787	-	-	-	2,787
Issue of shares	4,098,292	4	-	-	3,086	-	-	-	3,090
Reverse merger and recapitalization	3,900,106	4	-	-	(204)	-	-	-	(200)
Issuance of stock for warrant exercised	60,000	-	-	-	180	-	-	-	180
Proceeds from issuance of common stock where shares have not been issued	-	-	150,000	-	450	-	-	-	450
Net income	-	-	-	-	-	-	-	6,917	6,917
Transfer to dedicated reserves	-	-	-	-	-	1,642	-	(1,642)	-

Balance at December 31, 2004	8,060,106	8	150,000	-	6,300	1,642	-	4,784	12,734

Issuance of stock for warrant exercises	367,000	-	-	-	1,101	-	-	-	1,101
Issuance of stocks for shares reserved to be issued	150,000	-	(150,000)	-	-	-	-	-	-
Net income	-	-	-	-	-	-	-	3,731	3,731
Foreign currency translation adjustment	-	-	-	-	-	-	365	-	365
Transfer to dedicated reserves	-	-	-	-	-	489	-	(489)	-

	8,577,106	8	-	-	7,401	2,131	365	8,026	17,931

The accompanying notes are an integral part of these consolidated financial statements.

Telestone Technologies Corporation
Consolidated Statements of Cash Flows

	Years ended December 31,
	2005	2004
	US$’000	US$’000
Cash flows from operating activities
Net income	3,731	6,917
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	209	135
Provision for doubtful accounts	861	2,265
Extraordinary gain	-	(2,773)
Minority interests	-	368
Profit on disposal of property, plant and equipment	(120)	-
Exchange difference	60	-
Changes in assets and liabilities:
Accounts receivable	(3,070)	(14,248)
Inventories, net	275	2,054
Due from related parties	(75)	(676)
Prepayment	(438)	381
Due to director	(102)	-
Other current assets	304	(442)
Accounts payable	176	1,826
Due to related parties	-	635
Customer deposits for sales of equipment	(44)	(105)
Taxes payable	(1,046)	1,511
Accrued expenses and other accrued liabilities	430	693

Net cash provided by operating activities	1,151	743

Cash flows from investing activities
Purchase of property, plant and equipment	(311)	(490)

Net cash used in investing activities	(311)	(490)

Cash flows from financing activities
Borrowings of short-term debts	-	605
Repayment of short-term debts	(620)	(484)
Proceeds from issuance of shares	1,101	630

Net cash provided by financing activities	481	751

Net increase in cash and cash equivalents	1,321	1,004
Cash and cash equivalents, beginning of year	2,230	1,226
Exchange gain on cash and cash equivalents	54	-

Cash and cash equivalents, end of year	3,605	2,230

The accompanying notes are an integral part of these consolidated financial statements.

Telestone Technologies Corporation

Notes to Consolidated Financial Statements

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Telestone Technologies Corporation (“TTC”), formerly known as Milestone Capital, Inc. was organized under the laws of the State of Colorado in February 1987 under the name Shield Enterprises, Inc. In August 2004, TTC reincorporated in the State of Delaware under the name Telestone Technologies Corporation.

On September 26, 2003, TTC filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of New Jersey, in Newark. Immediately prior to the reorganization (as described in Note 2 below) with Success Million International Limited (“SMI”), a company established in Hong Kong Special Administrative Region of the People’s Republic of China (the “PRC”), on August 23, 2004, TTC had no significant business operations.

Upon the completion of the reorganization, TTC assumed the business operations of SMI as primarily undertaken by its subsidiary, Beijing Telestone Technology Company Limited (“Beijing Telestone”), an enterprise established in Beijing, the PRC that is engaged in the business of design, development, installation and trading of wireless telecommunication coverage system equipment.

On June 17, 2005, Beijing Telestone Wireless Telecommunication Company Limited (“BTWTC”) was established in Beijing, the People’s Republic of China (the “PRC”) with a tenure of 20 years. The registered capital is RMB10 million (approximately US$1.2 million) contributed in cash by two stockholders, Mr. Han Daqing and Mr. Luo Zhengbin - both are directors of TTC, with shareholdings of 80% and 20% respectively. BTWTC is established to be engaged in the business of wireless telecommunication networking and system integration but there had been no business activities as of December 31, 2005.

A declaration of trust was signed between Mr. Han Daqing, Mr. Luo Zhengbin and Beijing Telestone on June 12, 2005 that BTWTC is held by Mr. Han Daqing and Mr. Luo Zhengbin on behalf of Beijing Telestone which is the beneficial owner of BTWTC.

In January 2003, the FASB issued Interpretation No.46, “Consolidation of Variable Interest Entities (“VIE”), an Interpretation of ARB No. 51”. In December 2003, the FASB issued a revised version of Interpretation No. 46 in an effort to clarify the application of that Interpretation (collectively “FIN 46”). TTC adopted FIN 46 for all periods presented. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the equity to finance its activities without additional subordinated financial support from other parties.

In light of the above, BTWTC is considered a variable interest entity owned by TTC’s directors and stockholders. Pursuant to the declaration of trust as described above which was entered into between Beijing Telestone and BTWTC, Beijing Telestone generally has economic control of BTWTC and absorbs majority of the losses and receives majority of the residual return of BTWTC and is considered the primary beneficiary of BTWTC. Accordingly, the financial statements of BTWTC are consolidated in the financial statements of Beijing Telestone.

The consolidated financial statements include the financial statements of the TTC, its subsidiaries and a VIE for which the TTC’s subsidiary, Beijing Telestone is the primary beneficiary. All transactions and balances among TTC, its subsidiaries and VIE have been eliminated upon consolidation.

In this report, TTC, SMI, BTWTC and Beijing Telestone are collectively referred to as the “Company”.

2.	REORGANIZATION

a)	Reorganization

On September 26, 2003, TTC filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On July 9, 2004, the First Amended Disclosure Statement (the “Disclosure Statement”) and First Amended Joint Plan of Liquidation (the “Plan”) were filed by TTC and the Official Committee of Unsecured Creditors.

On August 10, 2004, the Bankruptcy Court approved the Disclosure Statement and Plan, and entered an order entitled “Order Approving Disclosure Statement and Confirming First Amended Plan of Liquidation and Authorizing and Directing Certain Actions In Connection Therewith” (“Order”) on August 12, 2004. The Order provided that the property dealt with by the Plan shall be free and clear of all liens, claims, encumbrances and interests, with valid liens, claims, encumbrances and interests to attach to the proceeds of sale as set forth in the Plan.

Pursuant to the Plan, as confirmed by the Bankruptcy Court, all prior operational assets were to be liquidated and the proceeds paid per the approved Claim Schedule, to creditors and for the administration of the estate. Pursuant to the Order, all of the property of TTC’s estate vested in the Plan Trustee, free and clear of all claims, liens encumbrances, charges or other interests, and all executory contracts and unexpired leases were rejected. The Bankruptcy Court also placed an injunction against all entities that may have held, currently hold, or may hold a debt, claim or other liability or interest against TTC dischargeable upon confirmation of the Plan and permanently enjoined any action on account of such debt, claim, liability, interest or right. The Bankruptcy Court further terminated all claims arising or related to stock, stock options, stock plans for employees, officers and directors, warrants and convertible provisions within the debt instruments by creditors. The Bankruptcy Court also ordered that each common stock share of TTC be subject to a reverse split and changed into 822nd of 1 share of common stock at $0.001 par value. This became effective on August 17, 2004.

Pursuant to the Order, TTC reincorporated in the State of Delaware under the name Telestone Technologies Corporation on August 13, 2004, by filing a Certificate of Incorporation with the State of Delaware.

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

The recapitalization transaction was effected by issuing of 4,100,000 shares of its common stock of TTC to the stockholders of SMI, in exchange for 24,010,000 outstanding shares of SMI. As a result of the exchange, TTC held 100% of the issued and outstanding shares of SMI and SMI became a wholly-owned subsidiary of TTC.

Retained earnings of the accounting survivor, SMI, is carried forward after the recapitalization. Operations prior to the recapitalization are those of the accounting survivor, SMI. Earnings per share for periods prior to the recapitalization are restated to reflect the equivalent number of shares. Upon completion of the transaction, the financial statements become those of the operating company, with adjustments to reflect the changes in equity structure and receipt of the assets/liabilities of the public shell, TTC. Accordingly, TTC’s stockholders’ equity as of December 31, 2003 has been recapitalized and restated.

c)	Merger under common control

Pursuant to an agreement entered into between SMI and Mr. Daqing Han (“Mr. Han”), the majority owner who owns a 57% interest in Beijing Telestone, and other owners of Beijing Telestone on March 6, 2004, SMI consummated a merger with Beijing Telestone, and paid US$3,169,000, to all owners of Beijing Telestone, in exchange for all of their interests in Beijing Telestone (“the Agreement”). Beijing Telestone was established as a PRC company with limited liabilities on October 27, 1997.

On March 23, 2004, Beijing Sino-foreign Investment Bureau (the “Bureau”) approved the transfer of interests and the application for the change of Beijing Telestone’s status to a wholly-owned foreign investment enterprise (“WOFIE”) with limited liabilities. Upon granting WOFIE status and completion of the Agreement, the operating period of Beijing Telestone was for an initial term of 20 years until April 12, 2024 and SMI became the registered controlling stockholder of Beijing Telestone.

Consistent with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” states that transfers of net assets or exchanges of equity interests between entities under common control do not constitute business combinations.

Because SMI and Beijing Telestone were beneficially majority owned by the same individual, Mr. Han, immediately before and after the combination, the Agreement has been accounted for as a combination of entities under common control on a historical cost basis in a manner similar to a pooling of interests.

When the manner similar to pooling of interests method is used, it is necessary to present the financial position and results of operations of SMI and Beijing Telestone as if they had always been combined. Emerging Issues Task Force (“EITF”) No. 90-5, “Exchanges of Ownership Interests between Entities under Common Control” states that any difference between nonstock consideration paid for the assets acquired and the historical cost of such assets to the controlling stockholder, Mr. Han, would be recorded as a dividend or a capital contribution, as appropriate. This would lead to a combination in which the original retained earnings were preserved. Accordingly, the difference between the nonstock consideration exchanged and the net carrying value of interest in Beijing Telestone was treated as dividend (US$4,150,000) to the controlling stockholder of both companies (i.e., SMI and Beijing Telestone), Mr. Han. The said dividend of US$4,150,000 as a result of combination under common control was offset against the amounts due from the principal stockholder, Mr. Han, arising from the transaction and remaining balance (US$2,787,000) was credited to Additional Paid-in Capital.

SMI acquired Beijing Telestone in which its controlling stockholder, Mr. Han, has an interest, the portion of the acquired entity owned by Mr. Han (i.e., 57%) should be recorded at historical cost. According to FASB Technical Bulletin No. 85-5, “Issues Relating to Accounting for Business Combinations”, any additional interest in the entity that is acquired from noncontrolling stockholders (i.e., 43%) should be accounted for by the purchase method under SFAS No. 141 “Business Combinations”. When preparing the restated, historical financial statements for the combined entities under common control, the ownership interests held by investors other than the control stockholder, Mr. Han, are reflected as a minority interest until the date acquired (i.e., March 6, 2004) and the restatement period should be limited to only those periods during which the entities were under common control.

The excess of acquired net assets of Beijing Telestone over the cost of the acquired entity was first allocated to reduce property, plant and equipment to zero and the remaining excess (US$2,302,000) was recognized as an extraordinary gain as described in APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Principles

The consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America (“USGAAP”).

Basis of consolidation

The consolidated financial statements include the accounts of TTC and its subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Revenue recognition

Net sales of equipment represent the invoiced value of goods, net of value-added tax (“VAT”) and returns. The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. Service revenue is recognized when the service is performed and accepted by the customer. The Company has a policy of including handling costs incurred for finished goods, which are not significant, in the sales and marketing expenses.

The Company provides installation services for certain sales of equipment under fixed-price contracts. In connection with these contracts, the Company follows the guidance contained in AICPA Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”

Revenues from these fixed-price service contracts are recognized on the completed-contract method. Under the completed-contract method, revenue and costs of individual contracts are included in operations in the year during which they are completed. Costs are deferred until the completion of the contract. Losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. This method is used because the contract is completed within a short period of time, and financial position and results of operations do not vary significantly from those that would result from use of the percentage-of-completion method. A contract is considered completed upon completion of all essential contract work and the installation has been accepted by the customer.

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

Foreign currency translation

The Company considers Renminbi as its functional currency as a substantial portion of the Company’s business activities are based in Renminbi. However, the Company has chosen the United States dollar as its reporting currency.

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

Translation adjustments resulting from the above process are recorded in accumulated other comprehensive income (loss) in the stockholders’ equity. No other comprehensive income for foreign currency translation was recorded for the year ended December 31, 2004 because the Renminbi was pegged at a constant rate to the United States dollar at all times throughout 2005.

Use of estimates

The preparation of the consolidated financial statements in conformity with USGAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reported periods. Actual amounts could differ from those estimates. Estimates are used for, but not limited to, the accounting for certain items such as allowance for doubtful accounts, depreciation and amortization, inventory allowance, taxes and contingencies.

Allowance for doubtful accounts

Accounts receivable are stated at the amount billed to customers. The Company recognizes an allowance for doubtful accounts to ensure trade and other receivables are not overstated due to uncollectibility. The Company’s estimate is based on a variety of factors, including historical collection experience, existing economic conditions and a review of the current status of the receivable. Accounts receivable are presented net of an allowance for doubtful accounts of US$2,540,000 and US$1,639,000 as of December 31, 2005 and 2004, respectively. Other receivables are presented net of allowance for doubtful accounts of US$0 and US$626,000 as of December 31, 2005 and 2004, respectively.

Related parties

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Recently issued accounting standards

There are no new accounting pronouncements for which adoption is expected to have a material effect on the Company’s financial statements.

4.	EARNINGS PER SHARE

Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding during each period as restated as a result of the recapitalization (note 2b) and reverse split (note 11).

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

5.	OPERATING RISKS

(a)	Concentration of major customers and suppliers

	Year ended December 31,
	2005	2004
	US$’000	US$’000
Major customers with revenues of more than 10% of the Company’s sales
Sales to major customers	15,144	17,587
Percentage of sales	90%	88%
Number	3	2

Major suppliers with purchases of more than 10% of the Company’s purchases
Purchases from major suppliers	3,211	4,597
Percentage of purchases	48%	80%
Number	1	3

Accounts receivable related to the Company’s major customers comprised 95% and 87% of all account receivables as of December 31, 2005 and 2004 respectively.

Credit risk represents the accounting loss that would be recognized at the reporting date if counter parties failed to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) arise from financial economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The major concentrations of credit risk arise from the Company’s accounts receivable. Specific provisions have been made to address the credit risk arising from failure of counter parties to fulfill the contract terms (note 6).

(b)	Country risks

The Company may also be exposed to the risks as a result of its sales operation being primarily in the PRC. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by change in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. The Company’s management does not believe these risks to be significant. There can be no assurance, however, that changes in political and other conditions will not result in any adverse impact.

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

6.	ACCOUNTS RECEIVABLE

	As of December 31,
	2005	2004
	US$’000	US$’000

Completed contracts	24,139	20,217
Retentions	931	1,267

	25,070	21,484

Allowance for doubtful accounts	(2,540)	(1,639)

	22,530	19,845

Of the retentions balance as of December 31, 2005 and 2004, approximately US$777,000 and US$449,000 respectively are expected to be collected after one year.

7.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are summarized as follows:

	Estimated useful life
	(in years)	As of December 31,
		2005	2004
		US$’000	US$’000

Buildings	30	181	177
Leasehold improvement	5	98	95
Plant and machinery	5	335	272
Office equipment	5	494	369
Motor vehicles	5	424	161

		1,532	1,074
Accumulated depreciation		(501)	(284)

		1,031	790

8.	DEBTS MATURING WITHIN ONE YEAR

Debts maturing within one year represent mainly short-term bank loans and are summarized as follows:

	Weighted- average interest rates	Outstanding debts maturing within one year
	%	US$’000
As of December 31,
2004	6.37	605
2005	---	---

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

No provision for withholding or United States federal or state income taxes or tax benefits on the undistributed earnings and/or losses of the Company’s subsidiaries has been provided as the earnings of these subsidiaries, in the opinion of the management, will be reinvested indefinitely. Determination of the amount of unrecognized deferred taxes on these earnings is not practical, however, unrecognized foreign tax credits would be available to reduce a portion of the tax liability.

All of the Company’s income is generated in the PRC by Beijing Telestone and is subject to PRC income taxes at a rate of 24% (2004: 33%). Since Beijing Telestone has registered as a wholly-owned foreign investment enterprise (“WOFIE”), it is subject to tax laws applicable to WOFIE in the PRC and is fully exempt from the PRC enterprise income tax of 24% (2004: 33%) for two years followed by a 50% reduction for the next three years, commencing with fiscal year 2005.

10.	SEGMENT INFORMATION

During the year ended December 31, 2005, the Company realigned its operations into two business segments, being (i) the installation and trading of wireless telecommunication coverage system and (ii) the sales of research and development technologies.

There were no material transactions between the Company’s business segments during any of the periods presented. Operating profit by business segment is defined as sales less operating costs and expenses. There were no corporate administrative expenses. Identifiable assets are those assets used primarily in the operations of each business segment.

The Company operates in the PRC and over 90% of its revenue and operating profit are from the PRC. Accordingly no geographical analysis is presented.

(a)	Business segments

Selected financial information by business segment for the year ended December 31, 2005 and 2004 are shown as follows:

	Telecommunication coverage system		Research and development technologies		Total
	2005	2004	2005	2004	2005	2004
	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Turnover	17,044	19,935	366	-	17,410	19,935
Cost of sales	(8,880)	(10,152)	(56)	-	(8,936)	(10,152)

	8,164	9,783	310	-	8,474	9,783

Depreciation	(202)	(135)	(7)	-	(209)	(135)
Interest expenses	(26)	(32)	-	-	(26)	(32)
Other income, net	784	249	-	-	784	249
Other segment expenses attributable to segment	(4,974)	(5,330)	(318)	(23)	(5,292)	(5,353)

Segment income (loss)	3,746	4,535	(15)	(23)	3,731	4,512

Minority interest					-	(368)
Extraordinary gain					-	2,773

Net income					3,731	6,917

The total assets of the Company by business segment as of December 31, 2005 and 2004 are shown as follows:

	As of December 31, 2005	As of December 31, 2004
	US$’000	US$’000

Telecommunication coverage system	31,467	27,211
Research and development technologies	83	-

	31,550	27,211

11.	COMMON STOCK

On August 17, 2004, each common stock share of TTC is subject to a reverse split and changed into 822nd of 1 share of common stock at $0.001 par value.

In January 2005, 150,000 shares of common stock were issued in connection with reversal of shares reserved to be issued as of December 31, 2004.

During 2005, warrants to purchase an aggregate of 367,000 shares of common stock were exercised for total proceeds of US$1,101,000.

As of December 31, 2005, the authorized capital of the Company is 110,000,000 shares with 100,000,000 being shares of common stock with a par value of $0.001, and 10,000,000 being shares of preferred stock with a par value of $0.001.

The Company had 8,577,106 and 8,060,106 shares of common stock outstanding as of December 31, 2005 and 2004 respectively and 373,000 and 740,000 warrants outstanding as of December 31, 2005 and 2004 respectively. These warrants carry an exercise price of US$3 and will expire on March 24, 2009.

12.	DISTRIBUTION OF INCOME

The Company’s income is substantially contributed by Beijing Telestone, a company registered in the PRC. Income of Beijing Telestone is distributable to its stockholders after transfer to dedicated reserves as required under its articles of association and relevant PRC rules and regulations.

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

The statutory surplus reserve can only be utilized to offset prior years’ losses or for capitalization as paid-in capital, whereas the statutory public welfare fund shall be utilized for collective staff welfare benefits such as building staff quarters or housing. No distribution of the remaining reserves shall be made other than on liquidation of Beijing Telestone.

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

13.	PENSION COSTS

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

The pension expense for the years ended December 31, 2005 and 2004 was US$81,032 and US$49,000 respectively.

14.	RELATED PARTY TRANSACTIONS

Summary of related party transactions

	As of December 31,
	2005	2004
	US$’000	US$’000
Due from related parties
Other employees (Note (a))	114	38
Ex-stockholders of SMI (Note (b))	1,208	1,180

	1,322	1,218

Due to related parties
Directors (Note (a))	835	925
Related company (Note (c))	52	-
Ex-stockholders of Beijing Telestone (Note (b))	1,246	1,258

	2,133	2,183

Guarantors of short term loans
A director	-	605

Note:

(a) The amounts due from/to directors and employees represent unsecured advances made to those parties from time to time. These amounts are interest free and repayable on demand.

(b) The amounts due to ex-stockholders of Beijing Telestone of US$1,246,000 represent the consideration arising from the consummation of the business combination. The ex- stockholders of SMI had represented that they had fully settled the amount with the ex-stockholders of Beijing Telestone and also undertaken to fully indemnify SMI against any claims from the ex-stockholders of Beijing Telestone (the “Indemnification”). However, an ex-stockholder of Beijing Telestone has initiated arbitration against SMI alleging that the consideration amount has not been settled. On September 16, 2005, the arbitration court reached a conclusion that the arbitration was not within its jurisdiction but the ex-stockholder of Beijing Telestone retains the right to further pursue the claims. The amounts due from the ex-stockholders of SMI thus represent the amounts recoverable from those who have given the Indemnification which will become due if the outcome of the abovementioned arbitration is not in favor of the Company.

On December 14, 2005, the ex-stockholder initiated another lawsuit against SMI and Beijing Telestone on the above matter and the court hearing has been scheduled to take place on May 10, 2006. According to the legal opinion issued on March 6, 2006 from Beijing Telestone’s attorney (Da Du Law Firm, registered in the PRC), the lawsuit as referred to above related to the dispute between the ex-stockholders of Beijing Telestone and there is no legal relationship between the ex-stockholder and SMI/Beijing Telestone. Accordingly, the outcome of the legal case, in the opinion of the directors, will have no legal implications on the ownership structure and control of Beijing Telestone.

(c) The company is related to the extent that a director of the Company has beneficial interest in it. The amounts due to related company represent unsecured advances made to the Company. These amounts are interest free and repayable on demand.

15.	COMMITMENTS AND CONTINGENCIES

a)	Operating lease expense

The Company leases certain staff quarters and office premises under non-cancelable operating leases. Rental expenses under operating leases for the year ended December 31, 2005 and 2004 were US$239,000 and US$326,000 respectively.

The following table summarizes the approximate future minimum rental payments under non-cancelable operating leases in effect as of December 31, 2005 and 2004:

	As of December 31,
	2005	2004
	US$’000	US$’000

2005	-	169
2006	191	112
2007	47	45

Total	239	326

b)	Contingencies

The Company recognizes its revenue upon the completion of contract and has made full tax provision in accordance with relevant national and local laws and regulations of the PRC. A contract is considered completed upon completion of all essential contract work and the installation has been accepted by the customer. It is the common practice in the PRC that invoices are not issued to customers until payments are received. The Company follows the practice of reporting its revenue for PRC tax purposes when invoices are issued. All unbilled revenue will become taxable when invoices are issued. For PRC tax reporting purpose, Beijing Telestone recognized revenue on an “invoice basis” instead of when goods are delivered and services are rendered. This is not in strict compliance with the relevant laws and regulations. Accordingly, despite the fact that Beijing Telestone has made full tax provision in the financial statements, Beijing Telestone may be subject to a penalty for the deferred reporting of tax obligations. The exact amount of penalty cannot be estimated with any reasonable degree of certainty. The board of directors considers it is unlikely that the tax penalty will be imposed.

16.	STOCK OPTION PLAN

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

No options have been granted to any parties during the year ended December 31, 2005 and as of the date of these financial statements.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There was no changes in and disagreements with accountants on accounting and financial disclosure.

ITEM 8A.	CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Such controls and procedures, by their nature, can provide only reasonable assurance regarding management’s control objectives.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of December 31, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our Exchange Act reports. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation.

While we believe that our existing disclosure controls and procedures have been effective to accomplish their objectives, we intend to continue to examine, refine and formulize our disclosure controls and procedures and to monitor ongoing developments in this area.

ITEM 8B.	OTHER INFORMATION.

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Set forth below is certain information concerning each of the directors and executive officers of the Company as of March 24, 2006:

Name	Age	Position Held
Han Daqing	41	Director, President & CEO, Chairman of the Board
Liu Dongping	36	Chief Financial Officer
Luo Zhengbin	65	Director, Chief Technology Officer
Wang Jianjun	34	Vice President
Xu Yunxiao(1)(2)(3)	36	Director
Zhao Peng(2)(3)	41	Director
Zhu Lian(1)	49	Director
Chen Xuefeng(1)(3)	43	Director
Zhang Xingang(2)	42	Director

(1) Member of Audit Committee
(2) Member of Compensation Committee
(3) Member of Nominations and Corporate Governance Committee

Han Daqing has served as President, Chairman of our Board of Directors and a member of our Board of Directors since August 23, 2004. Mr. Han has served as a member of the Board of Directors of Telestone since its inception in October, 1997 and as Chief Executive Officer since January, 2002. Prior to assuming his Chief Executive Officer duties with Telestone, from 1996 to 2002, Mr. Han was the Chief Representative of the Beijing Office of Allgon Systems AB, an international telecommunications conglomerate. Mr. Han holds a Bachelors Degree in Computer Engineering and Masters degree in Digital Communication Engineering, both from the Xidian University of Electronic Science & Technology. In addition, Mr. Han holds a Masters of Business Administration from CITY University.

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

Wang Jianjun has served as Vice President since November of 2001. Prior to assuming his Vice President duties with Telestone, from 1997 to 2001, Mr. Wang was a Technology Representative for LPG Allgon Co. in its Beijing Office. Mr. Wang holds a Bachelors Degree in Communication Engineering and a Masters degree in Communication and Electronic Systems, both from Xidian University of Electronic Science & Technology.

Xu Yunxiao has served as a member of our Board of Directors since August 23, 2004. Mr. Xu is President and Co-Founder of Canada Poly-Tech Consulting Inc., a Canadian engineering and business consulting company. From 2001 to 2003, Mr. Xu served as Chief Technology Officer for Wi-Comm United Communications Inc. From 2000 to 2001, Mr. Xu was a Technical Leader for Wi-Lan, Inc. From 1998 to 2000, Mr. Xu worked as a Principal RF Systems Engineer for Harris Corporation. Mr. Xu holds a Bachelors Degree from Peking University, a Masters Degree in Engineering from CTI of Ministry of Electronics Industry (China) and an MBA from Haskayne School of Business, University of Calgary.

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

Zhu Lian has served as a member of our Board of Directors since August 23, 2004. Mr. Zhu is a director and the Deputy General Manager of Tianjin-Golik-The First Steel Wire Rope Co., Ltd., where he is responsible for finance and accounting functions. Prior to taking that position, Mr. Zhu was the Chief Financial Officer of various large public companies, including Sparkice E-Commerce Ltd. (2001-2002); Beijing Sanitary Ware, Ltd. (2000-2001); and Eagle Brand Holding Ltd. (2000). Mr. Zhu holds a Bachelors Degree in Mechanics and a Masters Degree in Mechanics from Tsing Hua University. In addition, Mr. Zhu holds a Masters of Business Administration from the University of Illinois-Chicago and a Masters Degree in Accounting from the University of Illinois-Chicago.

Chen Xuefeng has served as a member of our Board of Directors since December 15, 2004. Mr. Chen graduated from Xi’an Electric Science University, Computer Science Division. After graduation, Mr. Chen joined Shanxi Business Administration University as an assistant professor. In 1992, Mr. Chen founded XI’an Sun Technologies Development Co. Ltd. and has served as a director of that company since its inception. Under his supervision and direction, XI’an Sun Technologies Development Co., Ltd. has added six more computer parts and components chain stores. Mr. Chen is responsible for the development of marketing strategies and the establishment of sales networks. Mr. Chen has experience in retail, marketing, sales strategies planning and new product development.

Zhang Xingang has served as a member of our Board of Directors since December 15, 2004. Currently, Mr. Zhang is the General Manager and Director of Guangzhou Guangcheng Digital Technology Co., Ltd. Prior to assuming his current position, Mr. Zhang was General Manager, director of Shenzhen Jiangyou Communication Equipments Inc. During his career, Mr. Zhang was also head of marketing and general management of Shenzhen Sangda Telecommunication Co., Ltd. Mr. Zhang graduated with a bachelor’s degree in Electric Countermine from Electric Engineering Division of Northwest Electronic Engineering University.

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

Indemnification of Officers and Directors

Our Certificate of Incorporation provides that we will indemnify any officer or director, or former officer or director, to the fullest extent permitted by law. Our Bylaws provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of our company. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person’s promise to repay us therefore if it is ultimately determined that any such person shall not have been entitled to indemnification.

Involvement in Certain Legal Proceedings

During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of our Company:

1) Was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

2) Was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3) Was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4) Was found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities and Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial statements of beneficial ownership on Form 3, reports of changes in ownership on Form 4 and annual reports concerning their ownership on Form 5. Executive officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file.

To the best of our knowledge, during the fiscal year ended December 31, 2005, all executive officers, directors and greater than 10% stockholders filed the required reports in a timely manner.

Meetings and Certain Committees of the Board

The Board of Directors held two meetings during the reported year. All current directors attended at least 75% of the meetings of the Board of Directors and Board committees of which they are members. We have an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

AUDIT COMMITTEE. The Audit Committee is currently comprised of Zhu Lian, designated financial expert, Chen Xuefeng and Xu Yunxiao, each of whom are “independent” as that term is defined under American Stock Exchange listing standards. The Audit Committee is directly responsible for the appointment, retention, compensation and oversight of the work of any registered public accounting firm employed by the Company (including resolution of disagreements between management and the accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work or performing other audit, review or other services. Any such registered public accounting firm must report directly to the Audit Committee. The Audit Committee has the ultimate authority and responsibility to evaluate and, where appropriate, replace the registered public accounting firm. The Audit Committee met once during the year ended December 31, 2005.

COMPENSATION COMMITTEE. The Compensation Committee is responsible for the administration of all salary, bonus and incentive compensation plans for our officers and key employees. The members of the Compensation Committee are Zhang Xingang, Zhao Peng and Xu Yunxiao, all of whom are “independent” directors. This Committee held one meeting during the year ended December 31, 2005.

NOMINATING AND CORPORATE GOVERNANCE COMMITTEE. The Nominating and Corporate Governance Committee is responsible for preparing a list of candidates to fill the expiring terms of directors on our Board of Directors. The committee submits the list of candidates to the Board of Directors who determines which candidates will be nominated to serve on the Board of Directors. The nominees are then submitted for election at the annual meeting of stockholders. The committee also submits to the entire Board of Directors, a list of candidates to fill any interim vacancies on the Board of Directors resulting from the departure of a member of the Board of Directors for any reason prior to the expiration of his term. In recommending candidates for the Board of Directors, the committee keeps in mind the functions of this body. The committee considers various criteria, including the ability of the individual to meet the American Stock Exchange “independence” requirements, general business experience, general financial experience, knowledge of the company’s industry (including past industry experience), education, and demonstrated character and judgment. The committee will consider director candidates recommended by a stockholder if the stockholder mails timely notice to the secretary of the Company at its principal offices, which notice includes (i) the name, age and business address of such nominee, (ii) the principal occupation of such nominee, (iii) a brief statement as to such nominee’s qualifications, (iv) a statement that such nominee consents to his or her nomination and will serve as a director if elected, (v) whether such nominee meets the definition of an “independent” director under American Stock Exchange listing standards and (vi) the name, address, class and number of shares of company stock held by the nominating stockholder. Any person nominated by a stockholder for election to the Board of Directors will be evaluated based on the same criteria as all other nominees. The committee also oversees our adherence to our corporate governance standards. The members of the committee are Xu Yunxiao, Chen Xuefeng, and Zhao Peng. The committee met once during 2005.

Stockholder Communications

The Board of Directors welcomes communications from our stockholders, and maintains a process for stockholders to communicate with the Board of Directors. Stockholders who wish to communicate with the Board of Directors may send a letter to the Chairman of the Board of Directors of Telestone Technologies Corporation, at Floor 6, Saiou Plaza, No. 5 Haiying Road, Fengtai Technology Park, Beijing, China. The mailing envelope must contain a clear notation indicating that the enclosed letter is a “Stockholder-Board Communication.” All such letters should identify the author as a security holder. All such letters will be reviewed by the Chairman of the Board of Directors and submitted to the entire Board of Directors no later than the next regularly scheduled Board of Directors meeting.

We have no policy with respect to director attendance at annual meetings.

Compensation of Directors

The non-executive directors were separately compensated for their services in the year ended December 31, 2005.

ITEM 10.	EXECUTIVE COMPENSATION.

There was no officer whose salary and bonus for the period exceeded $100,000.

Summary Compensation Table

Name and Principal Underlying Positions	Year	Salary	Bonus	Other Compensation	Options
Han Daqing - President & CEO	2005	$50,000	$30,000	--	--
	2004	$50,000	$30,000
Liu Dongping - Chief Financial Officer	2005	$25,000	$10,000
	2004	$25,000	$10,000	--	--
Luo Zhengbin - Chief Technology Officer	2005	$36,000	$14,000	--	--
	2004	$36,000	$14,000
Wang Jianjun - Vice President	2005	$30,000	$10,000	--	--
	2004	$30,000	$10,000

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

We have no retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but our Board of Directors may recommend adoption of one or more such programs in the future.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 16, 2005 relating to the beneficial ownership (as defined by the rules of the SEC) of shares of common stock by (i) each person who owns beneficially more than 5% of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our executive officers for the year ended December 31, 2005, and (iv) all of our executive officers and directors as a group.

	Amount and Nature of Beneficial Ownership(1)
Name of Beneficial Owner	Number of Shares (2)	Percent of Voting Stock (3)
Han Daqing	3,280,000	38.20%
Liu Dongping	0	*
Luo Zhengbin	246,000	2.86%
Wang Jianjun	328,000	3.82%
Xu Yunxiao	0	*
Zhao Peng	0	*
Zhu Lian	0	*
Chen Xuefeng	0	*
Zhang Xingang	0	*
Directors and executive officers as a group (9 persons)	3,854,000	44.88%
______________________________
* Less than 1%

(1)
On March 18, there were 8,587,106 shares of common stock outstanding. Each person named above has sole investment and voting power with respect to all shares of the common stock shown as beneficially owned by the person, except as otherwise indicated below.

(2)
Under applicable rules promulgated by the SEC pursuant to the Exchange Act, a person is deemed the “beneficial owner” of a security with regard to which the person, directly or indirectly, has or shares (a) the voting power, which includes the power to vote or direct the voting of the security, or (b) the investment power, which includes the power to dispose or direct the disposition of the security, in each case irrespective of the person’s economic interest in the security. Under these SEC rules, a person is deemed to beneficially own securities which the person has the right to acquire within 60 days through (x) the exercise of any option or warrant or (y) the conversion of another security.

(3)
In determining the percent of common stock owned by a person (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 8,587,106 shares of common stock outstanding on March 18, 2006 and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator include shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Pursuant to a contractual relationship, our President and Chief Executive Officer, Mr. Han, holds legal title to certain property in Beijing which we use for our Beijing Branch Office. Pursuant to this agreement, we make the mortgage payment on behalf of Mr. Han in return for his irrevocable agreement to transfer title of the property to us upon the termination of the mortgage which currently encumbers the property. The monthly mortgage payment, which we make on behalf of Mr. Han, is approximately $3400 per month.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

The following documents are filed as exhibits herewith:

Exhibit Number	Description of Exhibit
2
Agreement Concerning the Exchange of Securities by and among Milestone Capital, Inc. and EliteAgents, Inc., dated January 2, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s 8-K dated January 19, 2002).

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-KSB for the year ended December 31, 1998).
3.1.1
Certificate of Amendment dated August 13, 2004, implementing the reverse merger pursuant to the Bankruptcy Court Order Approving Disclosure Statement and Confirming First Amended Plan of Liquidation and filed with the Secretary of State of the State of Delaware on the 17th day of August, 2004 (incorporated by reference to Exhibit 3.1.1 to the Company’s Form 10-KSB for the year ended December 31, 2003).

3.1.2
Certificate of Incorporation dated August 13, 2004, reincorporating under the name of Telestone Technologies Corporation and filed with the Secretary of State of the State of Delaware on the 13th day of August, 2004 (incorporated by reference to Exhibit 3.1.2 to the Company’s Form 10-KSB for the year ended December 31, 2003).

3.1.3	Bylaws of the Company, adopted on the 18th day of August, 2004 (incorporated by reference to Exhibit 3.1.3 to the Company’s Form 10-KSB for the year ended December 31, 2003).

Exhibit Number	Description of Exhibit
3.2	Articles of Amendment to the Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-KSB for the year ended December 31, 1998).
3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-KSB for the year ended December 31, 1998).
10.1
Warehouse Loan and Security Agreement by and among EliteAgents, Inc. and The Provident Bank, dated May 30, 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-KSB for the year ended December 31, 2001).

10.2
Lease Agreement by and among Ralph L. Brass & Company and EliteAgents, Inc. for the property located at 39 Plymouth Street, Fairfield New Jersey, dated March 4, 2000 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-KSB for the year ended December 31, 2001).

10.3	Milestone Capital, Inc. Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-KSB for the year ended December 31, 2001).
14.1	Code of Ethics, dated December 2004 (incorporated by reference to Exhibit 14.1 to the Company’s 2004 Form 10-KSB).
21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s 2003 Form 10-KSB).
*31.1	Statement of Chief Executive Officer Furnished Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.
*31.2	Statement of Chief Financial Officer Furnished Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.
*32.1	Statement of Chief Executive Officer Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.
*32.2	Statement of Chief Financial Officer Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.
______________________
*Filed herewith.

Reports on Form 8-K

The following current reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2005:

Current Report filed on November 15, 2005 to report the results of operations, financial statements and exhibits.

There were no other reports on Form 8-K filed with the SEC during the last quarter of fiscal year ended December 31, 2005.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. The aggregate fees billed by Moore Rowland Mazars, Certified Public Accountants for professional services rendered for the audit of the Company’s financial statements for the fiscal year ended December 31, 2004 was $50,000 and the fees billed for the fiscal year ended December 31, 2005 was $57,500.

Audit-Related Fees. There were no fees for assurance and related services by Moore Rowland Mazars, Certified Public Accountants for the fiscal years ended December 31, 2004 and December 31, 2005.

Tax Fees. There were no fees for tax compliance, tax advice or tax planning services by Moore Rowland Mazars, Certified Public Accountants for the fiscal years ended December 31, 2004 and December 31, 2005.

All Other Fees. There were no other fees for either audit-related or non-audit services billed by Moore Rowland Mazars, Certified Public Accountants for the fiscal years ended December 31, 2004 and December 31, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELESTONE TECHNOLOGIES CORPORATION

By:	/s/ Han Daqing
Han Daqing, Director, Chief Executive Officer,
Date: March 31, 2006	President and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Liu Dongping	Chief Financial Officer	March 31, 2006
Liu Dongping	(Principal Financial and Accounting Officer)