Form 10QSB
period 2006-03-31
TELESTONE TECHNOLOGIES CORP
filed 2006-05-15
CIK 817129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

Commission File Number: 033-15096

TELESTONE TECHNOLOGIES CORPORATION
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	84-1111224
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Floor 6, Saiou Plaza
No. 5 Haiying Road
Fengtai Technology Park
Beijing, People's Republic of China 100070

(Address of Principal Executive Offices)

(86 10) 8367-0505

(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of May 13, 2006, 8,602,106 shares of the Issuer's $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format:	Yes ☐ No ☒

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

Telestone Technologies Corporation

Condensed Consolidated Statements of Operations

		(Unaudited) Three months ended March 31,
		2006		2005
	Note	$	US ’000	$	US ’000
Operating revenues
Net sales of equipment			3,255		2,852
Service income			520		681

			3,775		3,533
Operating expenses Equipment and services			1,808		1,546
Sales and marketing			654		590
General and administrative			304		471
Research and development			113		8
Depreciation and amortization			56		43

Total operating expenses			2,935		2,658

Operating income			840		875
Interest expense			-		(20)
Other income, net			5		4

Income before income taxes			845		859
Income taxes	5		(128)		-

Net income			717		859

Earnings per share	3
Weighted average number of shares outstanding Basic			8,583,439		8,310,995
Dilutive effect of warrants			95,987		281,475

Diluted			8,679,426		8,592,470
Net income per share of common stock

Basic: Net income			0.08		0.10
Diluted: Net income			0.08		0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

Telestone Technologies Corporation

Condensed Consolidated Balance Sheets

		(Unaudited) As of March 31, 2006		As of December 31, 2005

	Note	$	US ’000	$	US ’000
ASSETS
Current assets			2,134		3,605
Cash and cash equivalents	4		25,277		22,530
Accounts receivable	6		1,417		1,322
Due from related parties			2,316		2,287
Inventories - Finished goods			958		535
Prepayment
Other current assets			273		240

Total current assets			32,375		30,519

Property, plant and equipment, net			981		1,031
Total assets			33,356		31,550

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities

Accounts payable - Trade			4,622		4,223
Customer deposits for sales of equipment			7		4
Due to related parties	6		2,123		2,133
Taxes payable			6,413		5,556
Accrued expenses and other liabilities			1,468		1,703

Total current liabilities			14,633		13,619
Stockholders' equity
Commitments and contingencies	8

Stockholders’ equity
Preferred stock, US$0 001 par value, 10,000,000 shares authorized, no shares issued			-		-
Common stock and paid-in capital, US$0.001 par value: Authorized - 100,000,000 shares as of March 31, 2006 and December 31, 2005			-		-
Issued and outstanding- 8,602,106 shares as of March 31, 2006 and 8,577,106 shares as of December 31, 2005			8		8
Dedicated reserves			2,131		2,131
Additional paid-in capital			7,476		7,401
Other comprehensive income			365		365
Retained earnings			8,743		8,026

Total stockholders' equity			18,723		17,931

Total liabilities and stockholders' equity			33,356		31,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

Telestone Technologies Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Common stock
			Additional		Other
	Number		paid-in	Dedicated	comprehensive	Retained
	of shares	Amount US$ ‘000	capital US$ ‘000	reserves US$ ‘000	income US$'000	earnings US$ ‘000	Total US$ 000

Balance at January 1, 2006	8,577,106	8	7,401	2,131	365	8,026	17,931
Issuance of stock for warrant exercised	25,000	-	75	-	-	-	75
Net income	-	-	-	-	-	717	717
Balance at March 31, 2006	8,602,106	8	7,476	2,131	365	8,743	18,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

Telestone Technologies Corporation

Condensed Consolidated Statements of Cash Flows

	(Unaudited) Three months ended March 31,
	2006	2005
	US$ ’000	US$ ’000

Cash flows from operating activities
Net income
Adjustments to reconcile net income to net cash used in operating	717	859
activities:
Depreciation and amortization	56	43
Provision for doubtful accounts	103	249

Changes in assets and liabilities:
Accounts receivable	(2,850)	(1,423)
Inventories, net	(29)	1,682
Due from related parties	(95)	(35)
Prepayment	(423)	(82)
Other current assets	(33)	83
Accounts payable	399	1,850
Due to related parties	(10)	(83)
Customer deposits for sales of equipment	3	16
Taxes payable	857	(184)
Accrued expenses and other liabilities	(235)	(293)

Net cash used in operating activities	(1,540)	(682)

Cash flows from investing activities
Purchase of property, plant and equipment	(6)	(314)
Net cash used in investing activities	(6)	(314)

Cash flows from financing activities	75	795
Proceeds from issuance of shares
Net cash provided by financing	75	795
Net decrease in cash and cash equivalents	(1,471)	(201)
Cash and cash equivalents, beginning of the period	3,605	2,230
Cash and cash equivalents, end of the period	2,134	2,029

The accompanying notes are an integral part of these condensed consolidated financial statements.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

1.    ORGANIZATION AND PRINCIPAL ACTIVITIES

Telestone Technologies Corporation ("TTC"), formerly known as Milestone Capital, Inc. was organized under the laws of the State of Colorado in February 1987 under the name Shield Enterprises, Inc. In August 2004, TTC reincorporated in the State of Delaware under the name Telestone Technologies Corporation.

Success Million International Limited ("SMI"), a company established in the Hong Kong Special Administrative Region of the People's Republic of China (the "PRC"), is a wholly owned subsidiary of TTC and had no business operations since incorporation. Beijing Telestone Technology Company Limited ("Beijing Telestone"), a wholly-owned subsidiary of SMI, established in the PRC with an operating period for an initial term of 20 years, until April 12, 2024, is engaged in the business of design, development, installation and trading of wireless telecommunication coverage system equipment.

Beijing Telestone Wireless Telecommunication Company Limited ("BTWTC"), being considered as a variable interest entity owned by TTC's directors and stockholders, was established in Beijing, the PRC, with a tenure of 20 years. As TTC adopted FIN 46 for all periods presented, the financial statements of BTWTC are consolidated in the financial statements of Beijing Telestone.

In this report, TTC, SMI, BTWTC and Beijing Telestone are collectively referred to as the “Company”.

The consolidated financial statements include the financial statements of TTC, its subsidiaries and a VIE for which the TTC’s subsidiary, Beijing Telestone is the primary beneficiary. All transactions and balances have been eliminated upon consolidation.

2.    PREPARATION OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements as of March 31, 2006, have been prepared based upon Securities and Exchange Commission ('"SEC") rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2006 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("USA") have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto incorporated by reference in the Company's Form 10-KSB/A for the year ended December 31, 2005, filed on March 31, 2006. The results of operations for the three-month periods ended March 31, 2006 and 2005 are not necessarily indicative of the operating results to be expected for the full year.

The condensed consolidated financial statements and accompanying notes are presented in United States dollars and prepared in conformity with accounting principles generally accepted in the USA ("USGAAP") which requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of' revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.    EARNINGS PER SHARE

Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding during each period.

Diluted earnings per share is computed based on net income for the periods presented attributable to shareholders on the weighted average number of common stock outstanding during the periods presented, adjusted for the effect of the dilutive common stock equivalents outstanding during the periods presented. The dilutive effect of warrants to purchase common stock, which were outstanding during the period, is reflected in diluted earnings per share by application of the treasury stock method.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

4.    ACCOUNTS RECEIVABLE

	(Unaudited) As of March 31, 2006	As of December 31, 2005
	US$ ’000	US$ ’000

Completed contracts	27,069	24,139
Retentions	851	931

Allowance for doubtful accounts	27,920	25,070
	(2,643)	(2,540)

	25,277	22,530

    Of the retentions balance as of March 31, 2006 and December 31, 2005, approximately $US704,000 and $US777,000 respectively are expected to be collected after one year.

5.    TAXATION

TTC and its subsidiaries are subject to income taxes on an entity basis, on income arising in or derived from the tax jurisdictions in which each entity is domiciled.

TTC had a net operating loss carry-forward for income tax reporting purposes that might be offset against future taxable income. These net operating loss carry-forwards are severely limited when the Company experiences a change in control. Therefore, following the re-capitalization in August 2005, the amount available to offset future taxable income is limited. No tax benefit has been reported in the financial statements, because the Company believes that it is more likely than not that the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

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

All of the Company's income is generated in the PRC by Beijing Telestone and is subject to PRC income taxes at a rate of 24%. Since Beijing Telestone is registered as a wholly-owned foreign investment enterprise ("WOFIE"), it is subject to tax laws applicable to WOFIE in the PRC and is fully exempt from the PRC enterprise income tax of 24% for two years, followed by a 50% reduction for the next three years, commencing with fiscal year 2006.

6.    RELATED PARTY TRANSACTION

Summary of related party transactions

	(Unaudited) As of March 31, 2006	As of December 31, 2005,
	US$ ‘000	US$ ‘000
Due from related parties Other employees (Note (a))	209	114
Ex--stockholders of SM1(Note (b))	1,208	1,208
	1,417	1,322
Due to related parties Directors (Note (a))	827	835
Related company (Note (c))	50	52
Ex-stockholders of Beijing Telestone (Note (b))	1,246	1,246
	2,123	2,133

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Note:

Note:

(a)	The amounts due from/to directors and employees represent unsecured advances made to those parties from time to time. These amounts are interest free and repayable on demand.

(b)
The amounts due to ex-stockholders of Beijing Telestone of $US1,216,000 represent the consideration arising from the consummation of the business combination. The ex-stockholders of SMI had represented that they had fully settled the amount with the ex-stockholders of Beijing Telestone and also undertaken to fully indemnify SMI against any claims from the ex-stockholders of Beijing Telestone (the “Indemnification”). However, an ex-stockholder of Beijing Telestone has initiated a lawsuit against SMI and Beijing Telestone on December 14, 2005 alleging that the consideration amount has not been settled. The court hearing had taken place on May 10, 2006 to preliminarily collect evidence from both parties. The Company is still waiting for the court order for the next hearing as at the date of this report. According to the legal opinion issued on March 6, 2006 from Beijing Telestone’s attorney (Da Du Law Firm, registered in the PRC), the lawsuit as referred to above related to the dispute between the ex-stockholders of Beijing Telestone and there is no legal relationship between the ex-stockholder and SMI/Beijing Telestone. Accordingly, the outcome of the legal case, in the opinion of the directors, will have no legal implications on the ownership structure and control of Beijing Telestone.

(c)
The company is related to the extent that a director of the Company has a beneficial interest in it. The amounts due to the related company represent unsecured advances made to the Company. These amounts are interest free and repayable on demand.

7.    SEGMENT INFORMATION

During the quarter ended March 31, 2006, all revenues of the Group are from its installation and trading of wireless telecommunication. Accordingly no financial information by business segment is presented.

The Group operates in the PRC and over 90% of its revenue and operating profit are from the PRC. Accordingly no geographical analysis is presented.

Major customers and suppliers with revenues and purchases of more than 10% of the Company's sales and purchases are as follows:

	(unaudited) Three months ended March 31,
	2006	2005
	US$ ‘000	US$ ‘000
Major customers with revenues of more than 10% of the Company's sales Sales to major customers	3,773	2,824
Percentage of sales	99.9%	80%
Number	4	3
Major suppliers with purchases of more than 10% of the Company's purchases Purchases from major suppliers	1,279	1,557
Percentage of purchases	79%	48%
Number	2	1

Accounts receivable related to the Company's major customers comprised 94% and 95% of all account receivables as of March 31, 2006 and December 31, 2005 respectively.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

8.    COMMITMENTS AND CONTINGENCIES

The Company recognizes its revenue upon the completion of contract and has made full tax provision in accordance with relevant national and local laws and regulations of the PRC. A contract is considered completed upon completion of all essential contract work and when the installation has been accepted by the customers. It is common practice in the PRC that invoices are not issued to customers until payments are received. The Company follows the practice of reporting its revenue for PRC tax purposes when invoices are issued. All unbilled revenue will become taxable when invoices are issued. For PRC tax reporting purposes, Beijing Telestone recognized revenue on an "invoice basis" instead of when goods are delivered and service is rendered. This is not in strict compliance with the relevant laws and regulations. Accordingly, despite the fact that Beijing Telestone has made full tax provision in the financial statements, Beijing Telestone may be subject to a penalty for the deferred reporting of tax obligations. The exact amount of penalty cannot be estimated with any reasonable degree of certainty. The board of directors considers it unlikely that the tax penalty will be imposed.

9.    STOCK OPTION PLAN

On June 27, 2005, a Stock Option Plan (the “Plan”) was approved at the 2005 annual meeting of stockholders. The purpose of the Plan is to promote the growth and general prosperity of the Company by permitting the Company to grant options to purchase common stock and restricted stock of the Company to key employees, non-employee directors and advisors. The Plan is designed to help the Company and its subsidiaries and affiliates attract and retain superior personnel for positions of substantial responsibility and to provide key employees, non-employee directors, and advisors with an additional incentive to contribute to the success of the Company.

No options have been granted to any parties during the year ended December 31, 2005 and as of the date of these financial statements.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

The following is management's discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words "believes," "anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

Unless we indicate otherwise, references below to "we", "us ", "our" and "Telestone" mean Telestone Technologies Corporation and its subsidiaries.

BUSINESS DESCRIPTION

We are a wireless communications coverage solutions provider in the PRC. We principally provide mobile telecommunication coverage solutions to our customers in services networks to our customers in the PRC.

Our wireless coverage solutions business enhances mobile telecommunication coverage signals and improves the quality of reception for mobile phone users. These solutions are used in a variety of indoor and outdoor environments such as hotels, residential estates, office buildings, airports, exhibition centers, underground stations, highways, tunnels and vast countryside regions.

Our wireless coverage solutions business is comprised of research, development and application of wireless communications technology. In addition to sales of our internally designed wireless communication equipment, including repeaters, antennas and radio frequency accessories, we also provide project design, project management, installation, maintenance and other after-sales services in accordance with our customers' requirements. Since the establishment of Telestone in 1997, we have gradually developed business relationships with China Mobile, China Unicom, China Telecom and China Netcom, which are our main customers nowadays. During 2005, there was a great improvement of the revenue from China Telecom and China Netcom. Meanwhile we improved our business relationships with wireless system equipment vendors within China. After one year’s exploring in this field, we are starting to expand the business into overseas markets such as Vietnam. We also have expanded the business to India and Indonesia regions. Furthermore, we are ready to build new offices in Dallas, Texas.

In year 2005, the Company completed the research & development (“R&D”) of the 3G application equipments, such as WCDMA, CDMA2000 and TD-SCDMA within the 3G system. Before 3G licensed Chinese domestic carriers will face the problems of multi-carriers and multi-mobile telecommunication systems, our research and development center has developed a new third generation indoor coverage solution, which uses the fiber technology in the radio frequency signal distribution.

BUSINESS REVIEW

Three months ended March 31, 2006

	2006		2005		Growth
	$,000	% of Revenue	$,000	% of Revenue	$,000%
Revenue	3775		3533		242	6.85%
Cost of Equipment and Services	1808	47.89%	1546	43.76%	262	16.95%
Sales and Marketing Expenses	654	17.32%	590	16.70%	64	10.85%
General and Administrative	304	8.05%	471	13.33%	-167	-35.46%
Research and Development	113	2.99%	8	0.23%	105	1312.50%
Depreciation and Amortization	56	1.48%	43	1.22%	13	30.23%
Interest Expenses	0	0.00%	20	0.57%	-20	-100.00%
Other Income	5	0.13%	4	0.11%	1	25.00%
Income Before Tax	845	22.38%	859	24.31%	-14	-1.63%
Income Tax	128	3.39%	0	0.00%	128
Minority Interest	0	0.00%	0	0.00%	0	0.00%
Extraordinary Gain	0	0.00%	0	0.00%	0	0.00%
Net Income	717	18.99%	859	24.31%	-142	-16.53%

Our net revenues during the three months period ended March 31, 2006 were derived from installation and trading of wireless telecommunication. Our major customers include China Mobile, China Unicom, China Telecom and China Netcom. The majority of our revenues for the period were generated from mobile operators, while revenues from system integration providers were comparatively small.

Our revenues slightly increased for this reporting period as compared to the same period in 2005. Our net revenues for the three month period ended March 31, 2006 were $3,775,000, up from $3,533,000 for the corresponding period of the previous year. Nevertheless, we believe that Chinese carriers' total capital investment in year 2006 will not be less than 2005 and could potentially be greater with the expected launch of the 3G network.

For the reporting period, we endeavored to provide new products and innovative solutions, and we also developed new leads into other mobile telecommunication markets. We continue to deepen our penetration in the domestic markets where we already have a strong presence and now we are developing overseas markets in south-east Asia, specifically Vietnam, Indonesia and India. In these regions we have established business relationships with the local telecommunication carriers. We expect that new products, solutions and markets will enhance our business prospects.

Along with our strong R & D capabilities in developing new products, we have also implemented a series of effective cost control measures, including implementing price controls, optimizing our supply chain, and decreasing the use of raw materials, which we expect will improve our gross margin.

We believe that our revenues in year 2006 will improve and eventually eclipse fiscal 2005's revenue totals with the application of our continuously developed new products, solutions and the contribution of our newly developing markets, especially as the expected 3G network begins its construction, and the schedule for China Unicom reorganization becomes clear. The anticipated 3G rollout will have a positive impact on our company as we maintain our course with the 3G target directly in sight. We reiterate our earlier guidance for growth in 2006 of 20% to 30% in revenue and net earning after taxes compared to 2005, without the inclusion of revenue generated from the upcoming 3G deployment in China.

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe critical accounting policies as disclosed in our Annual Report on Form 10-KSB/A for the year ended December 31, 2005 reflect the more significant judgments and estimates used in preparation of our financial statements. We believe there have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2006 compared to those discussed in our Annual Report on Form 10-KSB/A for the year ended December 31, 2005.

RESULTS OF OPERATION

Revenues

Our revenues were $ 3,775,000 for the three months ended March 31, 2006, representing a increase of 6.85%, as compared to the same period in 2005. The slight increase in our revenues was primarily due to: China Mobile and China Netcom increasing their capital expenditures on 2G networks, which increase our business income.

Our revenues were primarily derived from products sales and service income.

Three months ended March 31, 2006

	2006		2005		Growth
	$,000	% of Revenue	$,000	% of Revenue	$,000%
Product Sales	3255	86.23%	2852	80.72%	403	14.13%
Service Income	520	13.77%	681	19.28%	-161	-23.64%
Total	3775	100.00%	3533	100.00%	242	6.85%

For the three months ended March 31, 2006, our revenues generated from product sales were $3,255,000, representing an increase of 14.13%, as compared to the corresponding period of last year. For the three months ended March 31, 2006, our revenues generated from service income were $520,000, representing a decrease of 23.64%, as compared to the same period in 2005.

For the three months ended March 31, 2006, our products sales and service income increased 6.85% compared to the same period in 2005. The increase in product sales was caused by China Mobile and China Netcom increasing their capital expenditures on 2G networks. The decrease in service income resulted from revenue decrease in network-optimization and project maintenance in the first quarter of the year 2006.

Breakdown by customers

Three months ended March 31, 2006

	2006		2005		Increase
	$,000	% of Revenue	$,000	% of Revenue	$,000%
China Telecom	540	14.29%	806	22.81%	-266	-33.06%
China Unicom	1,668	44.18%	1,656	46.87%	12	0.72%
China Netcom	433	11.47%	2	0.06%	431	21543.99%
China Mobile	1,132	29.98%	251	7.10%	881	350.99%
System Integrators	2	0.08%	818	23.15%	816	-99.76%
Total	3,775		3,533		242	6.86%

For the three months ended March 31, 2006, our revenues generated from China Mobile and China Netcom were $1,132,000 and $433,000 respectively, representing an increased of 350.99% and 21543.99%, respectively, as compared to the same period in 2005. The increase in our revenues from China Mobile and China Netcom was primarily due to the carriers' increased capital expenditure on 2G networks.

For the three months ended March 31, 2006, our revenues generated from China Unicom and China Telecom were $1,668,000 and $540,000. Revenue from China Unicom was almost the same as in the first quarter of 2005, and revenue from China Telecom decreased $266,000, representing a decrease of 33.06%, as compared to the same period in 2005. The decrease in revenues from China Telecom was primarily due to major unfinished projects. The financial performance will be revealed in the following quarters.

For the three months ended March 31, 2006, our direct products sales derived from system integrators were $2,000, compared to $818,000 generated during the same period in 2005, representing a decrease of 99.76% for the corresponding period of the previous year, because we want to reduce our business risk, and limit the sales to System Integrators.

From the composition of our revenues, revenue from carriers was our major revenue source, of which China Mobile and China Unicom constituted the majority. Compared to the corresponding period in 2005, the change in the composition ratio of our revenues was primarily driven by the following factors: (1) the increase in revenues from China Mobile and China Netcom, and (2) the decrease in revenues from China Telecom and System Integrators

Breakdown by solutions

Three months ended March 31, 2006

	2006		2005		Increase
	$,000	% of Revenue	$,000	% of Revenue	$,000	% of Revenue
Indoor	2,991	79.24%	2,683	75.94%	308	11.50%
Outdoor	436	11.54%	32	0.91%	404	1261.77%
Others	348	9.22%	828	23.15%	470	-57.45%
Total	3,775		3,533%		242	6.86%

For the three months ended March 31, 2006, revenues generated from indoor wireless coverage solutions were $2,991,000, representing an increase of 11.50%, as compared to the corresponding period of last year. For the reporting period, our revenues generated from outdoor wireless coverage solutions were $436,000, representing an increase of 1261.77% as compared to the same period in 2005. Our indoor coverage revenues and outdoor coverage revenues accounted for 79.24% and 11.54% of our total revenues for the three months ended March 31, 2006, respectively, compared to75.94% and 0.91% for the same period in 2005.

The significant increase in outdoor coverage revenues is due to improvement of Ganshu Unicom in outdoor coverage solution business.

Breakdown by regions

Three months ended March 31, 2006

	2006		2005		Increase
	$,000	% of Revenue	$,000	% of Revenue	$,000	% of Revenue
North	2,233	59.15%	1,492	42.23%	741	49.66%
South	671	17.77%	1,475	41.75%	804	-54.52%
East	871	23.08%	566	16.02%	305	53.89%
Total	3,775		3,533		242	6.86%

For the three months ended March 31, 2006, our revenues generated from the North (covering areas like Beijing, Tianjin, Xinjiang and etc.), South (covering areas like Guangdong, Fujian, Hubei and etc.) and East (covering areas like Shanghai, and etc.) were $2,233,000, $671,000 and $871,000, respectively, compared to $1,492,000, $1,475,000 and $566,000 for the corresponding period of last year.

Our revenues derived from the North, South and East accounted for 59.15%, 17.77% and 23.08% of our total revenues for the three months ended March 31, 2006, respectively, compared to 42.23%, 41.75% and 16.02% for the same period in 2005.

For the reporting period, most wireless coverage projects in major northern areas generated revenue from China Netcom. We limited the business relations with China Unicom, especially in the Guangzhou province, and we are still exploring the business potential with China Mobile and China Telecom. The above two factors caused the revenues not to be as good as expected in the south regions. Our Eastern regions’ revenue increased in the first quarter of the year, and the evidence is from the Fujian Telecom and JiangSu Telecom. In the meantime, the business deal with Telestone and Shanghai Telecom is still in the bidding stage, and we believe it will improve our revenue in the upcoming years.

Costs of Revenues

Three months ended March 31, 2006

	2006		2005		Increase
	$,000	% of Revenue	$,000	% of Revenue	$,000	% of Revenue
Products Sales Costs	1538	85.07%	1337	86.48%	201	15.03%
Service Costs	270	14.93%	209	13.52%	61	29.19%
Total	1808		1546		262	16.95%

For the three months ended March 31, 2006, our total costs of revenues were $1,808,000, representing an increase of 16.95% as compared to the corresponding period of last year. The increase in our total costs is attributable to increase in our revenues in the first quarter of 2006.

Our costs of revenues include product sales costs and service costs.

For the three months ended March 31, 2006, our product sales costs were $1,538,000, representing an increase of 15.03% as compared to the same period in 2005. Our product sales costs accounted for 85.07% of our total cost for the three months ended March 31, 2006 compared to 86.48% for the same period in 2005 which resulted from our following effective cost control measures: 1) Reducing purchasing costs through large scale procurement; 2) Decreasing the use of raw materials through system design optimization; 3) Regularly improving our SI technologies; and 4) Optimizing our supply chain to in turn receive better terms from suppliers.

For the three months ended March 31, 2006, our service costs were $270,000, representing an increase of 29.19% as compared to the same period in 2005. The main reason for this increase was the agreements regarding the construction and installment with Xi’an Telecom. These agreements were related expenses and were added to the service costs.

Our product sales costs and our service costs accounted for 85.07% and 14.93% of the total costs, respectively, for the first quarter in 2006, compared to 86.48% and 13.52%, respectively, for the corresponding period in 2005.

Gross Profit and Gross Margin

For the three months ended March 31, 2006, our gross profit was $1,967,000, which represented a decrease of 1.01% as compared to the same period in 2005. Our gross margin for the reporting period was 52.11%, up from 56.24% for the same period last year.

Our gross profit decrease during the reporting period, is attributable to strong competition in this market, and we have met the ramp rate of the sales price, which is higher than the rate of cost. We will take some effective measures to control product cost, and take advantage of our R&D capability to enhance our marketing competence.

Operating expenses

	2006		2005		Increase
	$,000	% of Revenue	$,000	% of Revenue	$,000	% of Revenue
Sales and Marketing Expenses	654	17.32%	590	16.70%	64	10.85%
General and Administrative Expenses	304	8.05%	471	13.33%	-167	-35.46%
Research and Development Expenses	113	2.99%	8	0.23%	105	1312.50%
Total	1071	28.37%	1069	30.26%	2	0.19%

Operating expenses mainly include sales and marketing expenses, general and administrative expenses and R & D expenses.

Sales and marketing expenses

Sales and marketing expenses include all related expenses and remunerations for sales personnel and travel expenses related to sales of products and market development.

For the three months ended March 31, 2006, sales and marketing expenses were $654,000, accounting for 17.32% of the total revenues, as compared to $590,000, or 16.70% of total revenues for the corresponding period in 2005. Sales and marketing expenses had a period-to-period increase of 10.85%.

Sales and marketing expenses increased because of our efforts to expand our business range, penetrate into new markets and set up branches and representative offices therein, as well as investments related to business expansion in new markets. We expect the increase in sales and marketing expenses during the reporting period will benefit our income growth in the coming quarters.

General and administrative expenses

General and administrative expenses consist primarily of remuneration for personnel, travel expenses, materials expenses related to general and daily administration, fees for professional services, and provisions for doubtful accounts.

For the three months ended March 31, 2006, general and administrative expenses were $304,000, accounting for 8.05% of the total revenues, as compared to $471,000, or 13.33% of the total revenues for the corresponding period in 2005. General and administrative expenses had a period-to-period decrease of 35.46%.

The major reasons for the decrease in general and administrative expenses were due to our efforts to optimize the structure of the organization, improved work efficiency and cutting the level of daily expenses.

R & D expenses

R&D expenses include remunerations for R&D staff, material expenses, travel expenses and facilities.

For the three months ended March 31, 2006, R & D expenses were $113,000, accounting for 2.99% of the total revenues, as compared to $8,000, or 0.23% of the total revenues for the corresponding period in 2005. R & D expenses had a period-to-period increase of 1312.50%.

We have directed some of our R&D efforts towards investing into wireless telecommunications research and development, primarily 3G related technologies and applications. We expect these research activities will enhance our technologies, reduce the cost of existing products and create future revenue streams through the launch of new products.

Net Income

For the three months ended March 31, 2006, our net income was $717,000, which represented a decrease of 16.53% as compared to the same period in 2005. The period-to-period decrease in net income was primarily due to the R&D center’s increased costs in term of sales and marketing expenses. Furthermore, the income tax is paid at 12%, whereas in previous years, there was no income tax payment.

LIQUIDITY AND SOURCE OF CAPITAL

We generally finance our operations from cash flow generated internally. As of March 31, 2006, we had current assets of $32,375,000. Current assets are comprised of inventories of $2,316,000, accounts receivable of $25,277,000, prepayments, deposits and other receivables of $2,648,000, and cash and cash equivalents of $2,134,000. Current liabilities comprised of accounts payable of $4,623,000, tax payables of $6,413,000, other payables and accruals of $3,598,000.

Our trading terms with our customers are mainly on credit. As of March 31, 2006, our accounts receivable were $25,277,000 compared to $22,530,000 as of December 31, 2005. The credit period is generally less than one year. The gradual increase in the accounts receivable is mainly due to 1) steady growth in revenues resulting from growth in business scale, 2) change in the settlement pattern of the mobile operators, and 3) the account receivable with China Unicom. Their payment period is not as quick as expected by the Company.

Although we have experienced a long accounts receivable turnover period, the evidence showed that in the first quarter of this year there was little improvement in collection of the accounts receivable, but we believe the accounts receivable could be recovered because our major customers, namely China Unicom and China Mobile, are reputable and sizeable mobile operators in the PRC. Additionally, we have not experienced significant bad debts historically. Notwithstanding this, we pay special attention to lowering the turnover period of our accounts receivable balances and have taken the following measures:

(1) The provincial branch managers and the headquarters district managers are in charge of the collection of the account receivables, which form an important element of their performance evaluation.

(2) The Company will keep in touch with the management and the key department (such as the financial department and the planning department) of the carriers in headquarters as well as the provincial branches to monitor the collection of the account receivables.

(3) Our business strategy is to encourage sales to China Mobile, China Telecom, China Netcom and certain provincial branches of China Unicom who had good payment records. We believe these measures will optimize the structure of our account receivables and minimize our financial risks in the future.

We believe the above-mentioned measures could improve our accounts receivable turnover period and provide a better internal control environment for us to cope with the fast growing telecommunication industry in the PRC that we are facing in the coming future.

As of March 31, 2006, our inventories were $2,316,000, as compared to $2,287,000 as of December 31, 2005, which represented an increase of 1.27%. The increase in the inventories is due to the following factors: (1) inventory reservations based on anticipated growth in the second quarter; and (2) our ability to acquire a lower purchasing pricing through large scale procurement.

As of March 31, 2006, our cash and bank balances were mainly denominated in Renminbi ("RMB") and United States dollars ("US$"), while our bank borrowings were mainly denominated in RMB. Our revenue and expenses, assets and liabilities are mainly denominated in RMB and US$. Recently, the Chinese exchange rate fluctuations have led to an appreciation of currency. This may be a result of certain exchange risks.

We have experienced negative cash flows from operating activities for the periods ended March 31, 2006 and 2005, which is primarily the result of extended turnover periods related to our accounts receivable, as mentioned above. A continuation of this situation could negatively impact our liquidity and in turn, our overall results of operations. In order to address this issue, apart from the implementation of the above-mentioned measures to reduce the turnover period, we are also exploring the possibility of obtaining third parties financing and considering raising additional capital through debt or equity financings.

Our gearing ratio, calculated as total debts over total assets, was 43.87% as of March 31, 2006 and 43.17% as of December 31, 2005, respectively.

CONTINGENT LIABILITIES

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

EMPLOYMENT AND REMUNERATIONS

We offer competitive remuneration schemes to our employees based on industry practices as well as the employees and our performance

Item 3.  Controls and Procedures.

Prior to the conclusion of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13(a)-14(c). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

A former stockholder of Telestone initiated arbitration proceedings in the PRC against SMI alleging the failure of SMI to settle the payment of the consideration owned to said stockholder as a result of the transaction pursuant to which SMI acquired all of the outstanding capital shares of Telestone. The value of the above claim is approximately $1.2 million. The claim was rejected because of non-jurisdiction.

As a result of the rejected claim, the former shareholder initiated a legal proceeding in the PRC against SMI and Beijing Telestone Technologies Corp. for the same claim in nature. The case is in the process of pretrial preparation. The value of this claim is nearly $1 million. Management believes that the claim is without merit and will be resoled in SMI and Beijing Telestone Technologies Corp.’s favor.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

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

TELESTONE TECHNOLOGIES CORPORATION

Date: May 15, 2006	By:	/s/ Han Daqing

Han Daqing, Chief Executive Officer

Date: May 15, 2006	By:	/s/ Liu Dongping

Liu Dongping, Chief Financial Officer