Form 10QSB
period 2006-06-30
TELESTONE TECHNOLOGIES CORP
filed 2006-08-14
CIK 817129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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
Yes ☑ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

As of August 10, 2006, 8,602,106 shares of the Issuer's $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format:
Yes ☐ No ☑

ITEM 1. FINANCIAL STATEMENTS

Telestone Technologies Corporation

Index to Financial Statements

Page
Condensed Consolidated Statements of Operations	3

Condensed Consolidated Balance Sheets	4

Condensed Consolidated Statement of Cash Flows	5

Condensed Consolidated Statement of Changes in Stockholders’ Equity	6

Notes to Condensed Consolidated Financial Statements	7-12

Telestone Technologies Corporation

Condensed Consolidated Statements of Operations

		(Unaudited)		(Unaudited)
		Three months ended June 30,		Six months ended June 30,
		2006	2005	2006	2005
	Note	US$’000	US$’000	US$’000	US$’000
Operating revenues
Net sales of equipment		3,571	2,783	6,826	5,635
Service income		1,648	1,621	2,168	2,302

		5,219	4,404	8,994	7,937
Operating expenses
Equipment and services		2,637	2,346	4,445	3,892
Sales and marketing		576	630	1,230	1,220
General and administrative		205	445	508	916
Research and development		167	146	280	154
Depreciation and amortization		42	53	98	96

Total operating expenses		3,627	3,620	6,561	6,278

Operating income		1,592	784	2,433	1,659
Interest expense		—	(2)	—	(22)
Other income, net		141	2	145	6

Income before income taxes		1,733	784	2,578	1,643
Income taxes	6	(214)	—	(342)	—

Net income		1,519	784	2,236	1,643

Earnings per share:	3

Weighted average number of shares outstanding
Basic		8,602,106	8,528,590	8,592,824	8,420,393
Dilutive effect of warrants		121,043	154,892	104,738	205,021

Diluted		8,723,149	8,683,482	8,697,562	8,625,414

Net income per share of common stock

Basic:
Net income		0.18	0.09	0.26	0.20

Diluted:
Net income		0.17	0.09	0.26	0.19

The accompanying notes are an integral part of these condensed consolidated financial statements.

Telestone Technologies Corporation

Condensed Consolidated Balance Sheets

		(Unaudited) As of June 30, 2006	As of December 31, 2005
	Note	US$’000	US$’000
ASSETS

Current assets
Cash and cash equivalents		3,824	3,605
Accounts receivable	4	22,807	22,530
Due from related parties	7	1,462	1,322
Inventories - Finished goods		4,404	2,287
Prepayment		223	535
Other current assets		273	240

Total current assets		32,993	30,519

Property, plant and equipment, net		866	1,031

Total assets		33,859	31,550

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Short-term bank loan	5	1,239	—
Accounts payable - Trade		4,811	4,223
Customer deposits for sales of equipment		2	4
Due to related parties	7	1,989	2,133
Taxes payable		4,563	5,556
Accrued expenses and other accrued liabilities		1,013	1,703

Total current liabilities		13,617	13,619

Commitments and contingencies	9

Minority interests

Stockholders’ equity
Preferred stock, US$0.001 par value, 10,000,000 shares authorized, no shares issued		—	—
Common stock and paid-in capital, US$0.001 par value: Authorized - 100,000,000 shares as of June 30, 2006 and December 31, 2005		—	—
Issued and outstanding - 8,567,106 shares as of June 30, 2006 and 8,060,106 shares as of December 31, 2005		8	8
Dedicated reserves		2,131	2,131
Additional paid-in capital		7,476	7,401
Other comprehensive income		365	365
Retained earnings		10,262	8,026

Total stockholders’ equity		20,3242	17,931

Total liabilities and stockholders’ equity		33,859	31,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

Telestone Technologies Corporation

Condensed Consolidated Statement of Cash Flows

	(Unaudited)
	Six months ended June 30,
	2006	2005
	US$’000	US$’000
Cash flows from operating activities
Net income	2,236	1,643
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	98	96
Provision for doubtful accounts	—	169
Changes in assets and liabilities:
Accounts receivable	(277)	(3,572)
Inventories, net	(2,117)	(499)
Due from related parties	(140)	(55)
Gain on disposal of PPE	(138)	(66)
Prepayment	313	(163)
Other current assets	(34)	82
Accounts payable	588	600
Due to related parties	(144)	(88)
Customer deposits for sales of equipment	(2)	22
Taxes payable	(993)	205
Accrued expenses and other accrued liabilities	(690)	722

Net cash used in operating activities	(1,300)	(904)

Cash flows from investing activities
Purchase of property, plant and equipment	(27)	(314)
Proceeds from disposal of PPE	232

Net cash provided by (used in) investing activities	205	(314)

Cash flows from financing activities
Proceeds from short-term bank loan	1,239	—
Proceeds from issuance of shares	75	1,071

Net cash provided by financing	1,314	1,071

Net increase (decrease) in cash and cash equivalents	219	(147)

Cash and cash equivalents, beginning of the period	3,605	2,230

Cash and cash equivalents, end of the period	3,824	2,083

The accompanying notes are an integral part of these condensed consolidated financial statements.

Telestone Technologies Corporation

Condensed Consolidated Statement of Changes in Stockholders’ Equity

		(Unaudited)		(Unaudited)
		Three months ended June 30,		Six months ended June 30,
		2006	2005	2006	2005
	Note	US$’000	US$’000	US$’000	US$’000
Operating revenues
Net sales of equipment		3,571	2,783	6,826	5,635
Service income		1,648	1,621	2,168	2,302

		5,219	4,404	8,994	7,937
Operating expenses
Equipment and services		2,637	2,346	4,445	3,892
Sales and marketing		576	630	1,230	1,220
General and administrative		205	445	508	916
Research and development		167	146	280	154
Depreciation and amortization		42	53	98	96

Total operating expenses		3,627	3,620	6,561	6,278

Operating income		1,592	784	2,433	1,659
Interest expense		-	(2)	-	(22)
Other income, net		141	2	145	6

Income before income taxes		1,733	784	2,578	1,643
Income taxes	6	(214)	-	(342)	-

Net income		1,519	784	2,236	1,643

Earnings per share:	3

Weighted average number of shares outstanding
Basic		8,602,106	8,528,590	8,592,824	8,420,393
Dilutive effect of warrants		121,043	154,892	104,738	205,021

Diluted		8,723,149	8,683,482	8,697,562	8,625,414

Net income per share of common stock

Basic:
Net income		0.18	0.09	0.26	0.20

Diluted:
Net income		0.17	0.09	0.26	0.19

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

Success Million International Limited (“SMI”), a company established in the Hong Kong Special Administrative Region of the People’s Republic of China (the “PRC”) on August 23, 2004, is a wholly owned subsidiary of TTC and had no business operations since incorporation. Beijing Telestone Technology Company Limited (“Beijing Telestone”), a wholly-owned subsidiary of SMI, established in Beijing, the People’s Republic of China (the “PRC”) with an operating period for an initial term of 20 years until April 12, 2004, is engaged in the business of design, development, installation and trading of wireless telecommunication coverage system equipment.

Beijing Telestone Wireless Telecommunication Company Limited (“BTWTC”), being considered as a variable interest entity (“VIE”) owned by TTC’s directors and stockholders, was established in Beijing, the People’s Republic of China (the “PRC”) with a tenure of 20 years. As TTC adopted FIN 46 for all periods presented, the financial statements of BTWTC are consolidated in the financial statements of Beijing Telestone.

In this report, TTC, SMI, Beijing Telestone and BTWTC are collectively referred to as the “Company”.

The consolidated financial statements include the financial statements of TTC and its subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

2.    PREPARATION OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements as of June 30, 2006, have been prepared based upon Securities and Exchange Commission ("SEC") rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2006 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("USA") have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto incorporated by reference in the Company's Form 10-KSB/A for the year ended December 31, 2005 filed on March 31, 2006. The results of operations for the six-month periods ended June 30, 2006 and 2005 are not necessarily indicative of the operating results to be expected for the full year.

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

4.	ACCOUNTS RECEIVABLE

	(Unaudited) As of June 30, 2006	As of December 31, 2005
	US$’000	US$’000

Completed contracts	24,521	24,139
Retentions	826	931

	25,347	25,070
Less: Allowance for doubtful accounts	(2,540)	(2,540)

	22,807	22,530

Of the retentions balance as of June 30, 2006 and December 31, 2005, approximately US$261,000 and US$777,000 respectively are expected to be collected after one year.

5.    SHORT-TERM BANK LOAN

The bank loan was secured by a personal guarantee by Mr. Han Daqing, the Company’s Chief Executive Officer, repayable on June 16, 2007, and interest bearing at an interest rate that is adjusted monthly at 130% of the national standard rate established on a monthly basis by the People’s Bank of China.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

6.    TAXATION

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

All of the Company’s income is generated in the PRC by Beijing Telestone and is subject to PRC income taxes at a rate of 24%. Since Beijing Telestone has registered as a wholly-owned foreign investment enterprise (“WOFIE”), it is subject to tax laws applicable to WOFIE in the PRC and is fully exempt from the PRC enterprise income tax of 24% for two years, followed by a 50% reduction for the next three years commencing in fiscal year 2006.

7.    RELATED PARTY TRANSACTIONS

Summary of related party transactions

	(Unaudited) As of June 30, 2006	As of December 31, 2005
	US$’000	US$’000

Due from related parties
Other employees (Note (a))	254	114
Ex-stockholders of SMI (Note (b))	1,208	1,208

	1,462	1,322

Due to related parties
A director (Note (a))	693	835
Related company (Note (c))	50	52
Ex-stockholders of Beijing Telestone (Note (b))	1,246	1,246

	1,989	2,133

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

7.    RELATED PARTY TRANSACTIONS (CONTINUED)

Note:

(a)	The amounts due from/to directors and employees represent unsecured advances made to those parties from time to time. These amounts are interest free and repayable on demand.

(b)
The amounts due to ex-stockholders of Beijing Telestone of US$1,246,000 represent the consideration arising from the consummation of the business combination. The ex-stockholders of SMI had represented that they had fully settled the amount with the ex-stockholders of Beijing Telestone and also undertaken to fully indemnify SMI against any claims from the ex-stockholders of Beijing Telestone (the “Indemnification”). However, an ex-stockholder of Beijing Telestone has initiated lawsuit against SMI and Beijing Telestone on December 14, 2005 alleging that the consideration amount has not been settled. The court hearing process has commenced since May 10, 2006 and is now in the preliminary stage in collecting evidence from both parties, and therefore no verdict has been drawn yet. According to the legal opinion issued on March 6, 2006 from Beijing Telestone’s attorney (Da Du Law Firm, registered in the PRC), the lawsuit as referred to above related to the dispute between the ex-stockholders of Beijing Telestone and there is no legal relationship between the ex-stockholder and SMI/Beijing Telestone. Accordingly, the outcome of the legal case, in the opinion of the directors, will have no legal implications on the ownership structure and control of Beijing Telestone. Up to the date of this report, the hearing has not finalized yet.

(c)
The Company is related to the extent that a director of the Company has beneficial interest in it. The amounts due to related company represent unsecured advances made to the Company. These amounts are interest free and repayable on demand.

8.    SEGMENT INFORMATION

During the quarter ended June 30, 2006, all revenues of the Group are from its installation and trading of wireless telecommunication. Accordingly no financial information by business segment is presented.

The Group operates in the PRC and over 90% of its revenue and operating profit are from the PRC. Accordingly, no geographical analysis is presented.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

8.    SEGMENT INFORMATION (CONTINUED)

Major customers and suppliers with revenues and purchases of more than 10% of the Company’s sales and purchases are as follows:

	(Unaudited) Six months ended June 30,
	2006	2005
	US$’000	US$’000
Major customers with revenues of more than 10% of the Company’s sales
Sales to major customers	8,321	5,913
Percentage of sales	93%	75%
Number	3	2

Major suppliers with purchases of more than 10% of the Company’s purchases
Purchases from major suppliers	2,065	2,296
Percentage of purchases	39%	70%
Number	2	3

Accounts receivable related to the Company’s major customers comprised 93% and 95% of all accounts receivables as of June 30, 2006 and December 31, 2005 respectively.

9.    COMMITMENTS AND CONTINGENCIES

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

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

10.    STOCK OPTION PLAN

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

No options have been granted to any parties as of the date of these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is management's discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words "believes," "anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

Unless we indicate otherwise, references below to "we", "us", "our" and "Telestone" mean Telestone Technologies Corporation and its subsidiaries.

BUSINESS DESCRIPTION

We are a wireless communications coverage solutions provider in the People’s Republic of China (the “PRC”). We principally provide mobile telecommunication coverage solutions to our customers in service networks in the PRC.

Our wireless coverage solutions business enhances mobile telecommunication coverage signals through the use of signals received from base stations. Our base stations amplify these coverage signals directly to an extended or designated area of coverage, and this process improves the quality of reception for mobile phone users. These solutions are used in a variety of indoor and outdoor environments such as hotels, residential estates, office buildings, airports, exhibition centers, underground stations, highways, tunnels and vast countryside regions.

Our wireless coverage solutions business is comprised of research, development and application of wireless communications technology. In addition to sales of our internally designed wireless communication equipment, including repeaters, antennas and radio frequency accessories, we also provide project design, project management, installation, maintenance and other after-sales services in accordance with our customers' requirements. Since the establishment of Telestone in 1997, we have gradually developed business relationships with wireless operators. Our main customers are China Mobile Group (“China Mobile”), China Unicom Group (“China Unicom”), China Telecom Group (“China Telecom”) and China Netcom Group (“China Netcom”). China Mobile and China Unicom are the leading wireless operators in the PRC, and both of these entities operate the Code Division Multiple Access (“CDMA”) and Global System for Mobile Communications (“GSM”) networks. China Mobile operates the GSM and China Unicom operates the GSM and CDMA.

Competition amongst PRC wireless operators has been intensifying in recent years. Fixed-line operators, such as the China Telecom and the China Netcom, have expressed interest in obtaining wireless licenses and entering the wireless communication business. In recent years, telecommunication operators such as the China Telecom and China Netcom have deployed alternative wireless networks, specifically personal handy-phone system (“PHS”) networks, in some cities and rural areas.

During 2005, there was an improvement of the revenue received from China Telecom and China Netcom. Based on a Ministry of Information Industry (“MII”) report from June 2006, the number of users of PHS, which is operated by China Telecom and China Netcom, increased to 92 million, an increase of 12 million from the corresponding period last year. In addition, both China Telecom and China Netcom increased their wireless coverage in anticipation of the launch of the third generation wireless communication network (the “3G network”). The Company has started to expand its business into overseas markets such as Vietnam, India and Indonesia regions. Furthermore, the Company is planning on building new offices in Dallas, Texas.

In 2005, the Company completed the research & development (“R&D”) of 3G application equipments, such as WCDMA, CDMA2000 and TD-SCDMA, three expected licenses in the 3G network. Before 3G licensed Chinese domestic carriers will face the problems of multi-carriers and multi-mobile telecommunication systems, our R&D center has developed a new third generation indoor coverage solution, which uses the fiber technology in the radio frequency signal distribution to transmit high speed data signals.

BUSINESS REVIEW

Our net revenues during the six months period ended June 30, 2006 were derived from installation and trading of wireless telecommunication. The majority of our revenues for the period were generated from mobile operators, while revenues from system integration providers were comparatively small.

For the reporting period, the Company provided new products and innovative solutions and we also developed new leads into other mobile telecommunication markets. We continue to deepen our penetration in the domestic markets such as Shanghai, Beijing, Tianjin, and Guangdong. The Company anticipates that we will increase our marketing in these areas in fiscal year 2006. The Company is currently developing overseas markets for its products in south-east Asia, specifically Vietnam, Indonesia and India. We have also established business relationships with telecommunication carriers in these regions. We expect that new products, solutions and markets will enhance our business prospects.

Along with our R&D capabilities in developing new products, we have also implemented a series of effective cost control measures, including implementing price controls, optimizing our supply chain, and decreasing the use of raw materials, which we expect will improve our gross margin.

We believe that our revenues in 2006 will and eventually eclipse fiscal 2005's revenue totals with the application of our new products, solutions and the contribution of our newly developing markets, especially as the expected 3G network begins its construction. There has not been any public disclosure from the PRC about the anticipated launch of the 3G network, and as a result, the Company is not certain when the launch of the 3G network will occur. However, the Company believes that the anticipated 3G rollout will have a positive impact on our Company.

According to an MII report in 2005, revenue from the telecommunication industry in the PRC increased 11.7% compared to 2004. The growth included revenue from mobile communication, which increased by 17.2%.We reiterate our earlier guidance for growth in 2006 of 20% to 30% in revenue, compared to 2005, without the inclusion of anticipated revenue generated from the upcoming 3G network deployment in China.

Telestone Patents

The PRC recognizes two types of patents, the practical new patent and the invention patent. There are two types of patent in the PRC, the practical new patent and the invention patent. The practical new patent remains effective for 10 years after being granted, while the invention patent remains effective for 20 years. According to the Chinese Patent Law, there are also different procedures and time limits for the government to deal with the two types of patents. By the end of June 2006, Telestone was granted 11 patents from the National Intellectual Right Bureau of the PRC, among which 10 are practical new patents and the other is an invention patent.

New solutions of Telestone

As of June 30, 2006, the Company has developed three new solutions:

The Company’s 3D coverage system solution has been using optical fiber plus Cat-5E/6 or thin net cable distribution mode for indoor or outdoor coverage, which is the global leading 2G/3G coverage system. Because the 3D coverage system uses the intermediate frequency transmission, it has unique characteristics such as flexibility, high output, low uplink noise and intelligence, which can satisfy all kinds of coverage requirements. It focuses on providing stable indoor voice and wireless data service at a reasonable price, and is especially suitable for large-scale construction sites. It also has a consummate monitor system which can monitor each antenna. The trials include: Dongguan Mobile Hui Huang Da Sha, Dongguan Mobile Ju Hao Mu Zu Cheng, Shenzhen Mobile Guo Tong Fu lou, Hohhot Bridge Huabei Cellular Coverage and the Chinese Telecommunication Headquarters Building.

The PHS system optimization solution has transitioned to a network optimization period from network maintenance, aiming at solving the four major problems of the wireless network; namely, network coverage, network planning, network capacity and network disturbance. Our solutions have the following merits: investment reduction, traffic increase, increase of network utilization ratio and high quality network operation. The projects include: Zhuhai Telecommunication Correspondence Building, Hohhot network optimization, Baise network optimization and Guilin road coverage optimization.

The Company’s TD-SCDMA repeaters application solutions have the following merits: flexible network grouping, low construction cost, convenient and fast equipment installation and removal. It can be applied for signal coverage of blind spots such as signal blocked areas, tunnels and temporary meeting rooms. Because the TD-SCDMA system works in 2GHz frequency bands, it has weak penetrability compared with the 800MHz and the 900MHz frequency band of the 2G network. This weak penetrability will cause many blind signal spots and TD-SCDMA repeaters can be used to cover these blind signal spots. The Company anticipates that the TD-SCDMA repeaters application solutions will be very marketable in the PRC, because the development of the TD-SCDMA network will be completed in the PRC.

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe critical accounting policies as disclosed in our Annual Report on Form 10-KSB/A for the year ended December 31, 2005, reflect the more significant judgments and estimates used in preparation of our financial statements. We believe there have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2006, compared to those discussed in our Annual Report on Form 10-KSB/A for the year ended December 31, 2005.

RESULTS OF OPERATIONS

REVENUES

For the three months and six months ended June 30, 2006, net revenues were $5,219,000 and $8,994,000, representing an increase of 18.51% and 13.32%, respectively, when compared to the corresponding periods of 2005. The increase in net revenues was due to a mixed effect of: (1) China Mobile and China Telecom boosting its capital investment; and (2) China Unicom temporarily lowering its capital expenditure.

During the six months ended June 30 2006, we managed to expand our revenue stream from sales of the indoor coverage solution, which included products and system integration services, to China Mobile and China Telecom. This revenue stream offset some of the negative effect on our revenues caused by China Unicom's drop in capital expenditure, which resulted in a slight increase in total revenues for the second quarter of 2006.

BREAKDOWN BY NATURE

Three months ended June 30, 2006

	2006		2005		Increase
	USD'000	% of revenue	USD'000	% of revenue	USD'000%
Product sales	3571	68.42%	2783	63.19%	788	28.31%
System integration service sales	1648	31.58%	1621	36.81%	27	1.67%
Total	5219	100.00%	4404	100.00%	815	18.51%

Six months ended June 30, 2006

	2006		2005		Increase
	USD'000	% of revenue	USD'000	% of revenue	USD'000%
Product sales	6826	75.90%	5635	71.00%	1191	21.14%
System integration service sales	2168	24.10%	2302	29.00%	-134	-5.82%
Total	8994	100.00%	7937	100.00%	1057	13.32%

For the three months and six months ended June 30, 2006, revenues generated from product sales were $3,571,000 and $6,826,000, which represented an increase of 28.31% and 21.14%, respectively, compared to the corresponding periods of 2005. For the three months and six months ended June 30, 2006, revenues generated from system integration service sales were $1,648,000 and $2,168,000, which represented an increase of 1.67% and a decrease of 5.82% respectively, compared to the same periods of 2005.

For the three months and six months ended June 30, 2006, revenues generated from product sales accounted for 68.42% and 75.90% of total revenues, respectively, compared to 63.19% and 71% for the corresponding periods of 2005. For the three months and six months ended June 30, 2006, revenues generated from system integration service sales accounted for 31.58% and 24.10% of total revenues, respectively, compared to 36.81% and 29.00% for the same periods of 2005.

BREAKDOWN BY CUSTOMERS

Three months ended June 30, 2006

	2006		2005		Increase
	USD'000	% of revenue	USD'000	% of revenue	USD'000%
China Mobile	1034	19.81%	532	12.08%	502	94.36%
China Unicom	2058	39.43%	2979	67.64%	-921	-30.92%
China Netcom	229	4.39%	295	6.70%	-66	-22.37%
China Telecom	1889	36.19%	472	10.72%	1417	300.21%
Others	9	0.17%	126	2.86%	-117	-92.86%
Total	5219		4404		815	18.51%

Six months ended June 30, 2006

	2006		2005		Increase
	USD'000	% of revenue	USD'000	% of revenue	USD'000%
China Mobile	2166	24.08%	783	9.87%	1383	176.63%
China Unicom	3726	41.43%	4635	58.40%	-909	-19.61%
China Netcom	662	7.36%	297	3.74%	365	122.90%
China Telecom	2429	27.01%	1278	16.10%	1151	90.06%
Others	11	0.12%	944	11.89%	-932	-98.73%
Total	8994		7937		1057	13.32%

For the three months and six months ended June 30, 2006, revenues generated from China Mobile were $1,034,000 and $2,166,000, which represented an increase of 94.36% and 176.63%, respectively, compared to the corresponding periods of 2005. For the three months and six months ended June 30, 2006, revenues generated from China Unicom were $2,058,000 and $3,726,000, which represented a decrease of 30.92% and a decrease of 19.61% respectively, compared to the same periods of 2005. The increase in revenues from China Mobile was due to the carrier's decision to increase its capital expenditure. In certain regions, specifically, the Gui Zhou province, Guang Xi province, Hu Bei province, Beijing and Shanghai city, we captured more market shares from China Mobile, which increased our business. However, China Unicom slowed its infrastructure investment because they were still busy with new bidding work during the second quarter of 2006.

For the three months and six months ended June 30, 2006, revenues generated from China Netcom were $229,000 and $662,000, which represented a decrease of 22.37% and an increase of 122.90%, respectively, compared to the corresponding periods of 2005. For the three months and six months ended June 30, 2006, revenues generated from China Telecom were 1,889,000 and 2,429,000, which represented an increased of 300.21% and 90.06%, respectively, compared to the corresponding periods of 2005. The decrease in revenues from China Netcom was due to its bidding work in the second quarter of 2006. In the bidding stage, our Company’s tower mounted amplifiers successfully enrolled, which will improve our business in the next quarter. We managed to expand our revenue stream from sales of the PHS coverage solution to China Netcom and China Telecom during 2006. Our Company’s equipment and products have been enrolled in Shanghai Telecom and we acquired new business with Guangdong Telecom. The Company believes that this acquisition will aid in the development of our business.

Revenues from telecom carriers were our major revenue source for the six months ended June 30, 2006 and China Mobile, China Unicom and China Telecom accounted for the majority change in revenue, compared to the corresponding period in 2005. The change in the composition ratio of revenues was primarily driven by the following factors: (1) an increase in revenues received from China Mobile; (2) increased revenues of PHS coverage solutions derived from China Netcom and China Telecom.

BREAKDOWN BY SOLUTIONS

Three months ended June 30, 2006
	2006		2005		Increase
	USD'000	% of revenue	USD'000	% of revenue	USD'000%
Indoor	4840	92.74%	3469	78.77%	1371	39.52%
Outdoor	104	1.99%	711	16.14%	-607	-85.37%
Others	275	5.27%	224	5.09%	51	22.77%
Total	5219		4404		815	18.51%

Six months ended June 30, 2006
	2006		2005		Increase
	USD'000	% of revenue	USD'000	% of revenue	USD'000%
Indoor	7831	87.06%	6152	77.51%	1679	27.29%
Outdoor	540	6.00%	743	9.36%	-203	-27.32%
Others	623	6.93%	1042	13.13%	-418	-40.12%
Total	8994		7937		1057	13.32%

For the three months and six months ended June 30, 2006, revenues generated from indoor wireless coverage solutions were $4,840,000 and $7,831,000, which represented an increase of 39.52% and 27.29%, respectively, compared to the corresponding periods of 2005. For the three months and six months ended June 30, 2006, revenues generated from outdoor wireless coverage solutions were $104,000 and $540,000, which represented a decrease of 85.37% and a decrease of 27.32% respectively, compared to the same periods of 2005.

For the three months and six months ended June 30, 2006, revenues generated from indoor wireless coverage solutions accounted for 92.74% and 87.06% of total revenues, respectively, compared to 78.77% and 77.51% for the corresponding periods of 2005. For the three months and six months ended June 30, 2006, revenues generated from outdoor wireless coverage solutions accounted for 1.99% and 6.00% of total revenues, respectively, compared to 16.14% and 9.36% for the same periods of 2005.

The significant increase in indoor coverage revenues in the second quarter of 2006 was due to sales made to China Mobile and China Telecom that increased their capital expenditure.

BREAKDOWN BY REGIONS

Three months ended June 30, 2006
	2006		2005		Increase
	USD'000	% of revenue	USD'000	% of revenue	USD'000%
North	1809	34.66%	1601	36.35%	208	12.99%
South	2426	46.48%	2690	61.08%	-264	-9.81%
East	984	18.85%	113	2.57%	871	770.80%
Total	5219		4404		815	18.51%

Six months ended June 30, 2006
	2006		2005		Increase
	USD'000	% of revenue	USD'000	% of revenue	USD'000%
North	4043	44.95%	3093	38.97%	950	30.71%
South	3097	34.43%	4165	52.48%	-1068	-25.64%
East	1854	20.61%	679	8.55%	1176	173.20%
Total	8994		7937		1057	13.32%

For the three months and six months ended June 30, 2006, revenues generated from the North (covering areas such as Beijing, Tianjin, Xinjiang and etc.) were $1,809,000 and $4,043,000, which represented an increase of 12.99% and 30.71%, respectively, compared to the corresponding periods of 2005. For the three months and six months ended June 30, 2006, revenues generated from the South (covering areas such as Guangdong, Fujian, Sichuan and etc.) were $2,426,000 and $3,097,000, which represented a decrease of 9.81% and 25.64% respectively, compared to the same periods of 2005. For the identical periods, revenues generated from the East (covering areas such as Shanghai, Nanjing and etc.) were $984,000 and $1,855,000, which represented an increase of 770.80% and 173.20%, respectively, compared to the corresponding periods of 2005.

For the three months and six months ended June 30, 2006, revenues generated from the North accounted for 34.66% and 44.95% of total revenues, respectively, compared to 36.35% and 38.97% for the corresponding periods of 2005. For the three months and six months ended June 30, 2006, revenues generated from the South accounted for 46.48% and 34.43% of total revenues, respectively, compared to 61.08% and 52.48% for the same periods of 2005. For the identical periods, revenues generated from the East accounted for 18.85% and 20.62% of total revenues, respectively, compared to 2.57% and 8.55% for the corresponding periods of 2005.

For the six month 2006 reporting period, revenue increase in the North was mainly affected by an increase in sales made to Beijing Mobile, Hebei Netcom, Neimeng Netcom and Tianjin Unicom as they increased capital expenditure. On the other hand, the revenue decrease in the South was primarily due to several factors: (1) decreased business with Gugangzhou Unicom; and (2) our preparation to obtain market shares of Hubei Unicom and Yunnan Mobile.

COSTS OF REVENUES

Three months ended June 30, 2006
	2006		2005		Increase
	USD'000	% of revenue	USD'000	% of revenue	USD'000%
Costs of product sales	1861	35.66%	1283	29.13%	578	45.05%
Costs of system integration service sales	776	14.87%	1063	24.14%	-287	-27.00%
Costs of R&D technologies sales	0		0		0
Total	2637		2346		291	12.40%

Six months ended June 30, 2006
	2006		2005		Increase
	USD'000	% of revenue	USD'000	% of revenue	USD'000%
Costs of product sales	3399	37.79%	2620	33.01%	779	29.73%
Costs of system integration service sales	1046	11.63%	1216	15.32%	-170	-13.98%
Costs of R&D technologies sales	0		56		-56	-1
Total	4445		3892		553	14.21%

For the three months and six months ended June 30, 2006, our total costs of revenues were $2,637,000 and $4,445,000, which represented an increase of 12.40% and 14.21%, respectively, as compared to the corresponding periods of 2005.

Costs of revenues include costs of product sales, costs of system integration service sales and costs of R&D technologies sales.

For the three months and six months ended June 30, 2006, our costs of product sales were $1,861,000 and $3,399,000, which represented an increase of 45.05% and 29.73%, respectively, as compared to the same periods of 2005. The percentage increase in costs of product sales was mainly due to the growth in cost of original materials, especially the cost of feeder lines. We are continuously working to lower our costs of product sales through a series of effective cost control measures, including reducing purchasing costs through large scale procurement, decreasing the use of raw materials through system design optimization, regularly improving our system integration technologies, and optimizing our supply chain to in turn receive better terms from suppliers.

For the three months and six months ended June 30, 2006, our costs of system integration service sales were $776,000 and $1,046,000, representing a decrease of 27% and 13.98%, respectively, as compared to the same periods of 2005. For the three months and six months ended June 30, 2006, the drop in costs of service sales was mainly due to the fact that we were not required to employ a designated contractor to perform the construction work under this service contract. The costs paid to the designated contractor were higher than the average costs paid in other projects. We were not limited by this factor in this year which is different from the same period of last year, so the costs of service sales dropped.

The costs of R&D technologies sales were the same as R&D technologies sales made in the first quarter of 2005. During the six months ended June 30, 2006, no R&D technologies sales were made.

Our costs of product sales and costs of system integration service sales for the six months ended June 30, 2006, accounted for 76.47%, 23.53% of total costs, respectively, compared to 67.32%, and 31.24% for the corresponding period in 2005.

GROSS PROFIT AND GROSS MARGIN

For the three months and six months ended June 30, 2006, our gross profit was $2,582,000 and $4,549,000, which represented an increase of 25.50% and 12.46%, respectively, as compared to the same periods of 2005. Our gross margin for the three months and six months ended June 30, 2006 was 49.47% and 50.58%, respectively, a growth of 11.9% and 6.35%, respectively, for the same periods of last year.

Our gross profit increase during the reporting period is attributable to 1) a growth of revenue; and, 2) an increase in gross margin of system integration service sales. This increase occurred because the Company was not required to employ a designated contractor to perform the construction work and the cost of system integration service was more reasonable in comparison to the same periods of last year. We will take some effective measures to control product costs, and utilize our R&D capability to enhance our marketing competence.

OPERATING EXPENSES

Three months ended June 30, 2006
	2006		2005		Increase
	USD'000	% of revenue	USD'000	% of revenue	USD'000%
Sales and marketing expenses	576	11.04%	630	14.31%	-54	-8.57%
General and administrative expenses	205	3.93%	445	10.10%	-240	-53.93%
Research and development expenses	167	3.20%	146	3.32%	21	14.38%
total	948		1221		-273	-22.36%

Six months ended June 30, 2006
	2006		2005		Increase
	USD'000	% of revenue	USD'000	% of revenue	USD'000%
Sales and marketing expenses	1230	13.67%	1220	15.37%	10	0.82%
General and administrative expenses	508	5.65%	916	11.54%	-408	-44.54%
Research and development expenses	280	3.11%	154	1.94%	126	81.82%
Total	2018		2290		-272	-11.88%

Operating expenses include sales and marketing expenses, general and administrative expenses and research and development expenses.

SALES AND MARKETING EXPENSES

Sales and marketing expenses include all related expenses and remunerations for sales personnel and travel expenses related to sales of products and market development.

For the three months and six months ended June 30, 2006, sales and marketing expenses were $576,000 and $1,230,000, accounting for 11.04% and 13.67% of total revenues, as compared to $630,000 and $1,220,000, or14.31% and 15.37% of total revenues, respectively, for the corresponding periods of 2005.

Sales and marketing expenses increased in the second quarter of 2005 due to our efforts to expand our product sales range, penetrate into new markets, open new branches and representative offices, as well as investments related to business expansion in new markets. In the second quarter of 2006, our business benefited from investment, and we spent less o business development compared to the same period of last year.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist primarily of compensation for personnel, travel expenses, material expenses related to ordinary administration, fees for professional services, and allowance for doubtful accounts.

For the three months and six months ended June 30, 2006, general and administrative expenses were $205,000 and $508,000, accounting for 3.93% and 5.65% of total revenues, as compared to $445,000 and $916,000, or 10.10% and 11.54% of total revenues, respectively, for the corresponding periods of 2005. General and administrative expenses for the three months and six months ended June 30, 2006 decreased 53.93% and 44.54%, respectively, as compared to the same periods of last year.

The major reasons for the decrease in general and administrative expenses were due to our efforts to optimize the structure of the Company, improve work efficiency and cut the level of daily expenses.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses include remunerations for R&D staff, material expenses, travel expenses and facilities.

For the three months and six months ended June 30, 2006, R&D expenses were $167,000 and $280,000, accounting for 3.2% and 3.11% of total revenues, as compared to $146,000 and $154,000, or 3.32% and 1.94% of total revenues, respectively, for the corresponding periods of 2005. R&D expenses for the three months and six months ended June 30, 2006 increased by 14.38% and 81.82%, respectively, as compared to the same periods of last year.

We have directed some of our R&D efforts towards investing into wireless telecommunications research and development, primarily 3G related technologies and applications. We expect these research activities to enhance our technologies, reduce the cost of existing products and create future revenue streams through the launch of new products.

Net Income

For the six months ended June 30, 2006, our net income was $2,236,000, which represented an increase of 36.09%, as compared to the same period in 2005. The period-to-period increase in net income was primarily due to 1) an increase in revenue; 2) an increase in net income of system integration service sales; 3) decreased financial expenses; and 4) a decrease in general and administrative expenses, making significant progress on our accounts receivable and lowering the turnover periods of our accounts receivable.

LIQUIDITY AND SOURCE OF CAPITAL

We generally finance our operations from cash flow generated internally and through bank loans. As of June 30, 2006, we had current assets of $32,993,000. Current assets are comprised of inventories of $4,404,000, accounts receivable of $22,807,000, prepayments, deposits and other receivables of $1,958,000, and cash and cash equivalents of $3,824,000. Current liabilities comprised of accounts payable of $4,811,000, tax payables of $4,563,000, a short-term bank loan for $1,239,000, and other payables and accruals of $3,004,000.

Our trading terms with our customers are mainly on credit. As of June 30, 2006, our accounts receivable were $22,807,000 compared to $22,530,000 as of December 31, 2005. The credit period is generally less than one year. The gradual increase in the accounts receivable is mainly due to: 1) steady growth in revenues resulting from growth in business scale; 2) change in the settlement pattern of the mobile operators; and 3) our account receivable with China Unicom.

During the second quarter there was great improvement in collection of our accounts receivable. We believe our accounts receivable will be recovered based on the fact that our major customers, China Unicom and China Mobile, are reputable and sizeable mobile operators in the PRC. Additionally, the Company has not experienced significant bad debts in the past. Notwithstanding this, we have paid special attention to lowering the turnover period of our accounts receivable balances and have taken the following measures:

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

(3) Our business strategy is to encourage sales to China Mobile, China Telecom, China Netcom and certain provincial branches of China Unicom who have good payment records such as Shandong Unicom, Tianjin Unicom, and Beijing Unicom. We believe these measures will optimize the structure of our account receivables and minimize our financial risks in the future.

We believe the above-mentioned measures will improve our accounts receivable turnover period and provide a better internal control environment for us to cope with the fast growing telecommunication industry in the PRC that we are facing in the coming future.

As of June 30, 2006, our inventories were $4,404,000, as compared to $2,287,000 as of December 31, 2005, which represented an increase of 92.57%. The increase in the inventories is due to the following factors: (1) inventory reservations based on anticipated growth in the third quarter; and (2) our ability to acquire a lower purchasing pricing through large scale procurement.

As of June 30, 2006, our cash and bank balances were mainly denominated in Renminbi ("RMB") and United States dollars ("US$"), while our bank borrowings were mainly denominated in RMB. Our revenue and expenses, assets and liabilities are mainly denominated in RMB and US$. Recently, the exchange rate fluctuations in the PRC have led to an appreciation of currency. This may be a result of certain exchange risks.

We have experienced negative cash flows from operating activities for the periods ended June 30, 2006 and 2005, which is primarily the result of extended turnover periods related to our accounts receivable, as mentioned above. A continuation of this situation could negatively impact our liquidity and in turn, our overall results of operations. In order to address this issue, apart from the implementation of the above-mentioned measures to reduce the turnover period, we are also exploring the possibility of obtaining third party financing as well as considering raising additional capital through debt or equity financing. On June 16, 2006 we entered into a loan of $1,239,000 from Xing Ye Bank. The principal amount of the loan is 10 million RMB (approximately US$1,254,233), with an interest rate that is adjusted monthly at 130% of the national standard rate established on a monthly basis by the Central Bank of China (on August 1, 2006, the interest rate on the loan was 7.60%). The term of the loan is from June 16, 2006 to June 16, 2007. The loan is secured by a personal guarantee by Mr. Han Daqing, the Company's Chief Executive Officer. The purpose of securing the loan is for operational purposes. The Company believes that this loan will effectively improve our business development.

Our gearing ratio, calculated as total debts over total assets, was 40.22% as of June 30, 2006 and 43.17% as of December 31, 2005, respectively.

CONTINGENT LIABILITIES

We recognize our revenue upon the completion of contracts and have made full tax provision in accordance with the relevant national and local laws and regulations of the PRC. A contract is considered completed upon completion of all essential contract work and when installation has been accepted by the customer. It is the common practice in the PRC that invoices are not issued to customers until payments are received. We follow the practice of reporting our revenue for PRC tax purposes when invoices are issued. All unbilled revenue will become taxable when invoices are issued. For PRC tax reporting purposes, we recognize revenue on an "invoice basis" instead of when goods are delivered and services are rendered. This is not in strict compliance with the United States laws and regulations. Accordingly, despite the fact that we have made full tax provision in the financial statements, we may be subject to a penalty from the PRC for the deferred reporting of tax obligations. The exact amount of any penalty cannot be estimated with any reasonable degree of certainty. The Board of Directors considers it is unlikely that such tax penalty will be imposed.

EMPLOYMENT AND REMUNERATIONS

We offer competitive remuneration schemes to our employees based on industry practices as well as our employees’ performance.

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

While we believe that our existing disclosure controls and procedures have been effective to accomplish their objectives, we intend to continue to examine, refine and formalize our disclosure controls and procedures, and monitor ongoing developments in this area.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

A former stockholder of Telestone initiated arbitration proceedings in the PRC against SMI alleging the failure of SMI to settle the payment of the consideration owned to said stockholder as a result of the transaction pursuant to which SMI acquired all of the outstanding capital shares of Telestone. The value of the above claim is approximately $1.2 million. The claim was rejected because the court did not have jurisdiction to decide the case.

As a result of the rejected claim, the former shareholder initiated a legal proceeding in the PRC against SMI and Beijing Telestone Technologies Corp. for the same claim. The case is pending and is in the process of pretrial preparation. The value of this claim is nearly $1 million, however, management believes that the claim is without merit and will be resolved in SMI and Beijing Telestone Technologies Corp.’s favor.

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

TELESTONE TECHNOLOGIES CORPORATION

Date: August 14, 2006	By:	/s/ Han Daqing
Han Daqing, Chief Executive Officer

Date: August 14, 2006	By:	/s/ Liu Dongping
Liu Dongping, Chief Financial Officer