Form 10QSB
period 2006-09-30
TELESTONE TECHNOLOGIES CORP
filed 2006-11-13
CIK 817129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

Yes ☐ No ☑

As of November 11, 2006, 8,935,106 shares of the Issuer's $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format:
Yes ☐ No ☑

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Telestone Technologies Corporation

Index to Financial Statements

Page
Condensed Consolidated Balance Sheets (Unaudited)	3

Condensed Consolidated Statements of Operations (Unaudited)	4

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)	5

Condensed Consolidated Statement of Cash Flows (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7-12

Telestone Technologies Corporation

Condensed Consolidated Balance Sheets (Unaudited)

		(Unaudited) As of September 30, 2006	As of December 31, 2005
	Note	US$’000	US$’000
ASSETS

Current assets
Cash and cash equivalents		3,781	3,605
Accounts receivable	5	24,892	22,530
Due from related parties	8	1,598	1,322
Inventories - Finished goods		4,435	2,287
Prepayment		408	535
Other current assets		290	240

Total current assets		35,404	30,519

Property, plant and equipment, net	4	857	1,031

Total assets		36,261	31,550

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Short-term bank loan	6	1,239	-
Accounts payable - Trade		5,699	4,223
Customer deposits for sales of equipment		3	4
Due to related parties	8	1,991	2,133
Taxes payable		4,359	5,556
Accrued expenses and other accrued liabilities		1,021	1,703

Total current liabilities		14,312	13,619

Commitments and contingencies	10

Minority interests

Stockholders’ equity
Preferred stock, US$0.001 par value, 10,000,000 shares authorized, no shares issued		-	-
Common stock and paid-in capital, US$0.001 par value: Authorized - 100,000,000 shares as of September 30, 2006 and December 31, 2005		-	-
Issued and outstanding - 8,925,106 shares as of September 30, 2006 and 8,577,106 shares as of December 31, 2005		8	8
Dedicated reserves		2,131	2,131
Additional paid-in capital		8,444	7,401
Other comprehensive income		365	365
Retained earnings		11,001	8,026

Total stockholders’ equity		21,949	17,931

Total liabilities and stockholders’ equity		36,261	31,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

Telestone Technologies Corporation

Condensed Consolidated Statements of Operations (Unaudited)

		(Unaudited)		(Unaudited)
		Three months ended September 30,		Nine months ended September 30,
		2006	2005	2006	2005
	Note	US$’000	US$’000	US$’000	US$’000
Operating revenues
Net sales of equipment		4,026	3,131	10,851	8,766
Service income		1,208	819	3,377	3,121

		5,234	3,950	14,228	11,887
Operating expenses
Equipment and services		3,115	1,751	7,560	5,643
Sales and marketing		780	844	2,010	2,064
General and administrative		256	518	764	1,434
Research and development		111	155	391	309
Depreciation and amortization		60	54	158	150

Total operating expenses		4,322	3,322	10,883	9,600

Operating income		912	628	3,345	2,287
Interest expense		(30)	(3)	(30)	(25)
Other income, net		21	4	167	10

Income before income taxes		903	629	3,482	2,272
Income taxes	7	(164)	-	(506)	-

Net income		739	629	2,976	2,272

Earnings per share:	3

Weighted average number of shares outstanding
Basic		8,608,128	8,574,280	8,597,981	8,472,253
Dilutive effect of warrants		85,495	137,005	106,993	172,116

Diluted		8,693,623	8,711,285	8,704,974	8,644,369

Net income per share of common stock

Basic:
Net income		0.09	0.07	0.35	0.27

Diluted:
Net income		0.09	0.07	0.34	0.26

The accompanying notes are an integral part of these condensed consolidated financial statements.

Telestone Technologies Corporation

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

	Common stock
	Number of shares	Amount	Additional paid-in capital	Dedicated reserves	Other comprehensive income	Retained earnings	Total
		US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Balance at January 1, 2006	8,577,106	8	7,401	2,131	365	8,026	17,931

Issuance of stock for warrant exercised	25,000	-	75	-	-	-	75

Net income	-	-	-	-	-	717	717

Balance at March 31, 2006	8,602,106	8	7,476	2,131	365	8,743	18,723

Balance at April 1, 2006	8,602,106	8	7,476	2,131	365	8,743	18,723

Net income	-	-	-	-	-	1,519	1,519

Balance at June 30, 2006	8,602,106	8	7,476	2,131	365	10,262	20,242

Balance at July 1, 2006	8,602,106	8	7,476	2,131	365	10,262	20,242

Issuance of stock for warrant exercised	323,000	-	968	-	-	-	968

Net income	-	-	-	-	-	739	739

Balance at September 30, 2006	8,925,106	8	8,444	2,131	365	11,001	21,949

The accompanying notes are an integral part of these condensed consolidated financial statements.

Telestone Technologies Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

	(Unaudited)
	Nine months ended September 30,
	2006	2005
	US$’000	US$’000
Cash flows from operating activities
Net income	2,976	2,272
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	158	150
Provision for doubtful accounts	-	707
Changes in assets and liabilities:
Accounts receivable	(2,362)	(6,296)
Inventories, net	(2,148)	320
Due from related parties	(276)	(63)
Gain on disposal of property, plant and equipment	(139)	(66)
Prepayment	127	23
Other current assets	(50)	263
Accounts payable	1,476	655
Due to related parties	(142)	(143)
Customer deposits for sales of equipment	(1)	(33)
Taxes payable	(1,197)	687
Accrued expenses and other accrued liabilities	(682)	802

Net cash used in operating activities	(2,260)	(722)

Cash flows from investing activities
Purchase of property, plant and equipment	(79)	(346)
Proceeds from disposal of property, plant and equipment	233	-

Net cash from (used in) investing activities	154	(346)

Cash flows from financing activities
Repayment of debt	-	(605)
Proceeds from short-term bank loan	1,239	-
Proceeds from issuance of shares	1,043	1,101

Net cash provided by financing activities	2,282	496

Net increase (decrease) in cash and cash equivalents	176	(572)

Cash and cash equivalents, beginning of the period	3,605	2,230

Cash and cash equivalents, end of the period	3,781	1,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

Telestone Technologies Corporation (“TTC”), formerly known as Milestone Capital, Inc. was organized under the laws of the State of Colorado in February 1987 under the name Shield Enterprises, Inc. In August 2004, the Company reincorporated in the State of Delaware under the name Telestone Technologies Corporation.

Success Million International Limited (“SMI”), a company established in the Hong Kong Special Administrative Region of the People’s Republic of China (the “PRC”) on August 23, 2004, is a wholly owned subsidiary of TTC and had no business operations apart from investment holding since incorporation. Beijing Telestone Technology Company Limited (“Beijing Telestone”), a wholly-owned subsidiary of SMI, established in Beijing, the People’s Republic of China (the “PRC”) with operating period for an initial term of 20 years until April 12, 2024, it is engaged in the business of design, development, installation and trading of wireless telecommunication coverage system equipment.

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

2. PREPARATION OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements as of September 30, 2006, have been prepared based upon Securities and Exchange Commission ("SEC") rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2006 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("USA") have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto incorporated by reference in the Company's Form-10KSB/A for the year ended December 31, 2005 filed on March 31, 2006. The balance as of December 31, 2005 and the related notes are derived from the audited financial statements for the year ended December 31, 2005. The results of operations for the nine-month periods ended September 30, 2006 and 2005 are not necessarily indicative of the operating results to be expected for the full year.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

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

3. EARNINGS PER SHARE

Basic earnings per share is computed based on net income for the periods presented attributable to shareholders on the weighted average number of common stock outstanding during each period.

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

4. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment is summarized as follows:

	(Unaudited) As of September 30,	As of December 31,
	2006	2005
	US$’000	US$’000

Building	67	181
Leasehold improvement	98	98
Plant and machinery	386	335
Office equipment	540	494
Motor vehicles	424	424
	1,515	1,532

Accumulated depreciation	(658)	(501)

	857	1,031

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

5. ACCOUNTS RECEIVABLE

	(Unaudited) As of September 30, 2006	As of December 31, 2005
	US$’000	US$’000

Completed contracts	26,902	24,139
Retentions	530	931

	27,432	25,070
Less: Allowance for doubtful accounts	(2,540)	(2,540)

	24,892	22,530

Of the retentions balance as of September 30, 2006 and December 31, 2005, approximately US$283,000 and US$777,000 respectively are expected to be collected after one year.

6. SHORT-TERM BANK LOAN

The bank loan was collateralized by a personal guarantee of Mr. Han Daqing, the Company’s Chief Executive Officer, repayable on September 16, 2007, and interest bearing at an interest rate that is adjusted monthly at 130% of the national standard rate established on a monthly basis by the People’s Bank of China.

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

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

7. TAXATION (CONTINUED)

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

8. RELATED PARTY TRANSACTIONS

Summary of related party transactions

	(Unaudited) As of September 30, 2006	As of December 31, 2005
	US$’000	US$’000

Due from related parties
Other employees (Note (a))	390	114
Ex-stockholders of SMI (Note (b))	1,208	1,208
	1,598	1,322

Due to related parties
A director (Note (a))	695	835
Related company (Note (c))	50	52
Ex-stockholders of Beijing Telestone (Note (b))	1,246	1,246
	1,991	2,133

Note:

(a)	The amounts due from/to directors and employees represent unsecured advances made to those parties from time to time. These amounts are interest free and repayable on demand.

(b)
The amounts due to ex-stockholders of Beijing Telestone of US$1,246,000 represent the consideration arising from the consummation of the business combination. The ex-stockholders of SMI had represented that they had fully settled the amount with the ex-stockholders of Beijing Telestone and also undertaken to fully indemnify SMI against any claims from the ex-stockholders of Beijing Telestone (the “Indemnification”). However, an ex-stockholder of Beijing Telestone has initiated lawsuit against SMI and Beijing Telestone on December 14, 2005 alleging that the consideration amount has not been settled. According to the legal opinion issued on March 6, 2006 from Beijing Telestone’s attorney (Da Du Law Firm, registered in the PRC), the lawsuit as referred to above related to the dispute between the ex-stockholders of Beijing Telestone and there is no legal relationship between the ex-stockholder and SMI/Beijing Telestone. Accordingly, the outcome of the legal case, in the opinion of the directors, will have no legal implications on the ownership structure and control of Beijing Telestone. The court hearing process has commenced since May 10, 2006 and evidence has been collected from both parties for the court’s consideration, and up to the date of this report, the hearing has not finalized and no verdict has been drawn yet.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)
8. RELATED PARTY TRANSACTIONS (CONTINUED)

(c)
The Company is related to the extent that a director of the Company has beneficial interest in it. The amounts due to related company represent unsecured advances made to the Company. These amounts are interest free and repayable on demand.

9. SEGMENT INFORMATION

During the quarter ended September 30, 2006, all revenues of the Company are derived from its installation and trading of wireless telecommunication. Accordingly no financial information by business segment is presented.

The Company operates in the PRC and over 90% of its revenue and operating profit are from the PRC. Accordingly no geographical analysis is presented.

Major customers and suppliers with revenues and purchases of more than 10% of the Company’s sales and purchases are as follows:

	(Unaudited) Nine months ended September 30,
	2006	2005
	US$’000	US$’000
Major customers with revenues of more than 10% of the Company’s sales
Sales to major customers	13,044	10,361
Percentage of sales	92%	87%
Number	3	3

Major suppliers with purchases of more than 10% of the Company’s purchases
Purchases from major suppliers	2,988	2,243
Percentage of purchases	41%	54%
Number	2	2

Accounts receivable related to the Company’s major customers comprised 91% and 95% of all accounts receivables as of September 30, 2006 and December 31, 2005 respectively.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

10. COMMITMENTS AND CONTINGENCIES

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

11. STOCK OPTION PLAN

On September 27, 2005, a Stock Option Plan was approved at the 2005 annual meeting of stockholders. The purpose of the Plan is to promote the growth and general prosperity of the Company by permitting the Company to grant options to purchase common stock and restricted stock of the Company to key employees, non-employee directors, and advisors. The Plan is designed to help the Company and its subsidiaries and affiliates attract and retain superior personnel for positions of substantial responsibility and to provide key employees, non-employee directors, and advisors with an additional incentive to contribute to the success of the Company.

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

BUSINESS DESCRIPTION

We are a wireless communications coverage solutions provider in the People’s Republic of China (the “PRC”) . We principally provide mobile telecommunication coverage solutions to our customers in service networks in the PRC.

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

During 2005, there was an improvement of the revenue received from China Telecom and China Netcom. Based on a Ministry of Information Industry (“ MII”) report from June 2006, the number of users of PHS, which is operated by China Telecom and China Netcom, increased to 92 million, an increase of 12 million from the corresponding period last year. In addition, both China Telecom and China Netcom increased their wireless coverage in anticipation of the launch of the third generation wireless communication network (the “3G network”). The Company has also started to expand its business into overseas markets such as Vietnam, India and Indonesia regions. Furthermore, the Company is planning to establish new offices in Dallas, Texas. At 20 Sept. 2006 the company had entered into first contract with Vinaphone of Vietnam. And Vinaphone is the largest mobile carrier in Vietnam. This successful bidding indicates that both products and technologies of the company have been fully recognized and we believe this bidding becomes a strong foundation in winning selected future business in the untapped Vietnam telecommunication market.

In 2005, the Company completed the research & development (“R&D”) of 3G application equipments, such as WCDMA, CDMA2000 and TD-SCDMA, three expected licenses in the 3G network . Before 3G licensed Chinese domestic carriers will face the problems of multi-carriers and multi-mobile telecommunication systems, our R&D center has developed a new third generation indoor coverage solution (it is named 3D), which uses the fiber technology in the radio frequency signal distribution to transmit high speed data signals.

In the end of September, 2006 the company’s common shares began to be  traded on NASDAQ upon the completion of certain final regulatory requirements. Because NASDAQ offers better trade execution and also offers investors greater transparency and flexibility through a sophisticated computer and telecommunications network. Meanwhile, the Company believes that transferring its listing to NASDAQ will provide the Company with enhanced access to the broader capital markets.

BUSINESS REVIEW

Our net revenues during the nine months period ended September 30, 2006 were derived from installation and trading of wireless telecommunication. The majority of our revenues for the period were generated from mobile operators, while revenues from system integration providers were comparatively small.

For the reporting period, the Company provided new products and innovative solutions and we also developed new leads into other mobile telecommunication markets. We continue to deepen our penetration in the domestic markets such as Shanghai, Beijing, Tianjin, and Guangdong. The Company anticipates to  increase our marketing in these areas in fiscal year 2006.   The Company is currently developing overseas markets for its products in south-east Asia, specifically Vietnam, Indonesia and India. We have also established business relationships with telecommunication carriers in these regions. We expect that new products, solutions and markets will enhance our business prospects.

Along with our R & D capabilities in developing new products, we have also implemented a series of effective cost control measures, including implementing price controls, optimizing our supply chain, and decreasing the use of raw materials, which we expect will improve our gross margin.

We believe that our revenues in 2006 will and eventually eclipse fiscal 2005's revenue totals with the application of our new products, solutions and the contribution of our newly developing markets, especially as the expected 3G network begins its construction. There has not been any public disclosure from the PRC about the anticipated launch of the 3G network, and as a result, the Company is not certain when the launch of the 3G network will occur. However, the Company believes that the anticipated 3G rollout will have a positive impact on our Company .

According to an MII report in 2005, revenue from the telecommunication industry in the PRC increased 11.7% compared to 2004. The growth included revenue from mobile communication, which increased by 17.2%. We reiterate our earlier guidance for growth in 2006 of 20% to 30% in revenue, compared to 2005, without the inclusion of anticipated revenue generated from the upcoming 3G network deployment in China.

New solutions of Telestone

As of September 30, 2006, the Company has developed three new solutions:

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

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe critical accounting policies as disclosed in our Annual Report on Form 10-KSB/A for the year ended December 31, 2005, reflect the more significant judgments and estimates used in preparation of our financial statements. We believe there have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2006, compared to those discussed in our Annual Report on Form 10-KSB/A for the year ended December 31, 2005.

RESULTS OF OPERATIONS

REVENUES

For the three months and nine months ended September 30, 2006, our net revenues were $5,234,000 and $14,228,000, representing an increase of 32.46% and 19.68%, respectively, when compared to the corresponding periods of 2005. The increase in net revenues was due to a mixed effect of: (1) China Mobile and China Telecom boosting its capital investment; and (2) China Unicom temporarily lowers its capital expenditure.

During the nine months ended September 30 2006, we managed to expand our revenue stream from sales of the indoor coverage solution, which included products and system integration services, to China Mobile and China Telecom. Although China Unicom’s temporarily drop in capital investment, the company still maintained certain market shares and had some increase in Shandong, Shanxi and Guizhou provinces in the reporting periods, which resulted in an increase in total revenues for the third quarter of 2006.

BREAKDOWN BY NATURE

Three months ended September 30, 2006

	2006		2005		Increase/Decrease
	USD'000	% of revenue	USD'000	% of revenue	USD'000%
product sales	4026	76.92%	3131	79.27%	895	28.59%
service sales	1208	23.08%	819	20.73%	389	47.50%
total	5234		3950		1284	32.51%

Nine months ended September 30, 2006

2006		2005		Increase/Decrease
USD'000	% of revenue	USD'000	% of revenue	USD'000%
product sales	10851	76.27%	8766	73.74%	2085	23.79%
service sales	3377	23.73%	3121	26.26%	256	8.20%
total	14228		11887		2341	19.69%

For the three months and nine months ended September 30, 2006, revenues generated from product sales were $4,026,000 and $10,851,000, which represented an increase of 28.59% and 23.79%, respectively, compared to the corresponding periods of 2005. For the three months and nine months ended September 30, 2006, revenues generated from service sales were $1,208,000 and $3,377,000, which represented an increase of 47.50% and 8.20% respectively, compared to the same periods of 2005. The increase of product sales was due to more sales to China Mobile and China Telecom. Wireless signal improvement service contract provided to the Neimeng Netcom and Shanghai Telecom which cause the increase of service sales.

For the three months and nine months ended September 30, 2006, revenues generated from product sales accounted for 76.92% and 76.27% of total revenues, respectively, compared to 79.27% and 73.74% for the corresponding periods of 2005. For the three months and nine months ended September 30, 2006, revenues generated from service sales accounted for 23.08% and 23.73% of total revenues, respectively, compared to 20.73% and 26.26% for the same periods of 2005.

BREAKDOWN BY CUSTOMERS

Three months ended September 30, 2006

2006		2005		Increase/Decrease
USD'000	% of revenue	USD'000	% of revenue	USD'000%
China Mobile	1347	25.74%	971	24.58%	376	38.72%
China Unicom	2033	38.84%	1711	43.32%	322	18.82%
China Netcom	232	4.43%	130	3.29%	102	78.46%
China Telecom	1344	25.68%	982	24.86%	362	36.86%
Others	278	5.31%	156	3.95%	122	78.21%
Total	5234		3950		1284	32.51%

Nine months ended September 30, 2006

2006		2005		Increase/Decrease
USD'000	% of revenue	USD'000	% of revenue	USD'000%
China Mobile	3513	24.69%	1754	14.76%	1759	100.29%
China Unicom	5759	40.48%	6347	53.39%	-588	-9.26%
China Netcom	894	6.28%	427	3.59%	467	109.37%
China Telecom	3773	26.52%	2260	19.01%	1513	66.95%
Others	289	2.03%	1099	9.25%	-810	-73.70%
Total	14228		11887		2341	19.69%

For the three months and nine months ended September 30, 2006, revenues generated from China Mobile were $1,347,000 and $3,513,000, which represented an increase of 38.72% and 100.29%, respectively, compared to the corresponding periods of 2005. For the three months and nine months ended September 30, 2006, revenues generated from China Unicom were $2,033,000 and $5,759,000, which represented an increase of 18.82% and a decrease of 9.26% respectively, compared to the same periods of 2005. The increase in revenues from China Mobile was due to the carrier's decision to increase its capital expenditure. In certain regions, specifically, the Guizhou province and Guangxi province, we captured more market shares from China Mobile, which increased our business. However, even though China Unicom temporarily slowed down its infrastructure investment; we still maintained certain market shares and had some increase in Shandong, Shanxi and Guizhou provinces in the reporting periods.

For the three months and nine months ended September 30, 2006, revenues generated from China Netcom were $232,000 and $894,000, which represented an increase of 78.46% and an increase of 109.37%, respectively, compared to the corresponding periods of 2005. For the three months and nine months ended September 30, 2006, revenues generated from China Telecom were $1,344,000 and $3,773,000, which represented an increased of 36.86% and 66.95%, respectively, compared to the corresponding periods of 2005. The increase in revenues from China Netcom was due to the fact that in the bidding stage, our Company’s tower mounted amplifiers successfully enrolled, and that our businesses increased in Neimeng and Hebei provinces. We managed to expand our revenue stream from sales of the PHS coverage solution to China Netcom and China Telecom during 2006. The growth in revenues from China Telecom was attributable to the sales increase in Xiamen Telecom, Shanghai Telecom and due to the fact that we acquired new business with Sichuan Telecom. The Company believes that this acquisition will aid in the development of our business.

Revenues from telecom carriers were our major revenue source for the nine months ended September 30, 2006 and China Mobile, China Unicom and China Telecom accounted for the majority change in revenue, compared to the corresponding period in 2005. The change in the composition ratio of revenues was primarily driven by the following factors: (1) an increase in revenues received from China Mobile; and (2) increased revenues of PHS coverage solutions derived from China Netcom and China Telecom.

BREAKDOWN BY SOLUTIONS

Three months ended September 30, 2006:

2006		2005		Increase/Decrease
USD'000	% of revenue	USD'000	% of revenue	USD'000%
Indoor	4639	88.63%	3276	82.94%	1363	41.61%
Outdoor	302	5.77%	556	14.08%	-254	-45.68%
Others	293	5.60%	118	2.99%	175	148.31%
Total	5234		3950		1284	32.51%

Nine months ended September 30, 2006:

2006		2005		Increase/Decrease
USD'000	% of revenue	USD'000	% of revenue	USD'000%
Indoor	12471	87.65%	9428	79.31%	3043	32.28%
Outdoor	841	5.91%	1299	10.93%	-458	-35.26%
Others	916	6.44%	1160	9.76%	-244	-21.03%
Total	14228		11887		2341	19.69%

For the three months and nine months ended September 30, 2006, revenues generated from indoor wireless coverage solutions were $4,639,000 and $12,471,000, which represented an increase of 41.61% and 32.28%, respectively, compared to the corresponding periods of 2005. For the three months and nine months ended September 30, 2006, revenues generated from outdoor wireless coverage solutions were $302,000 and $841,000, which represented a decrease of 45.68% and a decrease of 35.26% respectively, compared to the same periods of 2005.

For the three months and nine months ended September 30, 2006, revenues generated from indoor wireless coverage solutions accounted for 88.63% and 87.65% of total revenues, respectively, compared to 82.94% and 79.31% for the corresponding periods of 2005. For the three months and nine months ended September 30, 2006, revenues generated from outdoor wireless coverage solutions accounted for 5.77% and 5.91% of total revenues, respectively, compared to 14.08% and 10.93% for the same periods of 2005.

The significant increase in indoor coverage revenues in the third quarter of 2006 was due to more sales made to China Mobile and China Telecom as a result of their investment in capital expenditure. Carriers pay more attention on in-door wireless coverage solution and our revenue from in-door wireless coverage solution will still bigger than out-door wireless coverage solution.

BREAKDOWN BY REGIONS

Three months ended September 30, 2006:

2006		2005		Increase/Decrease
USD'000	% of revenue	USD'000	% of revenue	USD'000%
North	2452	46.85%	1941	49.14%	511	26.33%
South	1820	34.77%	1518	38.43%	302	19.89%
East	962	18.38%	491	12.43%	471	95.93%
Total	5234		3950		1284	32.51%

Nine months ended September 30, 2006:

2006		2005		Increase/Decrease
USD'000	% of revenue	USD'000	% of revenue	USD'000%
North	6494	45.64%	5034	42.35%	1460	29.00%
South	4916	34.55%	5683	47.81%	-767	-13.50%
East	2818	19.81%	1170	9.84%	1648	140.85%
Total	14228		11887		2341	19.69%

For the three months and nine months ended September 30, 2006, revenues generated from the North (covering areas such as Beijing, Tianjin, Xinjiang and etc.) were $2,452,000 and $6,494,000, which represented an increase of 26.33% and 29%, respectively, compared to the corresponding periods of 2005. For the three months and nine months ended September 30, 2006, revenues generated from the South (covering areas such as Guangdong, Fujian, Sichuan and etc.) were $1,820,000 and $4,916,000, which represented an increase of 19.89% and a decrease of 13.50% respectively, compared to the same periods of 2005. For the identical periods, revenues generated from the East (covering areas such as Shanghai, Nanjing and etc.) were $962,000 and $2,818,000, which represented an increase of 95.93% and 140.85%, respectively, compared to the corresponding periods of 2005.

For the three months and nine months ended September 30, 2006, revenues generated from the North accounted for 46.85% and 45.64% of total revenues, respectively, compared to 49.14% and 42.35% for the corresponding periods of 2005. For the three months and nine months ended September 30, 2006, revenues generated from the South accounted for 34.77% and 34.55% of total revenues, respectively, compared to 38.43% and 47.81% for the same periods of 2005. For the identical periods, revenues generated from the East accounted for 18.38% and 19.81% of total revenues, respectively, compared to 12.43% and 9.84% for the corresponding periods of 2005.

For the nine month 2006 reporting period, revenue increase in the North was mainly due to an increase in sales made to Shandong Unicom, Shanxi Unicom and Xinjiang Unicom as they increased capital expenditure. The revenue increase in the South was primarily because we increased business with Guangxi Mobile and Guizhou Mobile. The revenue increase in East was attributable to our sales increase in Shanghai Telecom and Xiamen Telecom.

COSTS OF REVENUES

Three months ended September 30, 2006:

2006		2005		Increase/Decrease
USD'000	% of revenue	USD'000	% of revenue	USD'000%
Costs of product sales	1979	37.81%	1430	36.20%	549	38.39%
Cost of service sales	1136	21.70%	321	8.13%	815	253.89%
total	3115		1751		1364	77.90%

Nine months ended September 30, 2006:

2006		2005		Increase/Decrease
USD'000	% of revenue	USD'000	% of revenue	USD'000%
Costs of product sales	5378	37.80%	4050	34.07%	1328	32.79%
Cost of service sales	2182	15.34%	1593	13.40%	589	36.97%
total	7560		5643		1917	33.97%

For the three months and nine months ended September 30, 2006, our total costs of revenues were $3,115,000 and $7,560,000, which represented an increase of 77.90% and 33.97%, respectively, as compared to the corresponding periods of 2005.

Costs of revenues include costs of product sales, costs of service sales.

For the three months and nine months ended September 30, 2006, our costs of product sales were $1,979,000 and $5,378,000, which represented an increase of 38.39% and 32.79%, respectively, as compared to the same periods of 2005.   The percentage increase in costs of product sales was mainly due to the growth in cost of raw materials, especially the cost of feeder lines. We are continuously working to lower our costs of product sales through a series of effective cost control measures, including reducing purchasing costs through large scale procurement, decreasing the use of raw materials through system design optimization, regularly improving our system integration technologies, and optimizing our supply chain to in turn receive better terms from suppliers.

For the three months and nine months ended September 30, 2006, our costs of service sales were $1,136,000 and $2,182,000, representing an increase of 253.89% and 36.97%, respectively, as compared to the same periods of 2005. For the three months and nine months ended September 30, 2006, the increase in costs was mainly due to the fact that we had accomplished some trials and the trials are expensive and in this quarter the expense had been fixed and reflected in cost. Our trials received high reputation of carriers and these achievements will improve our business development in future. We are working out with these carriers to finalize the revenue from these trials and cover the related costs and now in Guizhou, Shanxi provinces we have made some progresses.

Our costs of product sales and costs of service sales for the nine months ended September 30, 2006, accounted for 37.80%, 15.34% of total revenue, respectively, compared to 34.07%, and 13.40% for the corresponding period in 2005.

GROSS PROFIT AND GROSS MARGIN

For the three months and nine months ended September 30, 2006, our gross profit was $2,119,000 and $6,668,000, which represented a decrease of 3.64% and an increase of 6.79%, respectively, as compared to the same periods of 2005. Our gross margin for the three months and nine months ended September 30, 2006 was 40.49% and 46.87%, compared to 55.67% and 52.53% of the same period of 2005, respectively.

Our gross profit decrease during the reporting period mainly due to the increase in cost of service and the decrease in sale price per product. We will take some effective measures to control product costs, and utilize our R&D capability to enhance our marketing competence.

OPERATING EXPENSES

Three months ended September 30, 2006:

2006		2005		Increase/Decrease
USD'000	% of revenue	USD'000	% of revenue	USD'000%
Sales and marketing	780	14.90%	844	21.37%	-64	-7.58%
General and administrative	256	4.89%	518	13.11%	-262	-50.58%
Research and development	111	2.12%	155	3.92%	-44	-28.39%
Total	1147		1517		-370	-24.39%

Nine months ended September 30, 2006:

2006		2005		Increase/Decrease
USD'000	% of revenue	USD'000	% of revenue	USD'000%
Sales and marketing	2010	14.13%	2064	17.36%	-54	-2.62%
General and administrative	764	5.37%	1434	12.06%	-670	-46.72%
Research and development	391	2.75%	309	2.60%	82	26.54%
Total	3165		3807		-642	-16.86%

Operating expenses include sales and marketing expenses, general and administrative expenses and research and development expenses.

SALES AND MARKETING EXPENSES

Sales and marketing expenses include all related expenses and remunerations for sales personnel and travel expenses related to sales of products and market development.

For the three months and nine months ended September 30, 2006, sales and marketing expenses were $780,000 and $2,010,000, accounting for 14.90% and 14.13% of total revenues, as compared to $844,000 and $2,064,000, or 21.37% and 17.36% of total revenues, respectively, for the corresponding periods of 2005.

Sales and marketing expenses were higher in the third quarter of 2005 due to our efforts to expand our product sales range, penetrate into new markets; and open new branches and representative offices, as well as investments related to business expansion in new markets. In the third quarter of 2006, our sales and marketing expenses decreased due to the fact that our business benefited from investment, and we spent less in business development compared to the same period of last year.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist primarily of compensation for personnel, travel expenses, material expenses related to ordinary administration, fees for professional services, and allowance for doubtful accounts.

For the three months and nine months ended September 30, 2006, general and administrative expenses were $256,000 and $764,000, accounting for 4.89% and 5.37% of total revenues, as compared to $518,000 and $1,434,000, or 13.11% and 12.06% of total revenues, respectively, for the corresponding periods of 2005. General and administrative expenses for the three months and nine months ended September 30, 2006 decreased 50.58% and 46.72%, respectively, as compared to the same periods of last year.

The major reasons for the decrease in general and administrative expenses were attributable to our efforts to optimize the structure of the Company, improve work efficiency and cut the level of daily expenses.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses include remunerations for R&D staff, material expenses, travel expenses and facilities.

For the three months and nine months ended September 30, 2006, R&D expenses were $111,000 and $391,000, accounting for 2.12% and 2.75% of total revenues, as compared to $155,000 and $309,000, or 3.92% and 2.60% of total revenues, respectively, for the corresponding periods of 2005. R&D expenses for the three months and nine months ended September 30, 2006 decreased 28.39% and increased 26.54%, respectively, as compared to the same periods of last year.

We have directed some of our R&D efforts towards investing into wireless telecommunications research and development, primarily 3G related technologies and applications. We expect these research activities to enhance our technologies, reduce the cost of existing products and create future revenue streams through the launch of new products.

Net Income

For the nine months ended September 30, 2006, our net income was $2,976,000, which represented an increase of 31%, as compared to the same period in 2005. The period-to-period increase in net income was primarily due to 1) an increase in revenue; 2) a decrease in sales and marketing expenses and a decrease in general and administrative expenses.

LIQUIDITY AND SOURCE OF CAPITAL

We generally finance our operations from cash flow generated internally and through bank loans. As of September 30, 2006, we had current assets of $35,404,000. Current assets are comprised of inventories of $4,435,000, accounts receivable of $24,892,000, prepayments, deposits and other receivables of $2,296,000, and cash and cash equivalents of $3,781,000. Current liabilities comprised of accounts payable of $5,699,000, tax payables of $4,359,000, a short-term bank loan for $1,239,000, and other payables and accruals of $3,015,000.

Our trading terms with our customers are mainly on credit. As of September 30, 2006, our accounts receivable were $24,892,000 compared to $22,530,000 as of December 31, 2005. The credit period is generally less than one year. The gradual increase in the accounts receivable is mainly due to: 1) steady growth in revenues resulting from growth in business scale; 2) change in the settlement pattern of the mobile operators; and 3) our account receivable with China Unicom.

. We believe our accounts receivable will be recovered based on the fact that our major customers, China Unicom and China Mobile, are reputable and sizeable mobile operators in the PRC. Additionally, the Company has not experienced significant bad debts in the past. Notwithstanding this, we have paid special attention to lowering the turnover period of our accounts receivable balances and have taken the following measures:

(1) The provincial branch managers and the headquarters district managers are responsible for the collection of the account receivables, which form an important element of their performance evaluation.

(2) The Company will keep in touch with the management of key departments (such as the financial department and the planning department) of the carriers in headquarters as well as the provincial branches to monitor the collection of the account receivables.

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

As of September 30, 2006, our inventories were $4,435,000, as compared to $2,287,000 as of December 31, 2005, which represented an increase of 93%. The increase in the inventories is due to the following factors: (1) inventory reservations based on anticipated growth in sales in the fourth quarter; and (2) our ability to acquire a lower purchasing pricing through large scale procurement.

As of September 30, 2006, our cash and bank balances were mainly denominated in Renminbi ("RMB") and United States dollars ("US$"), while our bank borrowings were mainly denominated in RMB. Our revenue and expenses, assets and liabilities are mainly denominated in RMB and US$. Recently, the exchange rate fluctuations in the PRC have led to an appreciation of currency. This may be a result of certain exchange risks.

We have experienced negative cash flows from operating activities for the periods ended September 30, 2006 and 2005, which is primarily the result of prolonged collection periods related to our accounts receivable, as mentioned above.   A continuation of this situation could have negatively impact on our liquidity and in turn, our overall results of operations. In order to address this issue, apart from the implementation of the above-mentioned measures to reduce the turnover period, we are also exploring the possibility of obtaining third party financing as well as considering raising additional capital through debt or equity financing. On June 16, 2006 we entered into a loan of $1,239,000 from Xing Ye Bank. The principal amount of the loan is 10 million RMB (approximately US$1,254,233), with an interest rate that is adjusted monthly at 130% of the national standard rate established on a monthly basis by the Central Bank of China (on August 1, 2006, the interest rate on the loan was 7.60%). The term of the loan is from June 16, 2006 to June 16, 2007. The loan is collateralized by a personal guarantee by Mr. Han Daqing, the Company's Chief Executive Officer. The purpose of securing the loan is for operational purposes. The Company believes that this loan will effectively improve our business development.

Our gearing ratio, calculated as total debts over total assets, was 39.46% as of September 30, 2006 and 43.17% as of December 31, 2005, respectively.

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

As a result of the rejected claim, the former shareholder initiated a legal proceeding in the PRC against SMI and Beijing Telestone Technologies Corp. for the same claim. The case is pending and is in the process of pretrial preparation. The value of this claim is nearly $1 million, however, management believes that the claim is without merit and will be resolved in SMI and Beijing Telestone Technologies Corp.’’s favor.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.   OTHER INFORMATION.

None.

ITEM 6.   EXHIBITSS.

The following documents are filed as part of this report:

Exhibit No.	Description
31.1	Chief Executive Officer Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELESTONE TECHNOLOGIES CORPORATION

Date: November 12, 2006	By:	/s/ Han Daqing
Han Daqing, Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2006	By:	/s/ Liu Dongping
Liu Dongping, Chief Financial Officer (Principal Financial Officer)