Form 10KSB
period 2006-12-31
TELESTONE TECHNOLOGIES CORP
filed 2007-03-30
CIK 817129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 033-15096

TELESTONE TECHNOLOGIES CORPORATION
(Name of Small Business Issuer Specified in Its Charter)

Delaware (State of incorporation)	84-1111224 (IRS Employer Identification Number)

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
☐ Yes ☒ No

The Issuer's revenue for its most recent fiscal year was $21,708,000.

As of December 31, 2006, 8,935,106 shares of the Issuer's $0.001 par value common stock were outstanding and the aggregate market value of the shares held by non-affiliates was approximately $42,732,101 based upon a closing bid price on March 26, 2007 of $8.41 per share of common stock on the Nasdaq Stock Market.

Transitional Small Business Disclosure Format (check one)     Yes ☐   No ☒

PART I	3

ITEM 1. DESCRIPTION OF BUSINESS.	3
Corporate History	3
Current Business Operations	4
Our Business Strategies	6
Competitive Advantages	7
Description of Products & Services	7
Research & Development	7
Competition	8
Government Regulation	8
Intellectual Property and Proprietary Rights	9

ITEM 1A	10
Cautionary Statement Regarding Future Results, Forward-Looking Information And Certain Important Factors	10

ITEM 2. DESCRIPTION OF PROPERTY	15

ITEM 3. LEGAL PROCEEDINGS	16

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	16

PART II	16

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES	16

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	18
SIGNIFICANT ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES	20
RESULTS OF OPERATION	20

ITEM 7. FINANCIAL STATEMENTS	26

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.	27

ITEM 8A. CONTROLS AND PROCEDURES	27

ITEM 8B. OTHER INFORMATION	27

PART III	27

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT	27
Indemnification of Officers and Directors	29
Involvement in Certain Legal Proceedings	29
Compliance with Section 16(a) of the Securities Exchange Act of 1934	30
Meetings and Certain Committees of the Board	30
Stockholder Communications	31
Compensation of Directors	31

ITEM 10. EXECUTIVE COMPENSATION	31

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	33

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	34

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K	34
Statements filed as part of this Report:	34
Exhibits	34
Reports on Form 8-K	35

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	35

SIGNATURES	37

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

On January 3, 2002, we entered into an exchange agreement with EliteAgents Mortgage Services, Inc. (formerly Elite Agents, Inc.) ("Elite"), a licensed mortgage banker. As a result of the exchange, Elite became our wholly-owned subsidiary, and we had 80,000,000 shares of common stock outstanding, of which 72,000,000 shares were owned by the former stockholders of Elite and 8,000,000 shares were owned by our existing stockholders. Elite continued its mortgage banking activities and other financial services subsequent to the exchange. In addition, effective May 8, 2002, we formed a wholly-owned subsidiary, Elite Agents Leasing Services, Inc. ("Leasing"), for the purpose of establishing equipment financing and leasing operations.

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

On March 24, 2004, the Court authorized the Debtors to sell both designation rights for a plan of reorganization and 25 million common shares, which were nondilutable under any capitalization, to Focus Tech Investments, Inc. or its designee ("Focus") for a purchase price of $65,000.00. In addition, 14 creditors agreed to advance an aggregate of $50,000.00, as a non-recourse claim, under the terms of convertible promissory notes ("Notes") pursuant to Section 1145 of the Bankruptcy Code, to the Debtors, to fund fees and expenses of the Debtors' and related committee's professionals for a plan of reorganization. The Notes were convertible into a total of 4,000,000 common shares and 1,000,000 warrants issued pursuant to Section 1145 of the Bankruptcy Code. The transaction was exempt from the registration requirements of Section 5 of the Securities Act of 1933 as well as state and local law statutes requiring registration for an offer or sale of a security.

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

The Court then ordered that we:

•	reincorporate and redomicile from the State of Colorado to the State of Delaware;

•	that the name of the Company be changed to Telestone Technologies Corporation;

•
that the company's board of directors be authorized under the Plan to issue common stock pursuant to an exchange agreement at the time of closing or in escrow, in which effective control or majority ownership of the Company is given to the acquired or acquiring business entity without the need of stockholder approval; and

•
that the Board of Directors be authorized to amend the Company's By-Laws and amend the Company's fiscal year to a date established and set forth in an exchange agreement without the need of stockholder approval.

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

On August 23, 2004, we completed a share exchange transaction with the stockholders of Success Million International Limited, a company incorporated under the laws of Hong Kong ("SMI"). The share exchange was consummated under Delaware law and pursuant to the terms of that certain Securities Exchange Agreement, dated effective as of August 23, 2004 (the "Exchange Agreement").

Pursuant to the Exchange Agreement, we issued 4.1 million shares of our common stock to the stockholders of SMI, representing approximately 97.6% of our issued and outstanding common stock, immediately upon the consummation of the exchange transaction, in exchange for 100% of the outstanding capital stock of SMI. Immediately after giving effect to the exchange, we had 4,199,917 shares of common stock outstanding. Pursuant to the exchange, SMI became our wholly-owned subsidiary. For accounting purposes, the exchange is treated as a reverse acquisition, as the stockholders of SMI own a majority of the issued and outstanding shares of our common stock. Due to the issuance of the 4.1 million shares of our common stock, a change in control occurred on August 23, 2004, the date of the consummation of the exchange. We now carry on the business of SMI's wholly-owned subsidiary, Beijing Telestone Technologies Co., Ltd. ("Beijing Telestone").

On June 17, 2005, Beijing Telestone established Beijing Telestone Wireless Telecommunication Company Limited ("BTWTC") in Beijing, the People's Republic of China (the "PRC") with an operating period of 20 years through the efforts of Mr. Han Daqing and Mr. Luo Zhengbin, both who are officers and directors of the Company. The registered capital of BTWTC amounts to RMB10 million (approximately US$1.2 million). BTWTC was established to engage in the business of wireless telecommunication networking and system integration

Our executive offices are those of Beijing Telestone Technologies Co., Ltd. and are located at Floor 6, Saiou Plaza, No. 5 Haiyang Road, Fengtai Technology Park, Beijing China 100070. Our telephone number is 86-10-83670505.

Current Business Operations

Our present activities as set out below were primarily the business of Beijing Telestone. Beijing Telestone was initially established as a Chinese limited liability company in the PRC in October 1997. In March of 2004, Beijing Telestone became a wholly-owned subsidiary of SMI. Business within the PRC is conducted through Beijing Telestone and SMI.

In the previous year, we were a wireless communications coverage solutions provider solely to the Chinese market, and in 2006 we expanded our marketing efforts to cover Vietnam, Indonesia, Malaysia, Thailand, and India. On September 20, 2006, the Company secured its first contract with Vinaphone of Vietnam, currently the largest mobile carrier in Vietnam. This successful contract award indicates that both our products and technologies have been well recognized overseas, and we believe this successful contract award has established a strong foundation in securing future selected businesses in the untapped Vietnamese telecommunication market. We administer our integrated wireless coverage solutions via our international service and sales networks to our various national and international customers. Furthermore, the Company established a representative office in Dallas, Texas in 2006.

The wireless coverage solutions include research and development and application of wireless communications technology. In addition to our homegrown wireless communications equipment which includes repeaters, antennas and radio frequency peripherals, we also offer project design, project management, installation, maintenance and other after-sales services which are required by our customers. Our wireless coverage solutions are created to further enhance the coverage of mobile telecommunications networks; this is done so as to improve the quality of reception for mobile phone users. These solutions we provide to the telecommunications industry cover indoor and outdoor environments, including hotels, residential estates, office buildings, airports, exhibition centers, underground stations, highways and tunnels. In 2006, having successfully completed commercial trials and deployment of 3D solution (third generation indoor coverage solution researched and developed by the Company), the Company expanded its services to telecommunication technologies markets, including the 3D solution, which utilizes fiber technology in the radio frequency signal distribution to transmit high speed data signals, and the PHS system optimization solution, which transitioned to network optimization phase from network maintenance phase, to address four major issues of wireless network; namely, network coverage, network planning, network capacity and network disturbance. The Company’s TD-SCDMA repeater application solutions possess several advantages: flexible network grouping, low construction cost, convenient and fast equipment installation and removal. It can be applied to signal coverage of blind spots such as signal blocked areas, tunnels and temporary meeting rooms. Since a TD-SCDMA systems works in 2GHz frequency bands, it has weak penetrability compared with 800MHz and 900MHz frequency band 2G networks. This weak penetrability creates many blind signal spots. Our TD-SCDMA repeaters can be used to cover these blind signal spots. The Company anticipates our TD-SCDMA repeater application solutions will be in demand because TD-SCDMA networks will likely be deployed in the PRC.

Since the establishment of Beijing Telestone in 1997, we have developed business relationships with both China Mobile Communications Corporation ("China Mobile") and China Unicom Limited ("China Unicom"), along with two PRC-based telecom carriers, China Netcom and China Telecom. China Unicom was the main customer of Telestone in 2005, and this business association accounted for approximately 50.49% of total sales. In 2006, Telestone’s main customers were China Unicom, China Mobile and China Telecom. In 2006, the total sales amount generated from China Unicom, China Mobile and China Telecom was roughly 35.65%, 29.97% and 26.56%, respectively. The accounts receivable cycle with China Unicom was long overdue, and this factored into the Company’ s decision to shift its sales efforts from China Unicom to China Mobile and China Telecom. During 2006, our revenue from China Mobile and China Telecom increased by 112.93% and 68.76%, respectively, compared to 2005. During 2006, Telestone began providing new network service to China Railcom as well as providing ODM (Original Development Manufacture) service to Nortel and Erickson. In addition, we entered into business cooperation arrangements with ZTE and Huawei.

Revenues Generated in 2004, 2005 and 2006

	2004		2005		2006
Carriers	USD'000	% of revenue	USD'000	% of revenue	USD'000	% of revenue
China Mobile	3,357	16.84%	3,055	17.55%	6,505	29.97%
China Unicom	14,230	71.38%	8,791	50.49%	7,739	35.65%
China Netcom	324	1.63%	1,011	5.81%	1,457	6.71%
China Telecom	1,770	8.88%	3,416	19.62%	5,765	26.56%
Others	254	1.27%	1,137	6.53%	242	1.11%
Total	19,935		17,410		21,708

Our business priority is committed to the research and development of wireless communication related technology. Over 90% of our technology is developed in-house at our research and development center. We employ a highly trained and professional staff of engineers, and our scientists concentrate on invention and further advances in wireless communication technology. Since its introduction, our 3D solution as a new innovative product has received high recognition in the telecommunications industry and has won commendations and praise from several telecommunications carriers.

Our research and development technology is licensed to a third party production center, owned by Shijiazhuang Spectrum Digital Communication Co., Ltd., which is located near our in-house research and development center. We are parties to a Memorandum of Cooperation with Shijiazhuang Spectrum Digital Communication Co., Ltd, which governs the relationship between us. The production center manufactures our products, per our research and development specifications, for resale and delivery by us to our customers.

We have offices in 26 provinces across the PRC offering sales, project survey, design, project management, installation and maintenance services. We believe that this intensive sales and service strategy enriches our capability to increase our existing customers base in the PRC and empower us to provide timely response to customers’ inquires as well as technical and maintenance service upon our customer request. Our sales efforts are not focused in or dependent upon any particular regions or provinces of the PRC in terms of a material portion of the Company’s profit.

Our Business Strategies

We intend to strengthen our profitability and market position by further enhancing our ability to offer integrated wireless coverage solutions tailored to our customers' requirements in a timely, flexible and cost efficient manner at competitive prices.

We believe that the key growth driver for our business is PRC mobile operators' continuous demand for network construction, upgrading and optimization. In view of the growing number of mobile subscribers in the PRC, the PRC government's policy of developing the southwestern and northwestern regions of the PRC, and the emergence of 3G in the PRC, we believe that we will benefit from a further expansion of our business relationships with China Mobile and China Telecom by increasing our market share in provinces we currently serve, while establishing our presence in other provinces in the PRC. We currently maintain a national license from the PRC Ministry of Information Industry, which grants us access to the nationwide telecommunications systems integration industry.

During 2006, there have been many exciting developments within the telecommunication industry of the PRC and we believe we have put ourselves in a position that enables us to make use of the necessary components needed to implement 3G technology in preparation for the advent of such technology. We have done this to enable us to provide 3G technology solutions to our existing customers, and we believe this helps us maintain our relationship with the Chinese mobile industry providers. Further, the Company has made progress in overseas markets. We secured our first contract with Vinaphone of Vietnam in 2006. Although the initial contract with Vinaphone was small in terms of dollar amount, this contract award is significant because it highlights recognition of our technology in overseas markets. The wireless network infrastructure in Vietnam is currently under the initial stage of construction, and both indoor and outdoor wireless coverage are expected to grow. This presents us with many good opportunities to exploit and expand our new businesses.

Improvement of research and development is something we strive to attain, as we believe this to be one of the most important factors in the evolution and continue successful of our Company. The advent of 3G technologies is something we have focused on in 2006. We have done this to help put us at the forefront of this new industry segment. In the third quarter of 2006, we successfully completed fourteen (14) 3G trials. These 3G trials were completed and accomplished with the use of the Company’s new 3G solution, “3D,” which received high recognition from several telecommunications carriers.

Competitive Advantages

The telecommunication coverage services within the PRC is an extremely competitive business. We always keep this in mind, so that we can maintain a competitive edge to help us stay one step ahead of the competition.

We maintain our competitive edge by initiating the following:

•	Enforcement of mandatory quality control systems;

•	Constantly updating of our research and development methods and facilities;

•	The flexibility of our research and development center helps us satisfy specific needs of our customers;

•	The relationships we keep with China Unicom, China Mobile, China Telecom and China Netcom;

•	Our collective knowledge understanding and experiences within the field of telecommunications;

•	The continuous upgrading of employees education administered through internal education programmers; and

•	Increasing our research and development efforts to develop superior and proprietary technologies - our 3D solution is the first in China.

Description of Products & Services

We design and sell to our customers electronic equipment used to provide wireless communications coverage. Many of these types of equipment are highly specialized active microwave components designed to meet the needs of our customers, including repeaters, trunk amplifiers and tower-tip amplifiers for CDMA, GSM and 3G applications. We also provide our customers with passive components, including filters, antennae and various types of wireless coverage accessories.

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

Research & Development

We maintain a research and development center where the majority of our products are designed by our highly trained and qualified staff of engineers and scientists. Our research and development center is equipped with the latest equipment and testing facilities which give our research and development personnel the tools they require to make significant advances into wireless coverage technologies. The center comprises several professional research departments including Wire-less Device Department, Active Parts Department, Antenna & Passive Products Department, Computer Application Department, and Mechanical Structure Department. The center operates relatively in an independent manner not only to insure professional performance of a module, but also to achieve the best implementation of the complete system in terms of both structure and reliability. We seek to remain at the forefront of current and future technologies, paying close attention on a constant basis to evolving development trends in the domestic and international technologies. Our R&D capacity is recognized and affirmed by the PRC government and has won accolades such as Project Certificate of National-level Torch Program and Project Certificate of Nation-level Spark Program. In addition, a number of our products and systems, several of which have been patented or are patent pending, have been awarded various science and technology honors by PRC provincial and municipal governments. Currently, our research and development center is focused on designing new products to meet the expected increased demand for 3G wireless products in the PRC.

Competition

Our main domestic competitors are Guangdong Comba, Wuhan Hongxin and China GrenTech.

•	Guangdong Comba is one of the first Chinese domestic telecom manufacturers. The company is listed on the Hong Kong Stock Exchange under the stock symbol: 2342.HK

•	China GrenTech, formerly Powercom Holdings Limited, was founded in 1999 and is based in Shenzhen. It is listed on Nasdaq National Market under the symbol GRRF.

•
Wuhan Hongxin, originally a state-owned enterprise under the management of Wuhan Post & Telecom Academy, has a strong technical background and sales network. Wuhan Hongxin is a large company with a diverse group of products outside of the wireless coverage sector.

Some international competitors are Powerwave Technologies and Andrew Corporation. Those overseas competitors are not a key threat to Telestone because they have no competitive advantage with respect to product costs and they are not accustomed to the marketplace of the PRC.

•
Powerwave Technologies, Inc. is a global provider of end-to-end wireless infrastructure solutions for use in wireless communications networks. They offer OEMs (Original Equipment Manufacture), operators and network providers in the wireless communications industry a portfolio of Antenna Systems, Base Station Systems and Coverage Systems.

•
Andrew Corporation is a global designer, manufacturer, and supplier of communications equipment, services and systems. Andrew products and expertise are found in communications systems throughout the world, including wireless and distributed communications, land mobile radio, cellular and personal communications, broadcast, radar and navigation.

Compared to our competitors, we believe Telestone enjoys superior technologies, better management of projects and a good and stable management team.

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

•
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

•
Regulations for the Administration of Foreign-Invested Telecommunications Enterprises (2002), (the “FI Telecom Regulations”). The FI Telecom Regulations set forth detailed requirements with respect to capitalization, investor qualifications and application procedures in connection with the establishment of a foreign-invested telecom enterprise.

•
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

We have registered our corporate logo as a trademark with the Trademark Office of the PRC. The corporate logo depicts our name in English as well as Mandarin Chinese. China's trademark law utilizes a "first-to-file" system for obtaining trademark rights. As a result, the first applicant to file an application for registration of a mark will preempt all other applicants. Prior use of unregistered marks, except "well known" marks, is generally not a basis for legal action in the PRC. We may not be able to successfully defend or claim any legal rights in any trademarks for which we apply in the future.

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

ITEM 1A. CAUTIONARY STATEMENT REGARDING FUTURE RESULTS, FORWARD-LOOKING INFORMATION AND CERTAIN IMPORTANT FACTORS

In this Annual Report we make, and from time to time we otherwise make, written and oral statements regarding our business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “projects,” “believes,” “expects,” “anticipates,” “intends,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by officers or other representatives made by us to analysts, stockholders, investors, news organizations and others, and discussions with management and other of our representatives. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statement speaks only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement.

In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement. Some of these important factors, but not necessarily all important factors, include the following:

Reliance on Significant Customers

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

We will need to increase our investment in our technology infrastructure, facilities and other areas of operations, in particular our product development. If we are unable to manage our growth and expansion effectively, the quality of our products and services, and in turn, our customer support could deteriorate and our business may suffer. Our future success will depend on, among other things, our ability to:

•	Continue to develop through our research and development facilities new technologies acceptable to the PRC market;

•
continue training, motivating and retaining our existing employees and attract and integrate new employees, including our senior management, most of whom have been with our Company for less than one year;

•	develop and improve our operational, financial, accounting and other internal systems and controls; and

•	maintain adequate controls and procedures to ensure that our periodic public disclosure under applicable laws, including U.S. securities laws, is complete and accurate.

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

A renewed outbreak of SARS or another widespread public health problem in the PRC, where all of our revenue is derived, and in Beijing where our operations are headquartered, could have a negative effect on our operations. Our operations may be impacted by a number of health-related factors, including the following:

•	Quarantines or closures of some of our offices which would severely disrupt our operations;

•	The sickness or death of our key officers and employees; and

•	A general slowdown in the Chinese economy.

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

The economy of the PRC has historically been a planned economy subject to governmental plans and quotas and has, in certain aspects, been transitioning to a more market-oriented economy. Although we believe that the economic reform and the macroeconomic measures adopted by the Chinese government have had a positive effect on the economic development of the PRC, we cannot predict the future direction of these economic reforms or the effects these measures may have on our business, financial position or results of operations. In addition, the Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development (the “OECD”). These differences include:

•	Economic structure;

•	Level of government involvement in the economy;

•	Level of development;

•	Level of capital reinvestment;

•	Control of foreign exchange;

•	Methods of allocating resources; and

•	Balance of payments position.

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

The market price for our common stock is volatile.

The market price for our common stock is likely to be highly volatile and subject to wide fluctuations in response to factors including the following:

•	Actual or anticipated fluctuations in our quarterly operating results;

•	Announcements of new products and services by us or our competitors;

•	Changes in financial estimates by securities analysts;

•	Changes in the economic performance or market valuations of other companies providing similar products and services;

•	Announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Additions or departures of key personnel;

•	Potential litigation; or

•	Conditions in the mobile phone market.

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

A large portion of our common stock is held by a small number of stockholders. As of March 27, 2007, our directors and officers collectively owned 40.12% of the company’s outstanding common stock. As a result, these stockholders are able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. In addition, the occurrence of sales of a large number of shares of our common stock, or the perception that these sales could occur, may affect our stock price and could impair our ability to obtain capital through an offering of equity securities. Furthermore, the current ratios of ownership of our common stock reduce the public float and liquidity of our common stock which can in turn affect the market price of our common stock.

ITEM 2.  DESCRIPTION OF PROPERTY.

We currently occupy 26 offices, including one branch office in which we maintain certain ownership rights. The balance of our office space is leased by us under lease arrangements we deem to be satisfactory. In addition we lease 18 buildings used by us as warehouses and dormitories in the PRC and one building as our research and development center. We lease our headquarters, located at Floor 6, Saiou Plaza, No. 5 Haiying Road, Fengtai Technology Park, Beijing, PRC 100070, for $108,742.90 per year, pursuant to an operating lease that expires in June 2007. This office space is approximately 1,370 square meters. We also lease the building housing our research and development center, located at 4-2 East Wing, No. 368 New Stone North Road, Shijiazhuang, PRC, for approximately $17,870 per year, pursuant to an operating lease that expires in April 2014.

ITEM 3.  LEGAL PROCEEDINGS

On December 24, 2004, a former stockholder of Beijing Telestone initiated arbitration proceedings in the PRC against SMI alleging the failure of SMI to settle the payment of the consideration owed to said stockholder as a result of the transaction pursuant to which SMI acquired all of the outstanding share capital of Beijing Telestone. The value of the above claim is approximately $1.2 million. The claim was rejected based on lack of jurisdiction.

As a result of the rejected claim, the former shareholder initiated a new legal court proceeding in the PRC against SMI and Beijing Telestone based on the same claim. The value of this claim is nearly $1 million. A court hearing commenced on May 10, 2006. The court of first instance, the Second Intermediate People’s Court of Beijing, ruled in favor of SMI and Beijing Telestone on December 19, 2006. The Company believes that the former stockholder of Beijing Telestone still has right to appeal and/or file another lawsuit against SMI and Beijing Telestone. No court summon has been received by the Company as of March 27, 2007. See also footnote 2 of Note 12 to the Consolidated Financial Statements contained in this Annual Report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the holders of our common stock during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

The shares of our common stock are currently traded on the NASDAQ Global Market under the trading symbol “TSTC”. The shares of our common stock were traded on the American Stock Exchange from May 2005 to September 2006. In late September 2006, we were delisted from AMEX and our shares of common stock began trading on the NASDAQ Capital Market subject to the completion of certain final regulatory requirements.

On Jan 30, 2007 the NASDAQ Stock Market approved Telestone’s transfer from its NASDAQ Capital Market listing to a NASDAQ Global Market listing. Our shares of common stock continue to trade under its "TSTC" trading symbol.

Holders. As of March 27, 2007, we had 238 holders of shares of common stock of record. Our common stock had a closing bid price of $8.33 per share on March 27, 2007.

The following table sets forth the quarterly average high and low bid prices per share for the common stock for the past two years:

	Common Stock
Fiscal Year Ended December 31, 2006	High	Low
First Quarter	$5.28	$3.52
Second Quarter	$5.30	$3.55
Third Quarter	$6.00	$3.40
Fourth Quarter	$9.25	$3.85

	Common Stock
Fiscal Year Ended December 31, 2005	High	Low
First Quarter(1)	$4.19	$3.60
Second Quarter(1)	$4.85	$3.77
Third Quarter	$5.18	$3.81
Fourth Quarter	$5.81	$4.64

(1) From January 2005 to May 2005, our stock was quoted on the OTC Bulletin Board. It was listed on the American Stock Exchange (AMEX) in May 2005.

Such quotations are without retail mark-ups, mark-downs or commissions, and may not represent actual transactions and have not been adjusted for stock dividends or splits.

Outstanding Options, Conversions, and Planned Issuance of Common Stock. Except as hereinafter set forth, there are no options outstanding to acquire any additional shares of common stock. In August 2004, warrants to purchase an aggregate of 1,000,000 shares or our common stock at an excessive price of $3.00 per share were issued to 14 of our creditors under the Plan. The warrants expire on March 24, 2009. As of the date of this Annual Report, warrants to purchase 935,000 shares of our common stock have been exercised, resulting in proceeds of $2,805,000. As of the date of this Annual Report, the warrants have not been registered under the Securities Act of 1933, as amended. In February 2007, we issued additional warrants as described below in the section entitled “Recent Sales of Unregistered Securities.”

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

Securities Authorized for Issuance Under Equity Compensation Plans. As of the fiscal year ended December 31, 2006, we have no shares of our common stock or preferred stock that are issuable under compensation plans approved by our security holders.

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

On February 23, 2007, we completed a Securities Purchase Agreement with certain institutional and other accredited investors, as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended, pursuant to which we sold in a private placement an aggregate of 669,444 shares of our common stock and warrants to purchase an aggregate of 133,889 shares of its common stock (the “Investor Warrants”).  The price paid for the common stock was $9.00 per share. The Investor Warrants are exercisable for a period of four years, beginning six months after the date of issuance, at an exercise price of $11.60 per share.  The exercise price for the Investor Warrants is subject to an adjustment upon certain issuances by the Company of its common stock below the price per share paid by the investors; provided, however, that the exercise price may not be adjusted below $10.10 per share. In addition, we issued our placement agent in connection with private placement a warrant (the “Agent Warrant”) to purchase 43,514 shares of our common stock. The Agent Warrant is on the same terms as the Investor Warrants.

The offer and sale of the securities was made to a limited number of institutional and other accredited investors in reliance upon exemptions from the registration requirements pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.  There was no general solicitation or advertising with respect to the private placement and each of the purchasers provided written representations of an intent to acquire the securities for investment only and not with a view to or for sale in connection with any distribution of the securities.

Each of the following individuals received their shares pursuant to the consummation of our exchange transaction with SMI on August 23, 2004.

NAME	COMMON SHARES

Han Daqing	3,280,000

Wang Jianjun	328,000

Luo Zhengbin	246,000

Zhang Yongjun	164,000

Lu Hanying	82,000

Equity Compensation Plan Information

The information required by this Item 5 regarding securities authorized for issuance under equity compensation plans is included in Item 10 of this Annual Report.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Annual Report on Form 10-KSB.

Overview

We are a wireless communications coverage solutions provider in the PRC. We principally provide mobile telecommunication coverage solutions to our customers in services network in the PRC.

Our wireless coverage solutions business enhances mobile telecommunication coverage signals and improves the quality of reception for mobile phone users. These solutions are used in a variety of indoor and outdoor environments such as hotels, residential estates, office buildings, airports, exhibition centers, underground stations, highways, tunnels and vast countryside regions.

Our wireless coverage solutions business is comprised of research, development and application of wireless communications technology. In addition to sales of our internally designed wireless communication equipment, including repeaters, antennas and radio frequency accessories, we also provide project design, project management, installation, maintenance and other after-sales services in accordance with our customers' requirements. Since the establishment of Telestone in 1997, we have gradually developed business relationships with China Mobile, China Unicom, China Telecom and China Netcom, which currently are our main customers. During 2006, we saw a great improvement in revenue from sales of our products and services to China Mobile and China Telecom. All the while, we improved our business relationships with wireless system equipment vendors within China. After a year of exploration in this field, we have begun to market our business overseas, such as in Vietnam where we secured our first overseas contract. We have also marketed our business in India and Indonesia. Furthermore, we established a representative office in Dallas, Texas in 2006.

In year 2006, we completed the research & development of 3G applicable equipments such as WCDMA, CDMA2000 and TD-SCDMA within the 3G system. In anticipation that 3G-licensed Chinese domestic carriers will likely face and wrestle with problems associated with multi-carriers and multi-mobile telecommunication systems, our research and development center has developed a new third generation indoor coverage solution (referred to as “3D”), which utilize fiber technology in the radio frequency signal distribution.

We believe that our efforts in the 3D solution in terms of both marketing and technology will create new sources of revenue in the next few years.

During the fiscal years ended December 31, 2005 and 2006 revenues were $17,410,000 and $21,708,000, respectively. During the fiscal years ended December 31, 2005 and 2006, tour sales to China Mobile were $3,055,000 and $6,505,000, respectively, accounting for 17.55% and 29.97% of our revenue, respectively. During the fiscal years ended December 31, 2005 and 2006, our sales to China Unicom were $8,791,000 and $7,739,000, respectively, accounting for 50.49% and 35.65% of our revenue, respectively. During the fiscal years ended December 31, 2005 and 2006, our sales to China Telecom were $3,416,000 and $5,765,000, respectively, accounting for 19.62% and 26.56% of our revenue, respectively. During the fiscal years ended December 31, 2005 and 2006, our sales to China Netcom were $1,011,000 and $1,457,000, accounting for 5.81% and 6.71% of our revenue, respectively. In 2006, the growth in revenue was attributable to higher levels of investments made by the telecommunications carriers and our ability to seek and exploit greater market opportunities to expand our businesses during this increase in investment in telecommunication infrastructure.

SIGNIFICANT ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe critical accounting policies as disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2006 reflect the more significant judgments and estimates used in preparation of our financial statements. We believe there have been no material changes to our critical accounting policies and estimates for the year ended December 31, 2006 compared to those discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

RESULTS OF OPERATIONS

Our operating results are presented on a consolidated basis for the fiscal year ended December 31, 2006, as compared to the fiscal year ended December 31, 2005.

For the years ended December 31, 2006 and 2005, a tabular summary of results of operations is as follows:

	2006		2005		Comparisons
Item	Amount $000	Percentage of revenue %	Amount $000	Percentage of revenue %	Amount $000%
Revenue	21,708		17,410		4,298	24.69%
Cost & expenses	10,691	49.25%	8,936	51.33%	1,755	19.64%
Gross profit	11,017	50.75%	8,474	48.67%	2,543	30.01%
Sales & marketing	2,917	13.44%	2,806	16.12%	111	3.96%
General & administrative	1,674	7.71%	2,048	11.76%	-374	-18.26%
R & D	605	2.79%	438	2.52%	167	38.13%
D & A	241	1.11%	209	1.20%	32	15.31%
Interest expense	55	0.25%	26	0.15%	29	111.54%
Other income	442	2.04%	784	4.50%	-342	-43.62%
Income before tax	5,967	27.49%	3,731	21.43%	2,236	59.93%
Income tax	1,353	6.23%	0		1,353
Net income	4,614	21.25%	3,731	21.43%	883	23.67%
Cumulative translation reserve	650	2.99%	365	2.10%	285	78.08%
	5,264	24.25%	4,096	23.53%	1,168	28.52%

We derive our revenues primarily from capital expenditures made by the PRC’s telecommunications carriers. Our operating revenues are composed of sales of wireless equipment and service income that includes system integration, engineering income, technical support income, wireless network optimization income and network maintenance income.

Our consolidated net income increased by 23.67% to $4,614,000 for the year ended December 31, 2006, as compared to the prior year period. This increase is attributable to an increase in revenue of 24.69% in fiscal year 2006 as compared to fiscal year 2005. In addition, the Company was fully exempt from income tax in 2004 and 2005, and has 50% reduction on standard tax rate for three years from 2006.

For the year ended December 31, 2006, our net income before income tax increased by 59.93% to $5,967,000, compared to $3,731,000 in 2005.

For the years ended December 31, 2006 and 2005, a tabular summary of our revenue is as follows:

	2006		2005		Increase/Decrease
Revenue	Amount US$000	Percentage of revenue (%)	Amount US$000	Percentage of revenue (%)	Amount US$000	Percentage of revenue (%)
Sales of equipment	16,769	77.25%	12,573	72.22%	4,196	33.37%
Service income	4,939	22.75%	4,837	27.78%	102	2.11%
total	21,708		17,410		4,298	24.69%

Our revenue for the year ended December 31, 2006 was $21,708,000 representing an increase of approximately 24.69% from the previous year. Sales of equipment for the year ended December 31, 2006 were $16,769,000, representing an increase of 33.37% from the previous year. Service income for the year ended December 31, 2006 was $4,939,000, representing an increase of 2.11% from the previous year. The reason for the increased revenue is due to our capturing of greater market opportunities in expanding our businesses, including the increase in revenue from existing customers such as Beijing Mobile, Shanghai Mobile and Guizhou Mobile and the revenue received from our new customer Sichuan Telecom.

	2006		2005		Increase/Decrease
Carriers	USD'000	% of revenue	USD'000	% of revenue	USD'000%
China Mobile	6,505	29.97%	3,055	17.55%	3,450	112.93%
China Unicom	7,739	35.65%	8,791	50.49%	-1,052	-11.97%
China Netcom	1,457	6.71%	1,011	5.81%	446	44.11%
China Telecom	5,765	26.56%	3,416	19.62%	2,349	68.76%
Others	242	1.11%	1,137	6.53%	-895	-78.72%
Total	21,708		17,410		4,298	24.69%

Our revenue generated from China Mobile and China Telecom for the year ended December 31, 2006 increased due to high capital investment and expansion of our business in Beijing, Shanghai, Guizhou, Guangxi Province and other PRC provinces. Our revenue generated from China Netcom for the year ended December 31, 2006 increased due to the growth of business from Hebei Netcom and Neimeng Netcom. The reason for the decrease in revenue generated from China Unicom for the year ended December 31, 2006 is due to our decision to reduce our sales to China Unicom during this period because it carried a high outstanding balance of accounts receivables.

Our revenue generated from China Mobile accounted for 29.97% of our total revenue in 2006, an increase of 112.93% compared to that of last year. Our revenue generated from China Unicom accounted for 35.65% of total revenue in 2006, a decrease of 11.97% compared to that of last year. Our revenue generated from China Netcom accounted for 6.71% of total revenue, an increase of 44.11% compared to that of last year. Our revenue generated from China Telecom accounted for 26.56% of total revenue, an increase of 68.76% compared to that of last year. Sales to agents and system integrators accounted for 1.11% of our total revenue in 2006, a decrease of 78.72% compared to that of last year.

Our revenue generated from sales of indoor coverage solutions accounted for approximately 90.18% of our total revenue compared to 78.36% in 2005. The percentage share of outdoor coverage solutions decreased from 9.18% in 2005 to 4.18% in 2006. Our revenue generated from sales of other coverage solutions accounted for approximately 5.65% of our total revenue in 2006, compared to 12.46% in 2005. The revenue generated from indoor coverage solution increased primarily because we increasingly directed our sales focus toward developing indoor businesses.

	2006		2005		Increase/Decrease
Revenue	USD'000	% of revenue	USD'000	% of revenue	USD'000%
Indoor	19,576	90.18%	13,642	78.36%	5,934	43.50%
Outdoor	907	4.18%	1,598	9.18%	-691	-43.24%
Others	1,225	5.65%	2,170	12.46%	-945	-43.55%
Total	21,708		17,410		4,298	24.69%

Geographically, our solutions marketed and sold in Northern provinces of the PRC (covering cities such as Hebei, Beijing, Tianjin and Xinjiang) accounted for 47.03% of our revenue, or $10,209,000. Southern provinces of the PRC, including Guangdong, Fujian and Guizhou, accounted for 35.10% of our revenue, or $7,621,000. Eastern provinces and cities (such as Shanghai, Jiangsu and Zhejiang) accounted for 17.86% of our revenue, or $3,878,000, for the fiscal year ended December 31, 2006.

	2006		2005		Increase/Decrease
	USD'000	% of revenue	USD'000	% of revenue	USD'000%
North	10,209	47.03%	7,986	45.87%	2,223	27.84%
South	7,621	35.10%	7,557	43.41%	64	0.85%
East	3,878	17.86%	1,867	10.72%	2,011	107.71%
Total	21,708		17,410		4,298	24.69%

The wireless coverage market has become fiercely competitive in the southeast region of the PRC, and our market price and profit margin is experiencing a downturn in those areas. However, the central and western regions of the PRC and rural areas in the east of the PRC are experiencing a stronger demand for wireless coverage. We will seek to take advantage of the opportunities present in these regions. In 2006, our revenue in the north and east areas increased mainly due to business expansions of Beijing Mobile, Neimeng Netcom, Shanghai Mobile and Telecom, Xiamen Telecom and other telecommunications carriers.

During fiscal year 2006, we implemented a development plan to enrich our product mix, strengthen our research and development, provide better services for our customers and enter overseas markets. We believe going forward such campaign will help sustain our current revenue and generate additional revenue.

Gross profit. Our gross profit on sales of equipment and services was $11,017,000, representing an increase of 30.01% as compared to $ 8,474,000 for the previous year.

For the years ended December 31, 2006 and 2005, a tabular summary of the condensed statement of operations is presented below:

	2006		2005		Increase/Decrease
Item	Amount US$000	Percentage of revenue(%)	Amount US$000	Percentage of revenue(%)	Amount US$000	Percentage (%)
Revenue	21,708		17,410		4,298	24.69%
Equipment & service cost	10,691	49.25%	8,936	51.33%	1,755	19.64%
Gross Profit	11,017	50.75%	8,474	48.67%	2,543	30.01%

During this period, our gross profit increased largely as a result of increased expenditures from telecommunications carriers in 2006, which resulted in increased sales.

Gross profit margin. Our gross margin on sales of equipment and services was 50.75% in 2006 compared to 48.67% in 2005. Our gross margin slightly increased in 2006 as compared to the previous year, because we took active measures to keep our gross profit margin from being diluted by pressure of rising cost.

We intend to take the following measures to reduce our costs:

•	Reducing purchasing costs through large scale procurement;

•	Decreasing the use of raw materials through system design optimization;

•	Regularly improving our system integration technologies; and

•	Optimizing our supply chain to in turn receive better terms from suppliers.

The Company hopes to accomplish this by:

•	Equipping a digital control system on assembly machinery;

•	purchasing advanced equipment to improve installation efficiency;

•	checking and modifying standard working time based on actual work time and reducing standard working time per piece; and

•	enhancing installation organization by developing a special team to control costs in advance and/or during the installation process.

Net income. Our consolidated net income increased by 23.67% to $4,614,000 for the year ended December 31, 2006, as compared to the prior year. This increase is attributable to an increase in revenue of 24.69% in 2006 as compared to 2005. The Company was fully exempt from income tax in 2004 and 2005, and has 50% reduction on standard tax rate for three years from 2006. For the year ended December 31, 2006, our net income before income tax increased by 59.30% to $5,967,000, compared to $3,731,000 in 2005.

Equipment and services expenses. Equipment and services expenses were approximately $10,691,000 or 49.25% of revenue for the year ended December 31, 2006, as compared to $8,936,000, or 51.33% of revenue for the year ended December 31, 2005.

Sales and Marketing. Sales and marketing expenses were approximately $2,917,000 or 13.44% of our revenues for the year ended December 31, 2006 and were $2,806,000, or 16.12% of our revenue for the year ended December 31, 2005. The increase in sales and marketing expenses originated from the expense in market development and the building of the new branches and other related fees. During fiscal year 2006, we continuously spent our sales and marketing efforts in entering into overseas markets, such as Vietnam, Indonesia and India. We believe these investment efforts will improve our Company’s profitability in the long run.

General and Administrative and Research and Development. General and administrative expenses were $1,674,000 or 7.71% of our revenue for the year ended December 31, 2006, as compared to $2,048,000, or 11.76% of revenue in the prior year. The major reasons for the decrease in general and administrative expenses were due to our efforts to optimize the structure of the Company, improve working efficiency and reduction on daily expenses.

Research and development expenses were $605,000, or 2.79% of revenues for the year ended December 31, 2006, as compared to $438,000, or 2.52% of revenues in the prior year. The main reason for this increase is that in fiscal year 2006 we put more investment in research and development to maintain our competitive edge. For both fiscal years 2006 and 2005, our depreciation and amortization expenses kept steadily at a level within 1.00% to 1.20% of revenue.

Liquidity and Capital Resources

We generally finance our operations from cash flow generated internally and bank loans. As of December 31, 2006, we had current assets of $40,302,000. Current assets comprised inventories of $5,048,000, accounts receivable of $29,777,000, prepayments, deposits and other receivables of $2,097,000, and cash and cash equivalents of $3,380,000. Current liabilities comprised accounts payable of $6,314,000, tax payables of $2,571,000, short-term loan 1,279,000 and other payables and accruals of $6,689,000.

Our net cash outflow from operating activities was $2,939,000 for the year ended December 31, 2006. At December 31, 2006, cash and cash equivalents were $3,380,000. Current assets were $40,302,000, reflecting a current ratio of 2.39:1.

We anticipate that our working capital resources are adequate to fund anticipated costs and expenses for the year ending December 31, 2007.

Our trading terms with our customers are mainly on credit. The credit period is generally for a period of less than one year. The accounts receivable turnover period for the year ended December 31, 2006 was 464 days compared to 488 days for the year ended December 31, 2005. Inventory turnover period for the year ended December 31, 2006 was 168 days, compared to 98 days in 2005.

As of December 31, 2006, our cash and bank balances were mainly denominated in RMB and United States dollars while our bank borrowings were mainly denominated in RMB. Our revenue and expenses, assets and liabilities are mainly denominated in RMB and United States dollars. Recently, the exchange rate fluctuations in the PRC have led to an appreciation of currency. This may result in certain exchange risks.

Capital structure and solvency. We have from cash flows cash and cash equivalents in the amount of $3,380,000 for the period ended December 31, 2006.. Although we have net current assets as of the balance sheet date, the long turnover period of accounts receivables caused cash flow pressure, particularly as we also attempted to expand our R&D activities. Management is exploring other resources for funding our current operations and future development, which include raising capital and applying for additional banking facilities.

On February 23, 2007, we completed a Securities Purchase Agreement with certain institutional and other accredited investors, as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended, pursuant to which we sold in a private placement an aggregate of 669,444 shares of our common stock and warrants to purchase an aggregate of 133,889 shares of its common stock (the “Investor Warrants”).  The price paid for the common stock was $9.00 per share. The Investor Warrants are exercisable for a period of four years, beginning six months after the date of issuance, at an exercise price of $11.60 per share.  The exercise price for the Investor Warrants is subject to an adjustment upon certain issuances by the Company of its common stock below the price per share paid by the investors; provided, however, that the exercise price may not be adjusted below $10.10 per share. In addition, we issued our placement agent in connection with private placement a warrant (the “Agent Warrant”) to purchase 43,514 shares of our common stock. The Agent Warrant is on the same terms as the Investor Warrants.

As of December 31, 2006, our total assets were $41,123,000 and our total liabilities were $16,853,000, reflecting a gearing ratio of 40.98%. Our gearing ratio, calculated as total debts (including short-term bank loans and finance lease payables) over total assets, was 40.98% and 43.16% as of December 31, 2006 and 2005, respectively.

Asset utilization and efficiency. As of December 31, 2006, our total assets were $41,123,000 and our operating revenue was $21,708,000, reflecting a total asset turnover of 52.79%.

Accounts Receivable

	As of December 31,
	2006 US$'000	2005 US$'000
Completed contracts	31,568	24,139
Retentions	1,132	931
Sub-Total	32,700	25,070
Allowance for doubtful accounts	2,923	2,540
Total	29,777	22,530

As of December 31, 2006, our accounts receivables were $29,777,000 as compared to $22,530,000 for the previous year. Our accounts receivables for the year ended December 31, 2006 as compared to the year ended December 31, 2005 are summarized as follows:

Accounts receivables are stated at the amount billed to customers. We recognize an allowance for doubtful accounts to ensure trade and other receivables are not overstated due to uncollectibility. Of the retentions balance as of December 31, 2006 and 2005, approximately $350,000 and $774,000, respectively, are expected to be collected after one year.

The increase in our accounts receivable for the year ended December 31, 2006 is primarily the result of the decision of most PRC-based mobile operators to no longer prepay a percentage of contracted solutions, but instead to do business on credit. The credit period is generally for a period of six to nine months. Accounts receivable are stated at the amount billed to customers.  Accounts receivables are presented net of an allowance for doubtful accounts. Our estimate of allowance for doubtful account is based on a variety of factors, including historical collection experiences, existing economic conditions and a review of the current status of the receivable.  As of December 31, 2006 and 2005, allowance for doubtful accounts were $2,923,000 and $2,540,000 respectively. Other receivables are presented net of allowance for doubtful accounts as of December 31, 2006 and 2005.

We have made attempts to adequately address accounts receivable turn-over problems and have made efforts to shorten the collection period.

In 2006, the collection of account receivables amounted to $18,607,000, which exceeded the amount in 2005. The Company took practical measures to collect the account receivables from certain China Unicom branches, including Tianjin Unicom, Guangdong Unicom and Xinjiang Unicom, and made progress with respect to Yunnan Telecom and Shanghai Mobile.

The Company paid particular attention to lowering the turnover period of our accounts receivable balances and have taken the following measures:

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

Our Company controlled the amount of sales towards China Unicom from the business strategy point of view in the past year. We plan to enlarge our sales to China Mobile, China Telecom and China Netcom.

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

ITEM 7.  FINANCIAL STATEMENTS.

Reference is made to page F-1 herein for the Index to the Consolidated Financial Statements of the Company.

Telestone Technologies Corporation

Report of Independent Registered Public Accounting firm

To the Stockholders and Board of Directors
Telestone Technologies Corporation

We have audited the accompanying consolidated balance sheets of Telestone Technologies Corporation and its affiliates (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Moores Rowland Mazars
Chartered Accountants
Certified Public Accountants
Hong Kong

Date: March 20, 2007

Telestone Technologies Corporation

Consolidated Statements of Operation

		Years ended December 31,
		2006	2005
	Note	US$’000	US$’000
Operating revenues:
Net sales of equipment		16,769	12,573
Service income		4,939	4,837

		21,708	17,410
Operating expenses:
Equipment and services		10,691	8,936
Sales and marketing		2,917	2,806
General and administrative		1,674	2,048
Research and development		605	438
Depreciation and amortization		241	209

Total operating expenses		16,128	14,437

Operating income		5,580	2,973
Interest expense		(55)	(26)
Other income, net		442	784

Net income		5,967	3,731

Taxation		(1,353)	-

		4,614	3,731

Other comprehensive income
Foreign currency translation adjustment		650	365

		5,264	4,096

Earnings per share:	3

Weighted average number of shares outstanding
Basic		8,682,736	8,498,681

Diluted		8,735,615	8,654,277

Net income per share of common stock
		US$	US$
Basic:
Net income		0.53	0.44

Diluted:
Net income		0.53	0.43

The accompanying notes are an integral part of these consolidated financial statements.

Telestone Technologies Corporation

Consolidated Balance Sheets

		As of December 31,
		2006	2005
ASSETS	Note	US$’000	US$’000

Current assets:
Cash and cash equivalents		3,380	3,605
Accounts receivable (net of provision of US$2,923,000; 2005: net of provision of US$2,540,000)	5	29,777	22,530
Due from related parties	12	1,409	1,322
Inventories - Finished goods		5,048	2,287
Prepayment		315	535
Other current assets		373	240

Total current assets		40,302	30,519

Property, plant and equipment, net	6	821	1,031

Total assets		41,123	31,550

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term bank loan	7	1,279	-
Accounts payable - Trade		6,314	4,223
Customer deposits for sales of equipment		20	4
Due to related parties	12	2,001	2,133
Taxes payable	8	2,571	5,556
Accrued expenses and other accrued liabilities		4,668	1,703

Total current liabilities		16,853	13,619

Commitments and contingencies	13

Stockholders’ equity:
Preferred stock, US$0.001 par value, 10,000,000 shares authorized, no shares issued		-	-
Common stock and paid-in-capital, US$0.001 par value: Authorized - 100,000,000 shares as of December 31, 2006		-	-
Issued and outstanding - 8,935,106 shares as of December 31, 2006 and 8,577,106 shares as of December 31, 2005	10	9	8
Dedicated reserves		2,619	2,131
Additional paid-in capital		8,475	7,401
Cumulative translation adjustments		1,015	365
Retained earnings		12,152	8,026

Total stockholders’ equity		24,270	17,931

Total liabilities and stockholders’ equity		41,123	31,550

The accompanying notes are an integral part of these consolidated financial statements.

Telestone Technologies Corporation

Consolidated Statements of Changes in Stockholders’ Equity

	Common stock
	Issued		Reserved and to be Issued
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Dedicated reserves	Cumulative translation adjustment	Retained earnings	Total
		US$’000		US$’000	US$’000	US$’000	US$’000	US$’000	US$’000
Balance at January 1, 2005	8,060,106	8	150,000	-	6,300	1,642	-	4,784	12,734

Issuance of stock for warrant exercised	367,000	-	-	-	1,101	-	-	-	1,101
Issuance of stocks for shares reserved to be issued	150,000	-	(150,000)	-	-	-	-	-	-
Net income	-	-	-	-	-	-	-	3,731	3,731
Foreign currency translation adjustment	-	-	-	-	-	-	365	-	365
Transfer to dedicated reserves	-	-	-	-	-	489	-	(489)	-

Balance at December 31, 2005	8,577,106	8	-	-	7,401	2,131	365	8,026	17,931

Balance at January 1, 2006	8,577,106	8	-	-	7,401	2,131	365	8,026	17,931
Issuance of stock for warrant exercised	358,000	1	-	-	1,074	-	-	-	1,075
Foreign currency translation adjustment	-	-	-	-	-	-	650	-	650
Net income	-	-	-	-	-	-	-	4,614	4,614
Transfer to dedicated reserves	-	-	-	-	-	488	-	(488)	-

Balance at December 31, 2006	8,935,106	9	-	-	8,475	2,619	1,015	12,152	24,270

The accompanying notes are an integral part of these consolidated financial statements.

Telestone Technologies Corporation

Consolidated Statements of Cash Flows

	Years ended December 31,
	2006	2005
	US$’000	US$’000
Cash flows from operating activities
Net income	4,614	3,731
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	240	209
Provision for doubtful accounts	383	861
Profit on disposal of property, plant and equipment	(239)	(120)
Exchange difference	66	60
Changes in assets and liabilities:
Accounts receivable	(6,896)	(3,070)
Inventories, net	(2,686)	275
Due from related parties	(44)	(75)
Prepayment	237	(438)
Other current assets	(125)	304
Accounts payable	1,953	176
Due to director	(202)	(102)
Customer deposits for sales of equipment	16	(44)
Taxes payable	(3,166)	(1,046)
Accrued expenses and other accrued liabilities	2,910	430

Net cash (used in) provided by operating activities	(2,939)	1,151

Cash flows from investing activities
Purchase of property, plant and equipment	(148)	(311)
Proceeds from disposal of property, plant and equipment	391	-

Net cash (used in) provided by investing activities	243	(311)

Cash flows from financing activities
Borrowings of short-term debts	1,279	-
Repayment of short-term debts	-	(620)
Proceeds from issuance of shares	1,075	1,101

Net cash provided by financing activities	2,354	481

Net (decrease) increase in cash and cash equivalents	(342)	1,321
Cash and cash equivalents, beginning of year	3,605	2,230
Exchange gain on cash and cash equivalents	117	54

Cash and cash equivalents, end of year	3,380	3,605

The accompanying notes are an integral part of these consolidated financial statements.

Telestone Technologies Corporation

Notes to Consolidated Financial Statements

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

Telestone Technologies Corporation (“Telestone”), formerly known as Milestone Capital, Inc. was organized under the laws of the State of Colorado in February 1987 under the name Shield Enterprises, Inc. In August 2004, the Company reincorporated in the State of Delaware under the name Telestone Technologies Corporation.

Success Million International Limited (“SMI”), a company established in the Hong Kong Special Administrative Region of the People’s Republic of China (the “PRC”) on August 23, 2004, is a wholly owned subsidiary of Telestone and had no business operations since incorporation. Beijing Telestone Technology Company Limited (“Beijing Telestone”), a wholly-owned subsidiary of SMI, established in Beijing, the PRC with operating period for an initial term of 20 years until April 12, 2024, is engaged in the business of design, development, installation and trading of wireless telecommunication coverage system equipment.

Beijing Telestone Wireless Telecommunication Company Limited (“BTWTC”), being considered as a variable interest entity (“VIE”) owned by Telestone’s directors and stockholders, was established in Beijing, the PRC on June 17, 2005, with an operating period of 20 years. As Telestone adopted FIN 46 for all periods presented, the financial statements of BTWTC are consolidated in the financial statements of Beijing Telestone.

In this Report of Inception Registered Public Accounting Firm, Telestone, SMI, Beijing Telestone and BTWTC are collectively referred to as the “Company”.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Principles

The consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America (“USGAAP”).

Basis of consolidation

The consolidated financial statements include the accounts of Telestone and its subsidiaries/VIE. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition (Continued)
Revenues from these fixed-price service contracts are recognized on the completed-contract method. Under the completed-contract method, revenue and costs of individual contracts are included in operations in the year during which they are completed. Losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. This method is used because the contract is completed within a short period of time, and financial position and results of operations do not vary significantly from those that would result from use of the percentage-of- completion method. A contract is considered completed upon completion of all essential contract work and the installation has been accepted by the customer.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, plant and equipment (Continued)

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

Foreign currency translation

The Company considers Renminbi (RMB) as its functional currency as a substantial portion of the Company’s business activities are based in Renminbi. However, the Company has chosen the United States dollar as its reporting currency.

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

Translation adjustments, when material, resulting from this process are recorded in accumulated other comprehensive income within stockholders’ equity. Other comprehensive income for foreign currency translation was recorded for the period ended December 31, 2006 after the Renminbi ceased to be pegged to the United States Dollars during the year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Allowance for doubtful accounts

Accounts receivable are stated at the amount billed to customers. The Company recognizes an allowance for doubtful accounts to ensure trade and other receivables are not overstated due to uncollectibility. The Company’s estimate is based on a variety of factors, including historical collection experience, existing economic conditions and a review of the current status of the receivable. Accounts receivable are presented net of an allowance for doubtful accounts of US$2,923,000 and US$2,540,000 as of December 31, 2006 and 2005, respectively.

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

Diluted earnings per share is computed based on net income for the periods presented attributable to shareholders based on the weighted average number of common stock outstanding during the periods presented, adjusted for the effect of the dilutive common stock equivalents outstanding during the year presented. The dilutive effect of warrants to purchase common stock which were outstanding during the year is reflected in diluted earnings per share by application of the treasury stock method.

4. OPERATING RISKS

(a)	Concentration of major customers and suppliers

	Year ended December 31,
	2006	2005
	US$’000	US$’000
Major customers with revenues of more than 10% of the Company’s sales
Sales to major customers	20,009	15,144
Percentage of sales	92%	90%
Number	3	3

Major suppliers with purchases of more than 10% of the Company’s purchases
Purchases from major suppliers	4,801	3,211
Percentage of purchases	46%	48%
Number	2	1

Accounts receivable related to the Company’s major customers comprised 93% and 95% of all account receivables as of December 31, 2006 and 2005, respectively.

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

The Company may also be exposed to the risks as a result of its principal operation being primarily in the PRC. These include risks associated with, among others, the political, economic and legal environmental and foreign currency exchange. The Company’s results may be adversely affected by change in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. The Company’s management does not believe these risks to be significant. There can be no assurance, however, those changes in political and other conditions will not result in any adverse impact.

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

5.  ACCOUNTS RECEIVABLE

	As of December 31,
	2006	2005
	US$’000	US$’000

Completed contracts	31,568	24,139
Retentions	1,132	931

	32,700	25,070

Allowance for doubtful accounts	2,923	2,540

	29,777	22,530

Of the retentions balance as of December 31, 2006 and 2005, approximately US$350,000 and US$774,000, respectively, are expected to be collected after one year.

6. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment is summarized as follows:

	Estimated useful life
	(in years)	As of December 31,
		2006	2005
		US$’000	US$’000

Buildings	30	-	181
Leasehold improvement	5	100	98
Plant and machinery	5	409	335
Office equipment	5	602	494
Motor vehicles	5	438	424

		1,549	1,532
Accumulated depreciation		(728)	(501)

		821	1,031

7. SHORT-TERM BANK LOAN

The bank loan is secured by a personal guarantee by Mr. Han Daqing, the Company’s Chief Executive Officer, repayable on September 16, 2007, and interest bearing at an interest rate that is adjusted monthly at 130% of the national standard rate established by the People’s Bank of China.

8. TAXATION

Telestone and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which each entity is domiciled.

Telestone had a net operating loss carry-forward for income tax reporting purposes that might be offset against future taxable income. These net operating loss carry-forwards are severely limited when the Company experiences a change in control. Therefore, following the re-capitalization in August 2005, the amount available to offset future taxable income is limited. No tax benefit has been reported in the financial statements, because the Company believes that it is more likely than not that the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

No provision for withholding or United States federal or state income taxes or tax benefits on the undistributed earnings and/or losses of the Company's subsidiaries has been provided as the earnings of these subsidiaries, in the opinion of the management, will be reinvested indefinitely.

Determination of the amount of unrecognized deferred taxes on these earnings is not practical; however, unrecognized foreign tax credits would be available to reduce a portion of the tax liability.

All of the Company’s income is generated in the PRC by Beijing Telestone and BTWTC which are subject to PRC income taxes at a rate of 24% and 33%, respectively. Since Beijing Telestone has registered as a wholly-owned foreign investment enterprise (“WOFIE”), it is subject to tax laws applicable to WOFIE in the PRC and is fully exempt from the PRC enterprise income tax of 24% for the first two profit making years in fiscal years 2004 and 2005, followed by a 50% reduction for the next three years commencing in fiscal year 2006.

(a)	Income tax expenses comprised the following:

	2006	2005
	US$’000	US$’000

Current tax
Hong Kong	-	-
PRC	1,353	-

	1,353	-

(b) Reconciliation from the expected statutory tax rate in the PRC of 24% (2005: 24%) is as follows:

	2006	2005
	%	%

Statutory rate - PRC	24.0	24.0
Difference in tax rates in the countries that the Company operates	-	-
Tax exemption	(20.2)	(24.0)
Non-deductible expenses	17.4	-

Effective tax rate	21.2	-

9. SEGMENT INFORMATION

During the year ended December 31, 2006, all revenues of the Company are from its installation and trading of wireless telecommunication. Accordingly no financial information by business segment is presented.

The Company operates in the PRC and over 90% of its revenue and operating profit are from the PRC. Accordingly no geographical analysis is presented.

10.  COMMON STOCK

As of December 31, 2006, the authorized capital of the Company is 110,000,000 shares within which 100,000,000 being shares of common stock with a par value of $0.001, and 10,000,000 being shares of preferred stock with a par value of $0.001.

During 2006, 358,000 warrants were exercised to purchase 358,000 shares of common stock for total proceeds of US$ 1,075,000.

The Company had 8,935,106 and 8,577,106, shares of common stock outstanding as of December 31, 2006 and 2005, respectively, and 15,000 and 373,000 warrants outstanding as of December 31, 2006 and 2005, respectively.

11. DISTRIBUTION OF INCOME

The Company's income is substantially contributed by Beijing Telestone, a company registered in the PRC. Income of Beijing Telestone is distributable to its stockholders after transfer to dedicated reserves as required under its articles of association and relevant PRC rules and regulations.

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

12. RELATED PARTY TRANSACTIONS

Summary of related party transactions

	As of December 31,
	2006	2005
	US$’000	US$’000
Due from related parties
Other employees (Note (a))	161	114
Ex-stockholders of SMI (Note (b))	1,248	1,208

	1,409	1,322

Due to related parties
Directors (Note (a))	714	835
Related company (Note (c))	-	52
Ex-stockholders of Beijing Telestone (Note (b))	1,287	1,246

	2,001	2,133

Guarantor of short term loan
Director	1,279	-

Note:

(a)	The amounts due from/to directors and employees represent unsecured advances made to those parties from time to time. These amounts are interest free and repayable on demand.

(b)
The amounts due to ex-stockholders of Beijing Telestone of US$1,287,000 represent the consideration arising from the consummation of the business combination. The ex-stockholders of SMI had represented that they had fully settled the amount with the ex-stockholders of Beijing Telestone and also undertaken to fully indemnify SMI against any claims from the ex-stockholders of Beijing Telestone (the "Undertaking"). However, an ex-stockholder of Beijing Telestone has initiated lawsuit against SMI alleging that the consideration amount has not been settled. The court hearing commenced on May 10, 2006 and finalized on December 19, 2006. Verdict has been issued by the Second Intermediate People’s Court of Beijing and announced that SMI and Beijing Telestone are not required to compensate for the ex-stockholder of Beijing Telestone.

The directors are of the view that the ex-stockholder of Beijing Telestone still has right to appeal and/or file another lawsuit against SMI and Beijing Telestone. No court summon has been received by the Company as of the date of this report.

(c)	The amounts due to related company represent unsecured advances made to the Company. These amounts are interest free and repayable on demand.

13. COMMITMENTS AND CONTINGENCIES

a) Operating lease expense

The Company leases certain staff quarters and office premises under non-cancelable operating leases. Rental expenses under operating leases for the year ended December 31, 2006 and 2005 were US$239,000 and US$326,000 respectively.

The following table summarizes the approximate future minimum rental payments under non-cancelable operating leases in effect as of December 31, 2006 and 2005:

	As of December 31,
	2006	2005
	US$’000	US$’000

2006	-	191
2007	143	47
2008	2	-

Total	145	239

b) Contingencies

The Company recognizes its revenue upon the completion of contract and has made full tax provision in accordance with relevant national and local laws and regulations of the PRC. A contract is considered completed upon completion of all essential contract work and the installation has been accepted by the customer. It is the common practice in the PRC that invoices are not issued to customers until payments are received. The Company follows the practice of reporting its revenue for PRC tax purposes when invoices are issued. All unbilled revenue will become taxable when invoices are issued. For PRC tax reporting purpose, Beijing Telestone recognized revenue on an “invoice basis” instead of when goods are delivered and services are rendered. This is not in strict compliance with the relevant laws and regulations. Accordingly, despite the fact that Beijing Telestone has made full tax provision including surcharge in the financial statements, Beijing Telestone may be subject to a penalty for the deferred reporting of tax obligations. The exact amount of penalty cannot be estimated with any reasonable degree of certainty. The board of directors considers it is more likely than not that the tax penalty will not be imposed.

14. STOCK OPTION PLAN

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

No options have been granted to any parties as of the date of the Report of Inception Registered Public Accounting Firm.

15. POST BALANCE SHEET EVENT

On February 9, 2007, Telestone has engaged Maxim Group LLC (“Maxim”) to act as an exclusive placement agent in connection with a proposed private placement of securities in which Telestone may issue up to 1,500,000 additional shares of common stock at approximately 7% discount to the market price together with up to 300,000 warrants with an exercise price of 120% of the price paid for the common stock by the subscribers.

On February 21, 2007, Telestone received US$6.02 million in proceeds from investors in connection with the private placement in which Telestone is required to issue 669,444 shares of common stock and 133,889 warrants of 4-year life in return.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of December 31, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our Exchange Act reports. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation.

While we believe that our existing disclosure controls and procedures have been effective to accomplish their objectives, we intend to continue to examine, refine and formulize our disclosure controls and procedures and to monitor ongoing developments in this area.

ITEM 8B.  OTHER INFORMATION.

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Set forth below is certain information concerning each of the directors and executive officers of the Company as of March 27, 2007:

Name	Age	Position Held
Han Daqing	42	Director, President & CEO, Chairman of the Board
Liu Dongping	37	Chief Financial Officer
Luo Zhengbin	66	Director, Chief Technology Officer
Wang Jianjun	35	Vice President
Xu Yunxiao(1)(2)(3)	37	Director
Zhao Peng(2)(3)	42	Director
Zhu Lian(1)	50	Director
Chen Xuefeng(1)(3)	44	Director
Zhang Xingang(2)	43	Director

(1) Member of Audit Committee

(2) Member of Compensation Committee

(3) Member of Nominations and Corporate Governance Committee

Han Daqing has served as President, Chairman of our Board of Directors and a member of our Board of Directors since August 23, 2004. Mr. Han has served as a member of the Board of Directors of Telestone since its inception in October, 1997 and as Chief Executive Officer since January, 2002. Prior to assuming his Chief Executive Officer duties with Telestone, from 1996 to 2002, Mr. Han was the Chief Representative of the Beijing Office of Allgon Systems AB, an international telecommunications conglomerate. Mr. Han holds a Bachelors degree in Computer Engineering and a Masters degree in Digital Communication Engineering, both from the Xidian University of Electronic Science & Technology. In addition, Mr. Han holds a Masters of Business Administration from CITY University.

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

Zhao Peng has served as a member of our Board of Directors since August 23, 2004. Mr. Zhao is the Chief Inspector for Shanghai DB-Tel Corporation, a Chinese wireless phone equipment distributor. From 2002-2003, Mr. Zhao was the General Manager of Shanghai Zopow Communications Co., Ltd. From 2000-2002, Mr. Zhao was the Deputy General Manager of China Digital Co., Ltd. Mr. Zhao has studied Radio Technology Manufacturing at the Tianjin Radio Technology School, Automation Control at Hebei Mechanical & Electronics College, International Trade at Hebei Finance College, Japanese language at Fukuda Culture College and completed an MBA program at JOSAI International University.

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

Zhang Xingang has served as a member of our Board of Directors since December 15, 2004. Currently, Mr. Zhang is the General Manager and Director of Guangzhou Guangcheng Digital Technology Co., Ltd. Prior to assuming his current position, Mr. Zhang was General Manager, director of Shenzhen Jiangyou Communication Equipments Inc. During his career, Mr. Zhang was also head of marketing and general management of Shenzhen Sangda Telecommunication Co., Ltd. Mr. Zhang graduated with a Bachelors degree in Electric Countermine from Electric Engineering Division of Northwest Electronic Engineering University.

Each of the directors named above will serve until our next Annual Meeting of Stockholders or until their successors are duly elected and has qualified. Directors will be elected for one-year terms at the Annual Meeting of Stockholders. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of our directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current directors to our Board of Directors. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs.

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

3) Was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4) Was found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

To the best of our knowledge, during the fiscal year ended December 31, 2006, all executive officers, directors and greater than 10% stockholders filed the required reports in a timely manner.

Meetings and Certain Committees of the Board

The Board of Directors held two meetings during the fiscal year ended December 31, 2006. All current directors attended at least 75% of the meetings of the Board of Directors and Board Committees of which they are members. We have an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

AUDIT COMMITTEE. The Audit Committee is currently comprised of Zhu Lian, Chen Xuefeng and Xu Yunxiao, each of whom are “independent” as defined by the Market Place Rules of the Nasdaq Stock Exchange, which is the independence standard that we have chosen to report under. Zhu Lian is the designated “financial expert” as defined by SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002. The Audit Committee is directly responsible for the appointment, retention, compensation and oversight of the work of any registered public accounting firm employed by the Company (including resolution of disagreements between management and the accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work or performing other audit, review or other services. Any such registered public accounting firm must report directly to the Audit Committee. The Audit Committee has the ultimate authority and responsibility to evaluate and, where appropriate, replace the registered public accounting firm. The Audit Committee met once during the fiscal year ended December 31, 2006.

COMPENSATION COMMITTEE. The Compensation Committee is responsible for the administration of all salary, bonus and incentive compensation plans for our officers and key employees. The members of the Compensation Committee are Zhang Xingang, Zhao Peng and Xu Yunxiao, all of whom are “independent” directors as defined by the Market Place Rules of the Nasdaq Stock Exchange, which is the independence standard that we have chosen to report under. The Compensation Committee held one meeting during the year ended December 31, 2006.

NOMINATING AND CORPORATE GOVERNANCE COMMITTEE. The Nominating and Corporate Governance Committee is responsible for preparing a list of candidates to fill the expiring terms of directors serving on our Board of Directors. The committee submits the list of candidates to the Board of Directors who determines which candidates will be nominated to serve on the Board of Directors. The names of nominees are then submitted for election at our Annual Meeting of Stockholders. The committee also submits to the entire Board of Directors, a list of nominees to fill any interim vacancies on the Board of Directors resulting from the departure of a member of the Board of Directors for any reason prior to the expiration of his term. In recommending nominees to the Board of Directors, the committee keeps in mind the functions of this body. The committee considers various criteria, including the ability of the individual to meet the Nasdaq Stock Market “independence” requirements, general business experience, general financial experience, knowledge of the Company’s industry (including past industry experience), education, and demonstrated character and judgment. The committee will consider director nominees recommended by a stockholder if the stockholder mails timely notice to the Secretary of the Company at its principal offices, which notice includes (i) the name, age and business address of such nominee, (ii) the principal occupation of such nominee, (iii) a brief statement as to such nominee’s qualifications, (iv) a statement that such nominee consents to his or her nomination and will serve as a director if elected, (v) whether such nominee meets the definition of an “independent” director under the rules of theNasdaq Stock Market listing standards and (vi) the name, address, class and number of shares of capital stock of the Company held by the nominating stockholder. Any person nominated by a stockholder for election to the Board of Directors will be evaluated based on the same criteria as all other nominees. The committee also oversees our adherence to our corporate governance standards. The members of the committee are Xu Yunxiao, Chen Xuefeng, and Zhao Peng. The committee met once during the fiscal year ended December 31, 2006.

Stockholder Communications

The Board of Directors welcomes communications from our stockholders and maintains a process for stockholders to communicate with the Board of Directors. Stockholders who wish to communicate with the Board of Directors may send a letter addressed to the Chairman of the Board of Directors of Telestone Technologies Corporation, Floor 6, Saiou Plaza, No. 5 Haiying Road, Fengtai Technology Park, Beijing, China. The mailing envelope must contain a clear notation indicating that the enclosed letter is a “Stockholder-Board Communication.” All such letters should identify the author as a security holder. All such letters will be reviewed by the Chairman of the Board of Directors and submitted to the entire Board of Directors no later than the next regularly scheduled Board of Directors meeting.

We currently have no policy with respect to director attendance at annual meetings.

Compensation of Directors

The non-executive directors were separately compensated for their services in the amount of $5,000 during the year ended December 31, 2006.

ITEM 10.  EXECUTIVE COMPENSATION.

The Company had no officers or directors whose total annual salary and bonus during each of 2006 and 2005 exceeded $100,000. Mr. Han, our Chief Executive Officer and Principal Executive Officer, earned a salary and bonus of $50,000 and $30,000, respectively, during the fiscal year ended December 31, 2006. For the fiscal year ended December 31, 2005, Mr. Han earned a salary and bonus of $50,000 and $30,000, respectively.

Our Compensation Committee comprises three members and is responsible for the administration of all salary, bonus and incentive compensation plans for our officers and key employees. The members of our Compensation Committee are Zhang Xingang, Zhao Peng and Xu Yunxiao, all of whom are “independent” directors. Our Compensation Committee held one meeting during the year ended December 31, 2006.

Summary Compensation Table

Name and Principal Underlying Positions	Year	Salary	Bonus	Option Awards	Stock Awards	All Other Compensation	Total
Han Daqing - President & CEO	2006	$50,000	$30,000	—	—	—	$80,000
	2005	$50,000	$30,000				$80,000
Liu Dongping - Chief Financial Officer	2006	$25,000	$10,000	—		—	$35,000
	2005	$25,000	$10,000				$35,000
Luo Zhengbin - Chief Technology Officer	2006	$36,000	$14,000	—	—	—	$50,000
	2005	$36,000	$14,000				$50,000
Wang Jianjun - Vice President	2006	$30,000	$10,000	—	—	—	$40,000
	2005	$30,000	$10,000				$40,000

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2006, there were no outstanding equity awards to the named executive officers requiring tabular disclosure under this Item 7.

On June 27, 2005, a Stock Option Plan (the “Plan”) was approved at our 2005 Annual Meeting of Stockholders. The purpose of the Plan is to promote the growth and general prosperity of the Company by permitting the Company to grant options to purchase common stock and restricted stock of the Company to key employees, non-employee directors, and advisors. The Plan is designed to help the Company and its subsidiaries and affiliates attract and retain superior personnel for positions of substantial responsibility and to provide key employees, non-employee directors, and advisors with an additional incentive to contribute to the success of the Company.

Director Compensation Table

DIRECTOR COMPENSATION FOR 2006

Name	Fees Earned or Paid in Cash($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Zhu Lian	$10,000						$10,000
Xu Yunxiao	$5,000						$5,000
Zhao Peng	$5,000						$5,000
Chen Xuefeng	$5,000						$5,000
Zhang Xingang	$5,000						$5,000

Our director compensation consists of cash only. Each director was paid an annual retainer of $5,000. An additional $5,000 was paid to one director (Zhu Lian) who is also the chairman of the Audit Committee.

Retirement, Post-Termination and Change in Control

We have no retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, nor do we have post-termination or change in control arrangements with directors, officer or other employees, but our Board of Directors may recommend adoption of one or more such programs in the future.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 27, 2007 relating to the beneficial ownership (as defined by the rules of the SEC) of shares of common stock by (i) each person who owns beneficially more than 5% of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our executive officers as of March 27, 2007, and (iv) all of our executive officers and directors as a group.

	Amount and Nature of Beneficial Ownership(1)
Name of Beneficial Owner	Number of Shares(2)	Percent of Voting Stock(3)
Han Daqing	3,280,000	34.15%
Liu Dongping	0	*
Luo Zhengbin	246,000	2.56%
Wang Jianjun	328,000	3.42%
Xu Yunxiao	0	*
Zhao Peng	0	*
Zhu Lian	0	*
Chen Xuefeng	0	*
Zhang Xingang	0	*
Directors and executive officers as a group (9 persons)	3,854,000	40.12%

* Less than 1%

(1)
As of March 27, 2007, there were 9,604,550 shares of common stock outstanding. Each person named above has sole investment and voting power with respect to all shares of the common stock shown as beneficially owned by the person, except as otherwise indicated below.

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

(3)
In determining the percent of common stock owned by a person (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 8,935,106 shares of common stock

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The relationships between our directors and the Company are as follows:

Pursuant to a certain agreement, our President and Chief Executive Officer, Mr. Han, holds legal title to certain property located in Beijing which we use as our Beijing Branch Office. Pursuant to this agreement, we make monthly mortgage payment on behalf of Mr. Han in return for his irrevocable agreement to transfer title of the property to us upon the satisfaction of the mortgage which currently encumbers the property. The monthly mortgage payment, which we make on behalf of Mr. Han, is approximately $3,400.

For description of transactions with related parties, see Note 12 to Consolidated Financial Statements under Item 7.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Statements filed as part of this Report:

Exhibits

The following documents are filed as exhibits herewith or incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibit
2

Agreement Concerning the Exchange of Securities by and among Milestone Capital, Inc. and EliteAgents, Inc., dated January 2, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated January 19, 2002).

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

3.1.3	Bylaws of the Company, adopted on the 18th day of August, 2004 (incorporated by reference to Exhibit 3.1.3 to the Company’s Form 10-KSB for the year ended December 31, 2003).
3.2	Articles of Amendment to the Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-KSB for the year ended December 31, 1998).
3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-KSB for the year ended December 31, 1998).

Exhibit Number	Description of Exhibit
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

10.3	Milestone Capital, Inc. Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-KSB for the year ended December 31, 2001).
14.1	Code of Ethics, dated December 2004 (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-KSB for the year ended December 31, 2004).
21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Form 10-KSB for the year ended December 31, 2003).
*31.1	Statement of Chief Executive Officer Furnished Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.
*31.2	Statement of Chief Financial Officer Furnished Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.
*32.1	Statement of Chief Executive Officer Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.
*32.2	Statement of Chief Financial Officer Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.

*  Filed herewith.

Reports on Form 8-K

The following Current Reports on Form 8-K were filed during the forth quarter of the fiscal year ended December 31, 2006:

Current Report on Form 8-K filed on November 13, 2006 to report the results of operations, financial statements and exhibits.

Other than the above filing, there were no Current Reports on Form 8-K filed with the SEC during the last quarter of fiscal year ended December 31, 2006.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Moores Rowland Mazars, Certified Public Accountants, has audited our financial statements annually since the 2004 fiscal year. All of the services described below were approved by our Audit Committee prior to rendering of services by our independent accountant The Audit Committee has determined that the payments made to our independent accountant for these services are compatible with maintaining such auditor's independence.

Audit Fees. The aggregate fees billed by Moores Rowland Mazars, Certified Public Accountants for professional services rendered for the audit of the Company’s financial statements for the fiscal year ended December 31, 2005 was $57,500. The fees billed for the fiscal year ended December 31, 2006 was $59,000 and for three quarterly reviews was $22,500.

Audit-Related Fees. There were no fees for assurance and related services by Moores Rowland Mazars, Certified Public Accountants for the fiscal years ended December 31, 2005 and December 31, 2006.

Tax Fees. There were no fees for tax compliance, tax advice or tax planning services by Moores Rowland Mazars, Certified Public Accountants for the fiscal years ended December 31, 2005 and December 31, 2006.

All Other Fees. There were no other fees for either audit-related or non-audit services billed by Moores Rowland Mazars, Certified Public Accountants for the fiscal years ended December 31, 2005 and December 31, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELESTONE TECHNOLOGIES CORPORATION

By:	/s/ Han Daqing
Han Daqing
Director, Chief Executive Officer, President and Chairman of the Board

Date: March 29, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Han Daqing	Chief Executive Officer	March 29, 2007
Han Daqing	(Principal Executive Officer)

/s/ Liu Dongping	Chief Financial Officer	March 29, 2007
Liu Dongping	(Principal Financial and Accounting Officer)

/s/ Lou Zhengbin	Director,	March 29, 2007
Lou Zhengbin	Chief Technology Officer

/s/ Xu Yunxiao	Director	March 29, 2007
Xu Yunxiao

/s/ Zhao Peng	Director	March 29, 2007
Zhao Peng