Form 10QSB
period 2007-03-31
TELESTONE TECHNOLOGIES CORP
filed 2007-05-15
CIK 817129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

Commission File Number: 001-32503

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
Yes ☐ No ☑

As of April 24, 2007, 9,604,550 shares of the Issuer’s $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format:  Yes ☐ No ☑

ITEM 1. FINANCIAL STATEMENTS

Telestone Technologies Corporation

Index to Financial Statements

Page
Condensed Consolidated Balance Sheets (Unaudited)	3
Condensed Consolidated Statements of Operations (Unaudited)	4
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)	5
Condensed Consolidated Statement of Cash Flows (Unaudited)	6
Notes to Condensed Consolidated Financial Statements	7-18

Telestone Technologies Corporation
Condensed Consolidated Balance Sheets (Unaudited)

		(Unaudited) As of March 31, 2007	As of December 31, 2006
	Note	US$’000	US$’000
ASSETS
Current assets
Cash and cash equivalents		7,718	3,380
Accounts receivable	6	30,603	29,777
Due from related parties	12	1,618	1,409
Inventories - Finished goods		4,165	5,048
Prepayment		107	315
Other current assets		554	373

Total current assets		44,765	40,302

Property, plant and equipment, net	7	807	821

Total assets		45,572	41,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities

Short-term bank loan	8	1,279	1,279
Accounts payable - Trade		4,627	6,314
Customer deposits for sales of equipment		153	20
Due to related parties	12	2,001	2,001
Taxes payable		5,882	2,571
Accrued expenses and other liabilities		1,407	4,668

Total current liabilities		15,349	16,853

Commitments and contingencies	13

Stockholders’ equity
Preferred stock, US$0.001 par value, 10,000,000 shares authorized, no shares issued		-	-
Common stock and paid-in capital, US$0.001 par value: Authorized - 100,000,000 shares as of March 31, 2007 and December 31, 2006		-	-
Issued and outstanding - 9,604,550 shares as of March 31, 2007 and 8,935,106 shares as of December 31, 2006	11	10	9
Dedicated reserves		2,619	2,619
Additional paid-in capital		13,968	8,475
Other comprehensive income		1,026	1,015
Retained earnings		12,600	12,152

Total stockholders’ equity		30,223	24,270

Total liabilities and stockholders’ equity		45,572	41,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

Telestone Technologies Corporation
Condensed Consolidated Statement of Operations (Unaudited)

		(Unaudited)
		Three months ended March 31,
		2007	2006
	Note	US$’000	US$’000
Operating revenues
Net sales of equipment		2,951	3,255
Service income		1,844	520
		4,795	3,775
Operating expenses
Equipment and services		2,401	1,808
Sales and marketing		920	654
General and administrative		620	304
Research and development		172	113
Depreciation and amortization		59	56
Total operating expenses		4,172	2,935

Operating income		623	840
Interest expense		(24)	-
Other income, net		-	5

Income before income taxes		599	845
Income taxes		(151)	(128)

Net income		448	717

Earnings per share:	4
Weighted average number of shares outstanding
Basic		9,225,199	8,583,439
Dilutive effect of warrants		5,313	95,987
Diluted		9,230,512	8,679,426

Net income per share of common stock		US$	US$
Basic:
Net income		0.05	0.08
Diluted:
Net income		0.05	0.08

The accompanying notes are an integral part of these condensed consolidated financial statements.

Telestone Technologies Corporation
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

	Common stock
	Number of shares	Amount	Additional paid-in capital	Dedicated reserves	Cumulative translation adjustment	Retained earnings	Total
		US$’000	US$’000	US$’000	US$’000	US$’000	US$’000
Balance at January 1, 2007	8,935,106	9	8,475	2,619	1,015	12,152	24,270
Issuance of stock (net of expenses)	669,444	1	5,493	-	-	-	5,494
Net income (loss)	-	-	-	-	-	448	448
Foreign currency translation adjustment	-	-	-	-	11	-	11

Balance at March 31, 2007	9,604,550	10	13,968	2,619	1,026	12,600	30,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

Telestone Technologies Corporation
Condensed Consolidated Statement of Cash Flows (Unaudited)

	(Unaudited)
	Three months ended March 31,
	2007	2006
	US$’000	US$’000
Cash flows from operating activities
Net income	448	717
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	59	56
Provision for doubtful accounts	339	103
Exchange difference	11	-

Changes in assets and liabilities:
Accounts receivable	(1,165)	(2,850)
Inventories, net	883	(29)
Due from related parties	(209)	(95)
Prepayment	208	(423)
Other current assets	(181)	(33)
Accounts payable	(1,687)	399
Due to related parties	-	(10)
Customer deposits for sales of equipment	133	3
Taxes payable	3,311	857
Accrued expenses and other liabilities	(3,261)	(235)

Net cash used in operating activities	(1,111)	(1,540)

Cash flows from investing activities
Purchase of property, plant and equipment	(74)	(6)
Proceeds from disposal of property, plant and equipment	30	-

Net cash used in investing activities	(44)	(6)

Cash flows from financing activities
Proceeds from issuance of shares (net of expenses)	5,493	75

Net cash provided by financing	5,493	75

Net increase (decrease) in cash and cash equivalents	4,338	(1,471)

Cash and cash equivalents, beginning of the period	3,380	3,605

Cash and cash equivalents, end of the period	7,718	2,134

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

Success Million International Limited (“SMI”), a company established in the Hong Kong Special Administrative Region of the People’s Republic of China (the “PRC”), is a wholly owned subsidiary of TTC and had no business operations since incorporation. Beijing Telestone Technology Company Limited (“Beijing Telestone”), a wholly-owned subsidiary of SMI established in the PRC with operating period for an initial term of 20 years until April 12, 2024, it is engaged in the business of design, development, installation and trading of wireless telecommunication coverage system equipment.

Beijing Telestone Wireless Telecommunication Company Limited (“BTWTC”), being considered as a variable interest entity owned by TTC’s directors and stockholders, was established in Beijing, the People’s Republic of China (the “PRC”) with a tenure of 20 years. As TTC adopted FIN 46 for all periods presented, the financial statements of BTWTC are consolidated in the financial statements of Beijing Telestone.

In this report, TTC, SMI, BTWTC and Beijing Telestone are collectively referred to as the “Company”.

2. PREPARATION OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements as of March 31, 2007, have been prepared based upon Securities and Exchange Commission ("SEC") rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2007 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("USA") have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto incorporated by reference in the Company's Form 10KSB/A for the year ended December 31, 2006 filed on March 31, 2007. The results of operations for the three-month periods ended March 31, 2007 and 2006 are not necessarily indicative of the operating results to be expected for the full year.

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

The Company provides installation services for certain sales of equipment under fixed-price contracts. In connection with these contracts, the Company follows the guidance contained in AICPA Statement of Position ("SOP") 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts"

Revenues from these fixed-price service contracts are recognized on the completed-contract method. Under the completed-contract method, revenue and costs of individual contracts are included in operations in the year during which they are completed. Losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. This method is used because the contract is completed within a short period of time, and financial position and results of operations do not vary significantly from those that would result from use of the percentage-of-completion method. A contract is considered completed upon completion of all essential contract work and the installation has been accepted by the customer.

Telestone Technologies Corporation
Notes to Condensed Consolidated Financial Statements

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

Telestone Technologies Corporation
Notes to Condensed Consolidated Financial Statements

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, plant and equipment (Continued)

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

Telestone Technologies Corporation
Notes to Condensed Consolidated Financial Statements

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign currency translation (Continued)

Translation adjustments, when material, resulting from this process are recorded in accumulated other comprehensive income within stockholders’ equity. Other comprehensive income for foreign currency translation was recorded for the period ended March 31, 2007 after the Renminbi ceased to be pegged to the United States Dollars during the period.

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

Allowance for doubtful accounts

Accounts receivable are stated at the amount billed to customers. The Company recognizes an allowance for doubtful accounts to ensure trade and other receivables are not overstated due to uncollectibility. The Company’s estimate is based on a variety of factors, including historical collection experience, existing economic conditions and a review of the current status of the receivable. Accounts receivable are presented net of an allowance for doubtful accounts of US$3,262,535 and US$2,923,000 as of March 31, 2007 and December 31, 2006 respectively.

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

Telestone Technologies Corporation
Notes to Condensed Consolidated Financial Statements

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

5. OPERATING RISK

(a) Concentration of major customers and suppliers

	(Unaudited) Three months ended March 31,
	2007	2006
	US$’000	US$’000
Major customers with revenues of more than 10% of the Company’s sales
Sales to major customers	4,588	3,773
Percentage of sales	95%	99.9%
Number	4	4

Major suppliers with purchases of more than 10% of the Company’s purchases
Purchases from major suppliers	487	1,279
Percentage of purchases	64%	79%
Number	2	2

Accounts receivable related to the Company’s major customers comprised 92% and 93% of all accounts receivables as of March 31, 2007 and December 31, 2006 respectively.

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

Telestone Technologies Corporation
Notes to Condensed Consolidated Financial Statements

5. OPERATING RISK (CONTINUED)

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

6. ACCOUNTS RECEIVABLE

	(Unaudited) As of March 31, 2007	As of December 31, 2006
	US$’000	US$’000
Completed contracts	33,334	31,568
Retentions	531	1,132

	33,865	32,700
Allowance for doubtful accounts	(3,262)	(2,923)

	30,603	29,777

Of the retentions balance as of March 31, 2007 and December 31, 2006, approximately US$919,000 and US$350,000 respectively are expected to be collected after one year.

Telestone Technologies Corporation
Notes to Condensed Consolidated Financial Statements

7. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment is summarized as follows:

	Estimated useful life	(Unaudited) As of March 31, 2007	As of December 31, 2006
	(in years)	US$’000	US$’000
Leasehold improvement	5	100	100
Plant and machinery	5	415	409
Office equipment	5	616	602
Motor vehicles	5	447	438

		1,578	1,549
Accumulated depreciation		(771)	(728)

		807	821

8. SHORT-TERM BANK LOAN

The bank loan is secured by a personal guarantee of Mr. Han Daqing, the Company’s Chief Executive Officer, repayable on September 16, 2007, and interest bearing at an interest rate that is adjusted monthly at 130% of the national standard rate established by the People’s Bank of China.

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

Telestone Technologies Corporation
Notes to Condensed Consolidated Financial Statements

No provision for withholding or United States federal or state income taxes or tax benefits on the undistributed earnings and/or losses of the Company's subsidiaries has been provided as the earnings of these subsidiaries, in the opinion of the management, will be reinvested indefinitely.

9. TAXATION (CONTINUED)

All of the Company’s income is generated in the PRC by Beijing Telestone and BTWTC are subject to PRC income taxes at a rate of 24% and 33% respectively. Since Beijing Telestone has registered as a wholly-owned foreign investment enterprise (“WOFIE”), it is subject to tax laws applicable to WOFIE in the PRC and is fully exempt from the PRC enterprise income tax of 24% for two years, followed by a 50% reduction for the next three years commencing with fiscal year 2007.

Income tax expenses are comprised of the following:

	(Unaudited) Three months ended March 31,
	2007	2006
	US$’000	US$’000
Current tax
Hong Kong	-	-
PRC	151	128

	151	128

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined, and prescribes the measurement process and a minimum recognition threshold for a tax position, taken or expected to be taken in a tax return, that is required to be met before being recognized in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain position only if it is more-likely-than-not the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position. The tax benefits recognized in the financial statements attributable to such position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate resolution of the position.

As of January 1, 2007, the Company is subject to the provisions of FIN 48, and has analyzed its filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns. As of December 31, 2006, and March 31, 2007, the Company has identified the following jurisdictions as “major” tax jurisdictions, as defined, in which it is required to file income tax returns: United States; Hong Kong and China. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements. Based on a review of tax positions for all open years, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48 during the three months ended March 31, 2007, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within twelve months.

Telestone Technologies Corporation
Notes to Condensed Consolidated Financial Statements

9. TAXATION (CONTINUED)

Upon adoption of FIN 48 on January 1, 2007, and as of March 31, 2007, the Company had no unrecognized tax benefits or accruals for the potential payment or interest and penalties. The Company’s policy is to record interest and penalties in this connection as a component of the provision for income tax expense. For the three months ended March 31, 2007, no interest or penalties were recorded.

10. SEGMENT INFORMATION

During the period ended March 31, 2007, all revenues of the Company are from its installation and trading of wireless telecommunication. Accordingly no financial information by business segment is presented.

The Company operates in the PRC and over 90% of its revenue and operating profit are from the PRC. Accordingly no geographical analysis is presented.

11.	COMMON STOCK

As of March 31, 2007, the authorized capital of the Company is 110,000,000 shares within which 100,000,000 being shares of common stock with a par value of $0.001, and 10,000,000 being shares of preferred stock with a par value of $0.001.

The Company had 9,604,550 and 8,935,106, shares of common stock outstanding as of March 31, 2007 and December 31, 2006 respectively and 192,403 and 15,000 warrants outstanding as of March 31, 2007 and December 31, 2006 respectively.

Telestone Technologies Corporation
Notes to Condensed Consolidated Financial Statements

12. RELATED PARTY TRANSACTION

Summary of related party transactions

	(Unaudited) As of March 31, 2007	As of December 31, 2006
	US$’000	US$’000
Due from related parties
Other employees (Note (a))	370	161
Ex-stockholders of SMI (Note (b))	1,248	1,248

	1,618	1,409

Due to related parties
Directors (Note (a))	714	714
Ex-stockholders of Beijing Telestone (Note (b))	1,287	1,287

	2,001	2,001

Guarantor of short term loan
A director	1,279	1,279

Notes:

(a)   The amounts due from/to directors and employees represent unsecured advances made to those parties from time to time. These amounts are interest free and repayable on demand.

(b)   The amounts due to ex-stockholders of Beijing Telestone of US$1,287,000 represent the consideration arising from the consummation of the business combination. The ex-stockholders of SMI had represented that they had fully settled the amount with the ex-stockholders of Beijing Telestone and also undertaken to fully indemnify SMI against any claims from the ex-stockholders of Beijing Telestone (the "Undertaking"). However, an ex-stockholder of Beijing Telestone has initiated lawsuit against SMI alleging that the consideration amount has not been settled. The court hearing commenced on May 10, 2006 and finalized on December 19, 2006. Verdict has been issued by the Second Intermediate People’s Court of Beijing and announced that SMI and Beijing Telestone are not required to compensate for the ex-stockholder of SMI.

The directors are of the view that the ex-stockholder of Beijing Telestone still has right to appeal and file another lawsuit against SMI and Beijing Telestone although no court summon has been received by the Company as of the date of this report.

Telestone Technologies Corporation
Notes to Condensed Consolidated Financial Statements

13. COMMITMENTS AND CONTINGENCIES

The Company recognizes its revenue upon the completion of contract and has made full tax provision in accordance with relevant national and local laws and regulations of the PRC. A contract is considered completed upon completion of all essential contract work and the installation has been accepted by the customers. It is the common practice in the PRC that invoices are not issued to customers until payments are received. The Company follows the practice of reporting its revenue for PRC tax purposes when invoices are issued. All unbilled revenue will become taxable when invoices are issued. For PRC tax reporting purpose, Beijing Telestone recognized revenue on an “invoice basis” instead of when goods are delivered and service are rendered. This is not in strict compliance with the relevant laws and regulations. Accordingly, despite the fact that Beijing Telestone has made full tax provision in the financial statements, Beijing Telestone may be subject to a penalty for the deferred reporting of tax obligations. The exact amount of penalty cannot be estimated with any reasonable degree of certainty. The board of directors considers it is not more-likely-than-not that the tax penalty will be imposed.

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

No options have been granted to any parties during the period ended March 31, 2007 and as of the date of these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Unless we indicate otherwise, references below to “we”, “us “, “our” and “Telestone” mean Telestone Technologies Corporation and its subsidiaries.

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

Our wireless coverage solutions business is comprised of research, development and application of wireless communications technology. In addition to sales of our internally designed wireless communication equipment, including repeaters, antennas and radio frequency accessories, we also provide project design, project management, installation, maintenance and other after-sales services in accordance with our customers’ requirements. Since the establishment of Telestone in 1997, we have gradually developed business relationships with China Mobile Group (“China Mobile”), China Unicom Group (“China Unicom”), China Telecom Group (“China Telecom”) and China Netcom Group (“China Netcom”), which are currently our main customers. During 2006 and the three months ended March 31, 2007, there was a significant increase in the revenue from China Telecom and China Netcom. During that time we also improved our business relationships with our wireless system equipment vendor within China. We have been exploring the wireless system equipment industry over the past year and have continued to expand its business into overseas markets, such as Vietnam, the United States, India and the Indonesia regions.

In 2006, the Company completed the research and development of the 3G application equipments, such as WCDMA, CDMA2000 and TD-SCDMA, three expected licenses within the 3G network. Before 3G licensed Chinese domestic carriers will face the problems of multi-carriers and multi-mobile telecommunication system, our research and development center has developed a new third generation indoor coverage solution, which uses the fiber technology in the radio frequency signal distribution to transmit high speed data signals.

On January 30, 2007 the Company’s common shares began to be traded on NASDAQ Global Market. The Company believes that listing on the NASDAQ Global Market will further enhance the Company’s access to the broader capital markets.

BUSINESS REVIEW

The following is a chart of our operations for the three months ended March 31, 2007:

	2007		2006		Comparisons
Item	$’000	% of Revenue	$’000	% of Revenue	$’000%
Revenue	4,795		3,775		1,020	27.02%
Cost of equipment and services	2,401	50.07%	1,808	47.89%	593	32.80%
Gross profit	2,394	49.93%	1,967	52.11%	427	21.71%
Sales and marketing expenses	920	19.19%	654	17.32%	266	40.67%
General and administrative	620	12.93%	304	8.05%	316	103.95%
Research and development	172	3.59%	113	2.99%	59	52.21%
Depreciation and Amortization	59	1.23%	56	1.48%	3	5.36%
Interest expenses	24	0.50%	-	0.00%	24	0.00%
Other income	-	0.00%	5	0.13%	-5	-100.00%
Income before tax	599	12.49%	845	22.38%	-246	-29.11%
Income tax	(151)	3.15%	(128)	3.39%	-23	17.97%
Net income	448	9.34%	717	18.99%	-269	-37.52%

Our revenues during the three month period ended March 31, 2007 were derived from system integration service to domestic telecom carriers, direct product sales to system integration providers and direct product sales to overseas markets. Our major customers include China Mobile, China Unicom, China Telecom and China Netcom. The majority of our revenues for the period were generated from mobile operators, while revenues from system integration providers were comparatively small.

Our revenues for this reporting period increased as compared to the same period in 2006. Our net revenues for the three month period ended March 31, 2007 were $4,795,000, up from $3,775,000 for the corresponding period of the previous year. We believe that, with the expected launch of the 3G network, Chinese carriers’ total capital investment in year 2007 will continue to increase over that of 2006.

For the reporting period, the Company provided new products and innovative solutions and also developed new leads into other mobile telecommunication markets. We continued to deepen our penetration in the domestic markets where we already had a strong presence and are continuing to develop overseas markets in south-east Asia, specifically Vietnam, Indonesia and India. We have established business relationships with the local telecommunication carriers in these regions, and expect that these new products, solutions and markets will enhance our business prospects.

Along with our strong research and development capabilities in developing new products, we have also implemented a series of effective cost control measures, including implementing price controls, optimizing our supply chain, and decreasing the use of raw materials, which we expect will slow the pressure of rising costs and improve our gross margin.

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe critical accounting policies as disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2006 reflect the more significant judgments and estimates used in preparation of our financial statements. We believe there have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2007 compared to those discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

RESULTS OF OPERATION

Revenues

For the three months ended March 31, 2007, our revenues were $ 4,795,000, representing an increase of 27.02% as compared to the same period in 2006. The increase in our revenues was primarily due to carriers increasing their capital expenditures and taking advantage of market opportunities to expand our businesses.

We believe that our revenues in year 2007 will continue to improve and eventually eclipse fiscal 2006’s revenue totals with the continued development and application of our new products, solutions and the contribution of our newly developing markets, especially as the expected 3G network is launched.

Our revenues were primarily derived from products sales and service income.

Breakdown by Nature

Three months ended March 31, 2007

	2007		2006		Growth
	$’000	% of Revenue	$’000	% of Revenue	$’000%
Product Sales	2,759	57.54%	3,255	86.23%	-496	-15.24%
Service Sales	1,844	38.46%	520	13.77%	1,324	254.62%
Others	192	4.00%			192
Total	4,795		3,775		1,020	27.02%

For the three months ended March 31, 2007, our revenues generated from product sales were $2,759,000, representing a decrease of 15.24% as compared to the corresponding period of 2006. For the three months ended March 31, 2007, our revenues generated from service income were $1,844,000, representing an increase of 254.62% as compared to the same period in 2006. The increase in service sales was resulting from revenue increase in network-optimize and project maintenances in the first quarter of the year 2007.

For the three months ended March 31, 2007, revenues generated from product sales accounted for 57.24% of total revenues, compared to 86.23% for the corresponding period of 2006. For the three months ended March 31, 2007, revenues generated from service sales accounted for 38.46% of total revenues, compared to 13.77% for the same period of 2006.

Breakdown by Customers

Three months ended March 31, 2007

	2007		2006		Growth
	$’000	% of Revenue	$’000	% of Revenue	$’000%
China Mobile	1,841	38.39%	1,132	29.99%	709	62.63%
China Unicom	1,557	32.47%	1,668	44.19%	-111	-6.65%
China Netcom	519	10.82%	433	11.47%	86	19.86%
China Telecom	671	13.99%	540	14.30%	131	24.26%
Others	207	4.32%	2	0.05%	205	10,250.00%
Total	4,795		3,775		1,020	27.02%

For the three months ended March 31, 2007, our revenues generated from China Mobile and China Telecom were $1,841,000 and $671,000 respectively, representing an increase of 62.63% and 24.26%, respectively, as compared to the same period in 2006. The increase in our revenues from China Mobile and China Telecom was primarily due our increased business with Guizhou Mobile, Guang Xi Mobile, Xiamen Telecom and Xinjiang Telecom. For the three months ended March 31, 2007, our revenues generated from China Netcom were $519,000, representing an increase of 19.86% compared to $433,000 as the same period of last year.

For the three months ended March 31, 2007, our revenues generated from China Unicom were $1,557,000, representing a decrease of 6.65% as compared to the same period in 2006.

For the three months ended March 31, 2006, the total of sales to other customers was $207,000, as compared to $2,000 generated same period in 2006, representing an increase of 10,250.00% for the corresponding period of the previous year. This increase in sales to other customers is a primarily due to the expansion of our overseas businesses and the positive results progress in Vietnam and the United States.

Revenue from carriers was the Company’s major source of revenue during the reporting period, the majority of such revenue was generated from China Mobile and China Unicom. The change in the composition of the Company’s revenues as compared to the corresponding period in 2006 was due to the mixed effect of: (i) the increase in revenues received from China Mobile and China Telecom, and (2) the decrease in capital expenditures by China Unicom.

Breakdown by Solutions

Three months ended March 31, 2007

	2007		2006		Growth
	$’000	% of Revenue	$’000	% of Revenue	$’000%
Indoors	2,963	61.79%	2,991	79.23%	-28	-0.94%
Outdoors	537	11.20%	436	11.55%	101	23.17%
Others	1,295	27.01%	348	9.22%	947	272.13%
Total	4,795		3,775		1,020	27.02%

For the three months ended March 31, 2007, revenues generated from indoor wireless coverage solutions were $2,963,000, representing a decrease of 0.94% as compared to the corresponding period of 2006. For the three months ended March 31, 2007, our revenues generated from outdoor wireless coverage solutions were $537,000, representing an increase of 23.17% as compared to the same period in 2006. Our indoor coverage revenues and outdoor coverage revenues accounted for 61.79% and 11.20% of our total revenues for the three months ended March 31, 2007, respectively, compared to 79.23% and 11.55% for the same period in 2006.

The significant increase in outdoor coverage revenues is due to our increased sales and business transactions with Shanghai Mobile and Xinjiang Unicom, and the increase in “other” sales was due to the Company’s expansion of direct products sales.

Breakdown by regions

Three months ended March 31, 2007

	2007		2006		Growth
	$’000	% of Revenue	$’000	% of Revenue	$’000%
North	2,870	59.85%	2,233	59.15%	637	28.53%
South	843	17.58%	671	17.77%	172	25.63%
East	876	18.27%	871	23.07%	5	0.57%
Overseas	206	4.30%	-		206
Total	4,795		3,775		1,020	27.02%

For the three months ended March 31, 2007, our revenues generated from the North (covering areas like Beijing, Tianjin, Xinjiang, etc.) were $2,870,000, representing an increase of 28.53% compared to the corresponding period of 2006. For the three months ended March 31, 2007, our revenues generated from the South (covering areas like Guangdong, Fujian, Hubei, etc.) were $843,000, representing an increase of 25.63% compared to the corresponding period of 2006. For the three months ended March 31, 2007, our revenues generated from the East (covering areas like Shanghai, etc.) were $876,000, representing an increase of 0.57% compared to the corresponding period of 2006. For the three months ended March 31, 2007, our revenues generated from Overseas were $206,000, and there were no revenues generated from Overseas in the corresponding period of 2006.

For the three months ended March 31, 2007, our revenues generated from the North accounted for 59.85% of total revenues, compared to 59.15% for the corresponding period of 2006. For the three months ended March 31, 2007, our revenues generated from the South accounted for 17.58% of total revenues, compared to 17.77% for the corresponding period of 2006. For the three months ended March 31, 2007, our revenues generated from the East accounted for 18.27% of total revenues, compared with 23.07% for the corresponding period of 2006. For the three months ended March 31, 2007, our revenues generated from Overseas accounted for 4.30% of total revenues, and there were no revenues generated from Overseas in the corresponding period of 2006.

For the reporting period, revenue increases in the North and South areas were mainly due sales to businesses transactions with Beijing Unicom and Mobile, Tianjin Unicom, Xiamen Telcom and Shanghai Mobile.

Cost Analysis

Three months ended March 31, 2007

	2007		2006		Growth
	$’000	% of Costs	$’000	% of Costs	$’000%
Products Sales Cost	1,485	61.85%	1,538	85.07%	-53	-3.45%
Service Cost	804	33.49%	270	14.93%	534	197.78%
Export Sales Cost	112	4.66%			112
Total	2,401		1,808		593	32.80%

For the three months ended March 31, 2007, our total costs were $2,401,000, representing an increase of 32.80% as compared to the corresponding period of 2006. The increase in our total costs is attributable to our service sales revenues which significantly increased in the first quarter of 2007.

Our costs of revenues include product sales costs, service costs and export sales costs.

For the three months ended March 31, 2007, our product sales costs were $1,485,000, representing a decrease of 3.45% as compared to the same period in 2006. However, during the reporting period our product sales costs accounted for only 61.85% of our total cost, as compared to 85.07% for the same period in 2006. We intend to take measures to slow the pressure of rising cost associated with product sales, including reducing our purchase costs through large scale procurement, decreasing the use of raw materials through optimization of our system design, regularly improving our system integration technologies, and optimizing our supply chain to in turn receive better terms from suppliers.

For the three months ended March 31, 2007, our service costs were $804,000, representing an increase of 197.78% as compared to the same period in 2006. The increase in service costs was mainly due to the growth of network-optimization and project maintenance incurred in the first quarter of the year 2007.

Our product sales costs and our service costs accounted for 61.85% and 33.49% of the total costs, respectively, for the first quarter in 2007, compared to 85.07% and 14.93%, respectively, for the corresponding period in 2006. Our export sales costs were $112,000 and accounted for 4.66% of the total costs for the first quarter in 2007.

Gross Profit and Gross Margin

For the three months ended March 31, 2007, our gross profit was $2,394,000, representing an increase of 21.71% as compared to the same period in 2006. Our gross margin for the reporting period was 49.93% as compared to 52.11% for the same period in 2006.

Our gross margin decrease during the reporting period was mainly due to strong competition in the Company’s market, which resulted in a decrease in the sales price per product despite an increase in the cost of service. We intend to take some effective measures to control product cost and take advantage of our research and development capabilities to enhance our marketing competence.

Operating Expenses

	2007		2006		Comparisons
Item	$’000	% of revenue	$’000	% of revenue	$’000%
Sales and Marketing Expenses	920	19.19%	654	17.32%	266	40.67%
General and Administrative Expenses	620	12.93%	304	8.05%	316	103.95%
Research and Development Expenses	172	3.59%	113	2.99%	59	52.21%
Total	1,712		1,071		641	59.85%

Operating expenses mainly include sales and marketing expenses, general and administrative expenses and research and development expenses.

Sales and Marketing Expenses

Sales and marketing expenses include all related expenses and remunerations for sales personnel and travel expenses related to sales of products and development of market.

For the three months ended March 31, 2007, sales and marketing expenses were $920,000, accounting for 19.19% of the total revenues, as compared to $654,000, or 17.32% of total revenues for the corresponding period in 2006. Sales and marketing expenses had a period-to-period increase of 40.67%.

Sales and marketing expenses increased because of our efforts to expand our business range and penetrate into new markets, as well as investments related to business expansion in new markets. We expect the increase in sales and marketing expenses during the reporting period will benefit our income growth in the coming quarters.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for personnel, travel expenses, materials expenses related to ordinary administration, fees for professional services, and provisions for doubtful accounts.

For the three months ended March 31, 2007, general and administrative expenses were $620,000, accounting for 12.93% of the total revenues, as compared to $304,000, or 8.05% of the total revenues for the corresponding period in 2006. General and administrative expenses had a period-to-period increase of 103.95%.

The significant increase in general and administrative expenses was attributable to expenses related to the enhancement in management and control systems, and the increased expenses of the compliance requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Research & Development Expenses

Research and development expenses include remunerations for research and development staff, material expenses, travel expenses and facilities.

For the three months ended March 31, 2007, research and development expenses were $172,000, accounting for 3.59% of the total revenues, as compared to $113,000, or 2.99% of the total revenues for the corresponding period in 2006. Research and development expenses had a period-to-period increase of 52.21%.

We have directed some of our research and development efforts towards investing in wireless telecommunications research and development, primarily TD-SCDMA related technologies and applications. We expect these research activities will enhance our technologies, reduce the cost of existing products and create future revenue streams through the launch of new products.

Net Income

For the three months ended March 31, 2007, our net income was $448,000, representing a decrease of 37.52% as compared to the same period in 2006. The period-to-period decrease in net income was primarily due to the increased expenses in sales and marketing expenses incurred in the reporting period, which will benefit our income growth in the coming quarters.

Our income before tax was $599,000 for the three months ended March 31, 2007, as compared to $845,000 for the corresponding period last year, which represented decrease of 29.11%. The decrease in the income before tax was primarily due to the increased expenses that were incurred in order to benefit our income growth in the coming quarters.

LIQUIDITY AND SOURCE OF CAPITAL

We generally finance our operations from cash flow generated internally. As of March 31, 2007, we had current assets of $44,765,000. Current assets are comprised of inventories of $4,165,000, accounts receivable of $30,603,000, prepayments, deposits and other receivables of $2,279,000, and cash and cash equivalents of $7,718,000. Current liabilities comprised accounts payable of $4,627,000, tax payables of $5,882,000, a short-term bank loan of $1,279,000, and other payables and accruals of $3,561,000.

Our trading terms with our customers are mainly on credit. As of March 31, 2007, our accounts receivable were $30,603,000 compared to $29,277,000 as of December 31, 2006. The credit period is generally less than one year. The gradually increase in the accounts receivable is mainly due to: 1) steady growth in revenues resulting from growth in business scale, and 2) change in the settlement pattern of the mobile operators 3) one account receivable with China Unicom, whose payment has been delayed.

For the three months ended March 31, 2007, although the company experienced long accounts receivable turnover period, the collection of accounts receivable had a better performance compared to the same period of last year, and we believe the outstanding accounts receivable could be recovered because our major customers, China Unicom and China Mobile, are reputable and sizeable mobile operators in the PRC. Additionally, the Company has not experienced significant bad debts in the past. Notwithstanding this, we have paid special attention to lowering the turnover period of our accounts receivable balances and have taken the following measures:

(1)
The provincial branch managers and the headquarters district managers are in charge of the collection of the account receivables, which form an important element of their performance evaluation and work assessment.

(2)	Approximately 1% of the account receivables will be allocated to a special fund for the sales team as incentive for the collection of the account receivables.

(3)
The company will keep in touch with the management of key departments (such as the financial department and the planning department) of the carriers in headquarters as well as the provincial branches to monitor the collection of the account receivables.

(4)
Our business strategy is to encourage sales to China Mobile, China Telecom, China Netcom and certain provincial branches of China Unicom who had good payment records. We believe these measures will optimize the structure of our account receivables and minimize our financial risks in the future.

We believe the above-mentioned measures could improve our accounts receivable turnover period and provide a better internal control environment for us to cope with the fast growing telecommunication industry in the PRC that we will face in the coming years.

As of March 31, 2007, our inventories were $4,165,000, as compared to $5,048,000 as of December 31, 2006, which represented a decrease of 17%. The decrease in the inventories was mainly due to meeting the operation requirement, controlling the balance of inventories, and enhancing the management and acceleration of inventory turnover.

As of March 31, 2007, our cash and bank balances were mainly denominated in Renminbi (“RMB”) and United States dollars (“US$”) while our bank borrowings were mainly denominated in RMB. Our revenue and expenses, assets and liabilities are mainly denominated in RMB and US$. Recently, the exchange rate fluctuations in the PRC have led to an appreciation of currency. This may result in certain exchange risks.

We have experienced negative cash flows from operating activities for the periods ended March 31, 2007 and 2006, which is primarily the result of extended turnover periods related to our accounts receivable, as mentioned above. A continuation of this situation could negatively impact our liquidity and in turn our overall results of operations. In order to address this issue, apart from the implementation of the above-mentioned measures to reduce the turnover period, we are also exploring the possibility of obtaining third parties financing and considering raising additional capital through debt or equity financings.

Our gearing ratio, calculated as total debts over total assets, was 34% as of March 31, 2007 and 41% as of December 31, 2006, respectively.

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

Item 3A(T). Controls and Procedures

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

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation

While we believe that our existing disclosure controls and procedures have been effective to accomplish their objectives, we intend to continue to examine, refine and formulize our disclosure controls and procedures and to monitor ongoing developments in this area.

During the quarter ended March 31, 2007, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As a result of the rejected claim, the former shareholder initiated a new legal court proceeding in the PRC against SMI and Beijing Telestone based on the same claim. The value of this claim is nearly $1 million. A court hearing commenced on May 10, 2006. The court of first instance, the Second Intermediate People’s Court of Beijing, ruled in favor of SMI and Beijing Telestone on December 19, 2006. The Company believes that the former stockholder of Beijing Telestone still has right to appeal and/or file another lawsuit against SMI and Beijing Telestone. No court summons has been received by the Company as of May 14, 2007. See also footnote (b) of Note 12 to the Consolidated Financial Statements contained in this Quarterly Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

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

On February 23, 2007, we completed a Securities Purchase Agreement with certain institutional and other accredited investors, as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended, pursuant to which we sold in a private placement an aggregate of 669,444 shares of our common stock and warrants to purchase an aggregate of 133,889 shares of our common stock (the “Investor Warrants”). The price paid for the common stock was $9.00 per share. The Investor Warrants are exercisable for a period of four years, beginning six months after the date of issuance, at an exercise price of $11.60 per share. The exercise price for the Investor Warrants is subject to an adjustment upon certain issuances by the Company of its common stock below the price per share paid by the investors; provided, however, that the exercise price may not be adjusted below $10.10 per share. In addition, we issued our placement agent in connection with private placement a warrant (the “Agent Warrant”) to purchase 43,514 shares of our common stock. The Agent Warrant is on the same terms as the Investor Warrants.

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

TELESTONE TECHNOLOGIES CORPORATION

Date: May 15, 2007	By:	/s/ Han Daqing
Han Daqing, Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2007	By:	/s/ Liu Dongping
Liu Dongping, Chief Financial Officer
(Principal Financial Officer)