Form 10QSB
period 2007-06-30
TELESTONE TECHNOLOGIES CORP
filed 2007-08-14
CIK 817129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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
Yes ☐ No ☑

As of June 30, 2007, 9,604,550 shares of the Issuer’s $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☑

TELESTONE TECHNOLOGIES CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Telestone Technologies Corporation

Condensed Consolidated Statements of Operations

		Three months ended June 30,		Six months ended June 30,
	Note	2007	2006	2007	2006
		US$’000	US$’000	US$’000	US$’000
		(Unaudited)		(Unaudited)
Operating revenues
Net sales of equipment		4,760	3,571	7,711	6,826
Service income		2,096	1,648	3,941	2,168

		6,856	5,219	11,652	8,994
Operating expenses
Equipment and services		3,114	2,637	5,515	4,445
Sales and marketing		1,065	576	1,985	1,230
General and administrative		593	205	1,213	508
Research and development		325	167	497	280
Depreciation and amortization		64	42	123	98

Total operating expenses		5,161	3,627	9,333	6,561

Operating income		1,695	1,592	2,319	2,433
Interest expense		(26)	-	(51)	-
Other income, net		11	141	11	145

Income before income taxes		1,680	1,733	2,279	2,578
Income taxes	8	(279)	(214)	(430)	(342)

Net income		1,401	1,519	1,849	2,236

Other comprehensive income		31	-	42	-

		1,432	1,519	1,891	2,236

Earnings per share:	4

Weighted average number of shares outstanding
Basic		9,604,550	8,602,106	9,415,919	8,592,824
Dilutive effect of warrants		123,606	121,043	91,833	104,738

Diluted		9,728,156	8,723,149	9,507,752	8,697,562

Net income per share of common stock

Basic:
Net income		0.15	0.18	0.20	0.26

Diluted:
Net income		0.14	0.17	0.19	0.26

The accompanying notes are an integral part of these condensed consolidated financial statements.

Telestone Technologies Corporation

Condensed Consolidated Balance Sheets

	Note	As of June 30, 2007	As of December 31, 2006
		US$’000	US$’000
		(Unaudited)
ASSETS

Current assets
Cash and cash equivalents		4,861	3,380
Accounts receivable	6	31,872	29,777
Due from related parties	11	1,644	1,409
Inventories - Finished goods		5,854	5,048
Prepayment		101	315
Other current assets		566	373

Total current assets		44,898	40,302

Property, plant and equipment, net	7	811	821

Total assets		45,709	41,123

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Short-term bank loan		-	1,279
Accounts payable - Trade		5,263	6,314
Customer deposits for sales of equipment		211	20
Due to related parties	11	2,004	2,001
Taxes payable		5,231	2,571
Accrued expenses and other accrued liabilities		1,379	4,668

Total current liabilities		14,088	16,853

Commitments and contingencies	12
Minority interests

Stockholders’ equity
Preferred stock, US$0.001 par value, 10,000,000 shares authorized, no shares issued		-	-
Common stock and paid-in capital, US$0.001 par value:
Authorized - 100,000,000 shares as of June 30, 2007 and December 31, 2006	10	-	-
Issued and outstanding - 9,604,550 shares as of June 30, 2007 and 8,935,106 shares as of December 31, 2006		10	9
Dedicated reserves		2,619	2,619
Additional paid-in capital		13,934	8,475
Other comprehensive income		1,057	1,015
Retained earnings		14,001	12,152

Total stockholders’ equity		31,621	24,270

Total liabilities and stockholders’ equity		45,709	41,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

Telestone Technologies Corporation

Condensed Consolidated Statement of Changes in Stockholders’ Equity

	Common stock
	Number of shares	Amount	Additional paid-in capital	Dedicated reserves	Cumulative translation adjustment	Retained earnings	Total
		US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Balance at January 1, 2007	8,935,106	9	8,475	2,619	1,015	12,152	24,270
Issuance of stock (net of expenses)	669,444	1	5,459	-	-	-	5,460
Net income	-	-	-	-	-	1,849	1,849
Foreign currency translation adjustment	-	-	-	-	42	-	42

Balance at June 30, 2007 (unaudited)	9,604,550	10	13,934	2,619	1,057	14,001	31,621

The accompanying notes are an integral part of these condensed consolidated financial statements.

Telestone Technologies Corporation

Condensed Consolidated Statement of Cash Flows

	Six months ended June 30,
	2007	2006
	US$’000	US$’000
	(Unaudited)
Cash flows from operating activities
Net income	1,849	2,236
Adjustments to reconcile net income to net cash used in operating activities:
Loss (Gain) on disposal of property, plant and equipment	3	(138)
Depreciation and amortization	123	98
Provision for doubtful accounts	402	-
Exchange difference	42	-
Changes in assets and liabilities:
Accounts receivable	(2,497)	(277)
Inventories, net	(806)	(2,117)
Due from related parties	(235)	(140)
Prepayment	214	313
Other current assets	(193)	(34)
Accounts payable	(1,051)	588
Due to related parties	3	(144)
Customer deposits for sales of equipment	191	(2)
Taxes payable	2,660	(993)
Accrued expenses and other accrued liabilities	(3,289)	(690)

Net cash used in operating activities	(2,584)	(1,300)

Cash flows from investing activities
Purchase of property, plant and equipment	(146)	(27)
Proceeds from disposal of property, plant and equipment	30	232

Net cash (used in) provided by investing activities	(116)	205

Cash flows from financing activities
Proceeds from (Repayment of) short-term bank loan	(1,279)	1,239
Proceeds from issuance of shares	5,460	75

Net cash provided by financing	4,181	1,314

Net increase in cash and cash equivalents	1,481	219

Cash and cash equivalents, beginning of the period	3,380	3,605

Cash and cash equivalents, end of the period	4,861	3,824

Supplemental disclosure of cash flow information
Interest income	14	9
Interest expenses	(51)	-

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

Beijing Telestone Wireless Telecommunication Company Limited (“BTWTC”), being considered as a variable interest entity (“VIE”) owned by TTC’s directors and stockholders, was established in Beijing, the People’s Republic of China (the “PRC”) with a tenure of 20 years from 17 June 2005 to 16 June 2025. As TTC adopted FIN 46 for all periods presented, the financial statements of BTWTC are consolidated in the financial statements of Beijing Telestone.

In this report, TTC, SMI, Beijing Telestone and BTWTC are collectively referred to as the “Company”.

2. PREPARATION OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements as of June 30, 2007, have been prepared based upon Securities and Exchange Commission ("SEC") rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2007 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("USA") have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto incorporated by reference in the Company's Form-10KSB/A for the year ended December 31, 2006 filed on March 31, 2007. The results of operations for the six-month periods ended June 30, 2007 and 2006 are not necessarily indicative of the operating results to be expected for the full year.

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

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting principles

The condensed consolidated financial statements and accompanying notes are prepared in accordance with USGAAP.

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

Income tax expense is computed based on pre-tax income included in the consolidated statements of operations. Income taxes have been provided, using the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases assets and liabilities and their reported amounts. The tax consequences of those differences are classified as current or non-current based upon the classification of the related assets or liabilities in the consolidated financial statements.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

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

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

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

Translation adjustments, when material, resulting from this process are recorded in accumulated other comprehensive income within stockholders’ equity. Other comprehensive income for foreign currency translation was recorded for the period ended June 30, 2007 after the Renminbi ceased to be pegged to the United States Dollars during last year.

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

Allowance for doubtful accounts

Accounts receivable are stated at the amount billed to customers. The Company recognizes an allowance for doubtful accounts to ensure trade and other receivables are not overstated due to uncollectibility. The Company’s estimate is based on a variety of factors, including historical collection experience, existing economic conditions and a review of the current status of the receivable. Accounts receivable are presented net of an allowance for doubtful accounts of US$3,325,000 and US$2,923,000 as of June 30, 2007 and December 31, 2006 respectively.

Related parties

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

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

5. OPERATING RISK

(a) Concentration of major customers and suppliers

	(Unaudited) Six months ended June 30,
	2007	2006
	US$’000	US$’000
Major customers with revenues of more than 10% of the Company’s sales
Sales to major customers	10,633	8,321
Percentage of sales	91%	93%
Number	3	3

Major suppliers with purchases of more than 10% of the Company’s purchases
Purchases from major suppliers	1,077	2,065
Percentage of purchases	21%	39%
Number	1	2

Accounts receivable related to the Company’s major customers comprised 92% and 93% of all accounts receivables as of June 30, 2007 and December 31, 2006 respectively.

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

6. ACCOUNTS RECEIVABLE

	As of June 30, 2007	As of December 31, 2006
	US$’000	US$’000
	(Unaudited)

Completed contracts	34,634	31,568
Retentions	563	1,132

	35,197	32,700
Allowance for doubtful accounts	(3,325)	(2,923)

	31,872	29,777

Of the retentions balance as of June 30, 2007 and December 31, 2006, approximately US$532,000 and US$350,000 respectively are expected to be collected within one year.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

7. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are summarized as follows:

	Estimated useful life	(Unaudited) As of June 30, 2007	As of December 31, 2006
	(in years)	US$’000	US$’000

Leasehold improvement	5	106	100
Plant and machinery	5	424	409
Office equipment	5	672	602
Motor vehicles	5	446	438

		1,648	1,549
Accumulated depreciation		(837)	(728)

		811	821

8. TAXATION

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

All of the Company’s income is generated in the PRC by Beijing Telestone and BTWTC, which are subject to PRC income taxes at a rate of 24% and 33% respectively. Since Beijing Telestone is registered as a wholly-owned foreign investment enterprise (“WOFIE”), it is subject to tax laws applicable to WOFIE in the PRC and is fully exempt from the PRC enterprise income tax of 24% for two years commencing in fiscal year 2004, followed by a 50% reduction for the next three years.

Income tax expenses has been provided at the rate of 24% (2006: 24%) on Beijing Telestone’s and 33% (2006: 33%) on BTWTC’s estimated assessable incomes arising from PRC during the period are comprised of the following:

	(Unaudited) Six months ended June 30,
	2007	2006
	US$’000	US$’000

Current tax
Hong Kong	-	-
PRC	430	342

	430	342

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

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

As of January 1, 2007, the Company is subject to the provisions of FIN 48, and has analyzed its filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns. As of December 31, 2006, and June 30, 2007, the Company has identified the following jurisdictions as “major” tax jurisdictions, as defined, in which it is required to file income tax returns: United States; Hong Kong and PRC. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements. Based on a review of tax positions for all open years, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48 during the six months ended June 30, 2007, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within twelve months.

Upon adoption of FIN 48 on January 1, 2007, and as of June 30, 2007, the Company had no unrecognized tax benefits or accruals for the potential payment or interest and penalties. The Company’s policy is to record interest and penalties in this connection as a component of the provision for income tax expense. For the six months ended June 30, 2007, no interest or penalties were recorded.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

9. SEGMENT INFORMATION

During the period ended June 30, 2007, all revenues of the Company are from its installation and trading of wireless telecommunication. No financial information by business segment is presented.

The Company continued to deepen their penetration in the domestic markets where they have already established a strong presence and are continuing to penetrate new overseas markets in South-East Asia, specifically; Vietnam, Indonesia and India, through their established business relationships with local telecommunication carries in the region. However, the Company operates mainly in the PRC and over 90% of its revenue and operating profit are from the PRC. Accordingly no geographical analysis is presented.

10. COMMON STOCK

As of June 30, 2007, the authorized capital of TTC is 110,000,000 shares within which 100,000,000 being shares of common stock with a par value of $0.001, and 10,000,000 being shares of preferred stock with a par value of $0.001.

TTC had 9,604,550 and 8,935,106, shares of common stock outstanding as of June 30, 2007 and December 31, 2006 respectively and 192,403 and 15,000 warrants outstanding as of June 30, 2007 and December 31, 2006 respectively.

11. RELATED PARTY TRANSACTIONS

Summary of related party transactions
	As of June 30, 2007	As of December 31, 2006
	US$’000	US$’000
	(Unaudited)
Due from related parties
Other employees (Note (a))	396	161
Ex-stockholders of SMI (Note (b))	1,248	1,248

	1,644	1,409

Due to related parties
Directors (Note (a))	717	714
Ex-stockholders of Beijing Telestone (Note (b))	1,287	1,287

	2,004	2,001

Guarantor of short term loan
A director	-	1,279

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Note:

(a)	The amounts due from/to directors and employees represent unsecured advances made to those parties from time to time. These amounts are interest free and repayable on demand.

(b)
The amounts due to ex-stockholders of Beijing Telestone of US$1,287,000 represent the consideration arising from the consummation of the business combination. The ex-stockholders of SMI had represented that they had fully settled the amount with the ex-stockholders of Beijing Telestone and also undertaken to fully indemnify SMI against any claims from the ex-stockholders of Beijing Telestone. However, an ex-stockholder of Beijing Telestone has initiated a lawsuit against SMI alleging that the consideration amount has not been settled. The court hearing commenced on May 10, 2006 and finalized on December 19, 2006. Verdict has been issued by the Second Intermediate People’s Court of Beijing and it was announced that SMI and Beijing Telestone are not required to compensate the ex-stockholder of SMI.

The directors are of the view that the ex-stockholder of Beijing Telestone still has the right to appeal and file another lawsuit against SMI and Beijing Telestone although no court summons has been received by the Company as of the date of this report.

12. COMMITMENTS AND CONTINGENCIES

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

13. STOCK OPTION PLAN

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

No options have been granted to any parties during the period ended June 30, 2007 and as of the date of these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission (the “SEC”) from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

Unless we indicate otherwise, references below to “we”, “us “, “our” and “Telestone” mean Telestone Technologies Corporation and its subsidiaries.

BUSINESS DESCRIPTION

We are a wireless communications coverage solutions provider in the People’s Republic of China (the “PRC”). We principally provide mobile telecommunication coverage solutions to our customers through services networks in the PRC.

Our wireless coverage solutions business enhances mobile telecommunication coverage signals and improves the quality of reception for mobile phone users. These solutions are used in a variety of indoor and outdoor environments such as hotels, residential estates, office buildings, airports, exhibition centers, underground stations, highways, tunnels as well as in vast countryside regions.

Our wireless coverage solutions business is comprised of research, development and application of wireless communications technology. In addition to the sales of our internally designed wireless communication equipment, including repeaters, antennas and radio frequency accessories, we also provide project design, project management, installation, maintenance and other after-sales services in accordance with our customers’ requirements. Since the establishment of Telestone in 1997, we have gradually developed business relationships with China Mobile Group (“China Mobile”), China Unicom Group (“China Unicom”), China Telecom Group (“China Telecom”) and China Netcom Group (“China Netcom”), all of which are currently our main customers. Since our inception, we have improved our business relationships with wireless system equipment vendors within the PRC. We have been exploring the wireless system equipment industry over the past year and have continued to expand our business into overseas markets, such as Vietnam, India, Indonesia and the United States.

In 2006, the Company completed its research and development into various third generation (“3G”) application equipment standards such as WCDMA, CDMA2000 and TD-SCDMA, which are the three 3G standards that are expected to be licensed and operated by our customers. Previously, 3G licensed Chinese domestic carriers faced the problems of multi-carriers and multi-mobile telecommunication systems. Our research and development center has developed a new 3G indoor coverage solution, which uses the fiber technology in the radio frequency signal distribution to transmit high speed data signals.

On January 30, 2007, the Company’s common shares began trading on the NASDAQ Global Market. The Company believes that listing on the NASDAQ Global Market will help enhance the Company’s access to the broader capital markets.

BUSINESS REVIEW

The following is a chart of our operations for the three months, ended June 30, 2007æ

	2007		2006		Variance
Item	$'000	% of revenue	$'000	% of revenue	$'000%
Revenue	6,856		5,219		1,637	31.37%
Cost of equipment and services	3,114	45.42%	2,637	50.53%	477	18.09%
Gross Profit	3,742	54.58%	2,582	49.47%	1,160	44.93%
Sales and marketing expense	1,065	15.53%	576	11.04%	489	84.90%
General and administrative	593	8.65%	205	3.93%	388	189.27%
Research and development	325	4.74%	167	3.20%	158	94.61%
Depreciation and Amortization	64	0.93%	42	0.80%	22	52.38%
Interest expenses	26	0.38%	0	0.00%	26
Other Income	11	0.16%	141	2.70%	(130)	-92.20%
Income before tax	1,680	24.50%	1,733	33.21%	(53)	-3.06%
Income tax	279	4.07%	214	4.10%	65	30.37%
Net income	1,401	20.43%	1,519	29.11%	(118)	-7.77%

Our revenues during the three month period ended June 30, 2007 were derived from our system integration services to domestic telecom carriers, direct product sales to system integration providers and direct product sales to overseas markets. Our major customers include China Mobile, China Unicom, China Telecom and China Netcom. The majority of our revenues for this period were generated from mobile operators, while revenues from system integration providers were comparatively small.

Our revenues for this reporting period increased as compared to the same period in 2006. Our revenues for the three month period ended June 30, 2007 were $6,856,000, as compared to $5,219,000 from the corresponding period of the previous year.

For the reporting period, the Company provided new products and innovative solutions and also developed new leads into other mobile telecommunication markets. We continued to deepen our penetration in the domestic markets where we have already established a strong presence and are continuing to penetrate new overseas markets in South-East Asia, specifically; Vietnam, Indonesia and India, through our established business relationships with local telecommunication carriers in the region. We expect these new products, solutions and markets to enhance our business prospects in the medium to long-term.

The Company is promoting Wireless Fiber Distribution System (“WFDS”), a leading wireless indoor coverage solution, applied to all the modes of the wireless network, such as 2G and 3G, to the major wireless carriers in the PRC. The trials of WFDS on TD-SCDMA networks received an extremely positive response from Beijing and Xiamen. The Company also signed an agreement to supply WFDS to Fujian mobile’s GSM networks. The trial of WFDS in WCDMA standard was also successful in Kunming, Shanxi and Beijing. 3D is our new technology, while WFDS is a solution based on this technology.

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

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

The discussion and analysis of our financial situation and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe critical accounting policies as disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2006 reflect the more significant judgments and estimates used in preparation of our financial statements. We believe there have been no material changes to our critical accounting policies and estimates during the three months ended June 30, 2007, compared to those discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

RESULTS OF OPERATIONS

REVENUES

For the three months and six months ended June 30, 2007, net revenues were $6,856,000 and $11,652,000, representing an increase of 31.37% and 29.55%, respectively, when compared to the corresponding periods of 2006. The increase in net revenues was due to a mixed effect of: China Mobile and China Unicom increasing their capital investment in the Company and China Telecom temporarily lowering its capital expenditure in the Company in anticipation of the 3G developments.

For the second quarter 2007 reporting period, we expanded our revenue stream from the sales of indoor coverage solutions (including products and system integration services) to China Mobile and China Unicom. This revenue stream offset some of the negative effects on our revenues caused by China Telecom's drop in capital expenditure, which resulted in an increase in total revenues for the second quarter of 2007.

BREAKDOWN BY NATURE

Three months ended June 30, 2007

	2007		2006		Growth
	$'000	% of revenue	$'000	% of revenue	$'000%
product sales	4,760	69.43%	3,571	68.42%	1,189	33.30%
service sales	2,096	30.57%	1,648	31.58%	448	27.18%
total	6,856		5,219		1,637	31.37%

Six months ended June 30, 2007

	2007		2006		Growth
	$'000	% of revenue	$'000	% of revenue	$'000%
product sales	7,711	66.18%	6,826	75.90%	885	12.97%
service sales	3,941	33.82%	2,168	24.10%	1,773	81.78%
total	11,652		8,994		2,658	29.55%

For the three months and six months ended June 30, 2007, revenues generated from product sales were $4,760,000 and $7,711,000, which represented an increase of 33.30% and 12.97%, respectively, compared to the corresponding periods of 2006. For the aforementioned periods, revenues generated from system integration service sales were $2,096,000 and $3,941,000, which represented an increase of 27.18% and 81.78% respectively, compared to the same periods of 2006.

For the three months and six months ended June 30, 2007, revenues generated from product sales accounted for 69.43% and 66.18% of total revenues, respectively, compared to 68.42% and 75.90% for the corresponding periods of 2006. For the aforementioned periods, revenues generated from system integration service sales accounted for 30.57% and 33.82% of total revenues, respectively, compared to 31.58% and 24.10% for the same periods of 2006.

BREAKDOWN BY CUSTOMERS

Three months ended June 30, 2007

	2007		2006		Increase
	USD '000	% of revenue	USD '000	% of revenue	USD '000%
China Mobile Group	2,367	34.52%	1,034	19.81%	1,333	128.92%
China Unicom Group	2,898	42.27%	2,058	39.43%	840	40.82%
China Netcom Group	186	2.71%	229	4.39%	(43)	-18.78%
China Telecom Group	1,298	18.93%	1,889	36.19%	(591)	-31.29%
Others	107	1.56%	9	0.17%	98	1088.89%
Total	6,856		5,219		1,637	31.37%

Six months ended June 30, 2007

	2007		2006		Increase
	USD '000	% of revenue	USD '000	% of revenue	USD '000%
China Mobile Group	4,208	36.11%	2,166	24.08%	2,042	94.28%
China Unicom Group	4,455	38.23%	3,726	41.43%	729	19.57%
China Netcom Group	705	6.05%	662	7.36%	43	6.50%
China Telecom Group	1,970	16.91%	2,429	27.01%	(459)	-18.90%
Others	314	2.69%	11	0.12%	303	2754.55%
Total	11,652		8,994		2,658	29.55%

For the three months and six months ended June 30, 2007, revenues generated from China Mobile were $2,367,000 and $4,208,000, which represented an increase of 128.92% and 94.28%, respectively, compared to the corresponding periods of 2006. For the aforementioned periods, revenues generated from China Unicom were $2,898,000 and $4,455,000, which represented an increase of 40.82% and 19.57% respectively, compared to the same periods of 2006. The increase in revenues from China Mobile was due to our increased business with Beijing Mobile, Guizhou Mobile, and Guangxi Mobile. Due to China Unicom’s infrastructure investments, we received more business from Xinjiang Unicom, Guizhong Unicom and Hebei Unicom.in the second quarter of 2007.

For the three months and six months ended June 30, 2007, revenues generated from China Netcom were $186,000 and $705,000, which represented a decrease of 18.78% and an increase of 6.50% respectively, compared to the corresponding periods of 2006. For the aforementioned periods, revenues generated from China Telecom were 1,298,000 and 1,970,000, which represented a decrease of 31.29% and 18.90% respectively, compared to the corresponding periods of 2006.

Revenues from telecom carriers were our major revenue source for the six months ended June 30, 2007, with China Mobile and China Unicom accounting for this majority. Compared to the corresponding period in 2006, the change in the composition ratio of revenues was primarily driven by the following factors: (1) an increase in revenues received from China Mobile and China Unicom; and (2) a decrease of revenues of PHS ( Personal Handy-phone System ) coverage solutions derived from China Netcom and China Telecom.

BREAKDOWN BY SOLUTIONS

Three months ended June 30, 2007

	2007		2006		Increase
	USD '000	% of revenue	USD '000	% of revenue	USD '000%
Indoor	6,179	90.13%	4,840	92.74%	1,339	27.67%
Outdoor	499	7.28%	104	1.99%	395	379.81%
Others	178	2.60%	275	5.27%	(97)	-35.27%
Total	6,856		5,219		1,637	31.37%

Six months ended June 30, 2007

	2007		2006		Increase
	USD '000	% of revenue	USD '000	% of revenue	USD '000%
Indoor	9,140	78.44%	7,831	87.07%	1,309	16.72%
Outdoor	1,038	8.91%	540	6.00%	498	92.22%
Others	1,474	12.65%	623	6.93%	851	136.60%
Total	11,652		8,994		2,658	29.55%

For the three months and six months ended June 30, 2007, revenues generated from indoor wireless coverage solutions were $6,179,000 and $9,140,000, which represented an increase of 27.67% and 16.72%, respectively, compared to the corresponding periods of 2006. For the aforementioned periods, revenues generated from outdoor wireless coverage solutions were $499,000 and $1,038,000, which represented an increase of 379.81% and a decrease of 92.22% respectively, compared to the same periods of 2006.

For the three months and six months ended June 30, 2007, revenues generated from indoor wireless coverage solutions accounted for 90.13% and 78.44% of total revenues, respectively, compared to 92.74% and 87.07% for the corresponding periods of 2006. For the aforementioned periods, revenues generated from outdoor wireless coverage solutions accounted for 7.28% and 8.91% of total revenues, respectively, compared to 1.99% and 6.00% for the same periods of 2006.

The significant increase in outdoor coverage revenues in the second quarter of 2007 was due to increased sales to Xinjiang Unicom and Hebei Unicom .

BREAKDOWN BY REGIONS

Three months ended June 30, 2007

	2007		2006		Increase
	USD' 000	% of revenue	USD '000	% of revenue	USD '000%
North	3,641	53.11%	1,809	34.66%	1,832	101.27%
South	2,483	36.22%	2,426	46.48%	57	2.35%
East	669	9.76%	984	18.85%	(315)	-32.01%
Oversea	63	0.92%	-		63
Total	6,856		5,219		1,637	31.37%

Six months ended June 30, 2007

	2007		2006		Increase
	USD '000	% of revenue	USD '000	% of	USD '000%
North	6,511	55.88%	4,043	44.95%	2,468	61.04%
South	3,326	28.54%	3,097	34.43%	229	7.39%
East	1,546	13.27%	1,854	20.61%	(308)	-16.61%
Overseas	269	2.31%	-		269
Total	11,652		8,994		2,658	29.55%

For the three months and six months ended June 30, 2007, revenues generated from the North (covering areas such as Beijing, Tianjin, Xinjiang etc.) were $3,641,000 and $6,511,000, which represented an increase of 101.27% and 61.04%, respectively, compared to the corresponding periods of 2006. For the aforementioned periods, revenues generated from the south (covering areas such as Guangdong, Fujian, Sichuan etc.) were $2,483,000 and $3,326,000, which represented an increase of 2.35% and 7.39% respectively, compared to the same periods of 2006. For the identical periods, revenues generated from the east (covering areas such as Shanghai, Nanjing etc.) were $669,000 and $1,546,000, which represented a decrease of 32.01% and 16.61%, respectively, compared to the corresponding periods of 2006. Revenues from overseas were $63,000 and $269,000 respectively.

For the three months and six months ended June 30, 2007, revenues generated from the north accounted for 53.11% and 55.88% of total revenues, respectively, compared to 34.66% and 44.95% for the corresponding periods of 2006. For the aforementioned periods, revenues generated from the south accounted for 36.22% and 28.54% of total revenues, respectively, compared to 46.48% and 34.43% for the same periods of 2006. For the identical periods, revenues generated from the east accounted for 9.76% and 13.27% of total revenues, respectively, compared to 18.85% and 20.61% for the corresponding periods of 2006 and revenues generated from outside the mainland of the PRC accounted for 0.92% and 2.31% respectively.

For the six month 2006 reporting period, the revenue increase in the north was mainly due to an increase in sales made to Beijing Mobile and to Xinjiang Unicom’s increase in capital expenditure. The revenue decrease in the east was primarily due to a decrease in business with Shanghai Telecom resulting from its reduced capital expenditure.

COSTS OF REVENUES

Three months ended June 30, 2007

	2007		2006		Increase
	USD '000	% of revenue	USD '000	% of revenue	USD '000%
Costs of product sales	2,557	37.30%	1,861	35.66%	696	37.40%
Costs of system integration service sales	557	8.12%	776	14.87%	(219)	-28.22%
Total	3,114		2,637		477	18.09%

Six months ended June 30, 2007

	2007		2006		Increase
	USD '000	% of revenue	USD '000	% of revenue	USD '000%
Costs of product sales	4,155	35.66%	3,399	37.79%	756	22.24%
Costs of system integration service sales	1,360	11.67%	1,046	11.63%	314	30.02%
Total	5,515		4,445		1,070	24.07%

For the three months and six months ended June 30, 2007, our total costs were $3,114,000 and $5,515,000, which represented an increase of 18.09% and 24.07%, respectively, as compared to the corresponding periods of 2006.

Costs of revenues include costs of product sales, costs of system integration service sales.

For the three months and six months ended June 30, 2007, our costs of product sales were $2,557,000 and $4,155,000, which represented an increase of 37.40% and 22.24%, respectively, as compared to the same periods of 2006. The percentage increase in costs of product sales was mainly due to increased revenue growth and the cost of original materials. We are continuously working to lower our costs of product sales through a series of effective cost control measures which include; reducing purchasing costs through large scale procurement, decreasing the use of raw materials through system design optimization, regularly improving our system integration technologies, and optimizing our supply chain to in turn receive better terms from suppliers.

For the three months and six months ended June 30, 2007, our costs of service sales were $557,000 and $1,360,000, representing a decrease of 28.22% and an increase of 30.02%, respectively, as compared to the same periods of 2006. For the aforementioned periods, the decrease in costs of service sales was mainly due to a change in our service model whereby system integration services are now carried out by local technicians instead of technicians sent from our headquarters in Beijing. The new service model will reduce service costs and increase the gross margin on services provided.

GROSS PROFIT AND GROSS MARGIN

For the three months and six months ended June 30, 2007, our gross profit was $3,742,000 and $6,137,000, which represented an increase of 44.93% and 34.91%, respectively, as compared to the same periods of 2006. Our gross margin for the aforementioned periods was 54.58% and 52.66%, respectively, compared to 49.47% and 50.58% for the same periods of last year.

Our gross profit increase during the reporting period is attributable to a growth of revenue and the gross margin of service sales increasing. We will take the necessary effective measures to control product costs, and will utilize our research and development capabilities to develop high margin products.

OPERATING EXPENSES

Three months ended June 30, 2006

	2007		2006		Increase
	USD '000	% of revenue	USD '000	% of revenue	USD '000%
Sales and marketing expenses	1065	15.53%	576	11.04%	489	84.90%
General and administrative expenses	593	8.65%	205	3.93%	388	189.27%
Research and development expenses	325	4.74%	167	3.20%	158	94.61%
total	1983		948		1035	109.18%

Six months ended June 30, 2007

	2007		2006		Increase
	USD '000	% of revenue	USD '000	% of revenue	USD '000%
Sales and marketing expenses	1985	17.04%	1230	13.68%	755	61.38%
General and administrative expenses	1213	10.41%	508	5.65%	705	138.78%
Research and development expenses	497	4.27%	280	3.11%	217	77.50%
total	3695		2018		1677	83.10%

Operating expenses mainly include sales and marketing expenses, general and administrative expenses and research and development expenses.

SALES AND MARKETING EXPENSES

Sales and marketing expenses include all related expenses and remunerations for sales personnel and travel expenses related to sales of products and market development.

For the three months and six months ended June 30, 2007, sales and marketing expenses were $1,065,000 and $1,985,000, accounting for 15.53% and 17.04% of total revenues, as compared to $576,000 and $1,230,000, or 11.04% and 13.68% of total revenues, respectively, for the corresponding periods of 2006.

The sales and marketing expenses increase in the second quarter of 2007 was due to our efforts to promote WFDS, expand our product sales range, penetrate into new markets, open new branches and representative offices, as well as introduce investments related to business expansion in new markets.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist primarily of compensation for personnel, travel expenses, material expenses related to ordinary administration, fees for professional services, and allowance for doubtful accounts.

For the three months and six months ended June 30, 2007, general and administrative expenses were $593,000 and $1,213,000, accounting for 8.65% and 10.41% of total revenues, as compared to $205,000 and $508,000, or 3.93% and 5.65% of total revenues, respectively, for the corresponding periods of 2006. General and administrative expenses for the aforementioned periods increased 189.27% and 138.78%, respectively, as compared to the same periods of last year.

The major reasons for the increase in general and administrative expenses were due to expenses related to the enhancement in management and control systems, the growth of staff levels and the increase in expenses incurred as a result of compliance requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses include remunerations for research and development staff, material expenses, travel expenses and facilities.

For the three months and six months ended June 30, 2007, research and development expenses were $325,000 and $497,000, accounting for 4.74% and 4.27% of total revenues, as compared to $167,000 and $280,000, or 3.20% and 3.11% of total revenues, respectively, for the corresponding periods of 2006. Research and development expenses for the aforementioned periods increased by 94.61% and 77.50%, respectively, as compared to the same periods of last year.

We have directed some of our research and development efforts towards investing in wireless telecommunications research and development, primarily TD-SCDMA related technologies and applications. We expect these research activities will enhance our technologies, reduce the cost of existing products and create future revenue streams through the launch of new products.

Net Income

For the three and six months ended June 30, 2007, our net income was $1,401,000 and $1,849,000, respectively, which represented a decrease of 7.77% and 17.31%, as compared to the same period in 2006. The decrease in the net income was primarily due to an increase in expenses such as sales and marketing costs, general and administrative costs and research and development that were incurred in order to benefit our income growth over the coming quarters.

LIQUIDITY AND SOURCE OF CAPITAL

We generally finance our operations from cash flow generated internally and through bank loans. As of June 30, 2007, we had current assets of $44,898,000. Current assets are comprised of inventories of $5,854,000, accounts receivable of $31,872,000, prepayments, deposits and other receivables of $2,311,000, and cash and cash equivalents of $4,861,000. Current liabilities are comprised of accounts payable of $5,263,000, tax payables of $5,231,000, other payables and accruals of $3,594,000.

Our trading terms with our customers are mainly on credit. As of June 30, 2007, our accounts receivable were $31,872,000, compared to $29,777,000 as of December 31, 2006. The credit period is generally less than one year. The gradual increase in the accounts receivables is mainly due to: 1) steady growth in revenues; 2) a change in the settlement pattern of the mobile operators, and 3) one account receivable with China Unicom, whose payment has been delayed.

For the three months ended June 30, 2007, although the Company experienced long accounts receivable turnover periods, our ability to settle these accounts receivables improved when compared to the same period of last year. We believe that the outstanding accounts receivables can be recovered because our major customers, China Unicom and China Mobile, are large reputable operators in the PRC, and long-term clients with whom we have not experienced significant bad debts in the past. Following the principle of prudence, we believe that we have fully provisioned for doubtful accounts. Notwithstanding this, we have paid special attention to lowering the turnover period of our accounts receivable balances and have taken the following measures:

(1)
The provincial branch managers and the headquarters district managers are in charge of the collection of the account receivables, which form an important element of their performance evaluation and work assessment.

(2)	Approximately 1% of the account receivables will be allocated to a special fund for the sales team as an incentive for collecting account receivables.

(3)
The company will keep in touch with the management of key departments (such as the financial department and the planning department) of the carriers in headquarters as well as the provincial branches to monitor the collection of the account receivables.

(4)
Our business strategy is to encourage sales to China Mobile, China Telecom, China Netcom and certain provincial branches of China Unicom who have consistently demonstrated good payment track-records to us.

We believe that these measures will optimize the structure of our accounts receivables, minimize our financial risks in the future as well as help improve our accounts receivable turnover period and provide a better internal control environment for us to cope with the fast growing telecommunication industry in the PRC

As of June 30, 2007, our inventories were $5,854,000, as compared to $5,048,000 as of December 31, 2006, which represented an increase of 15.96%. This increase in the inventory levels was a result of the following factors: (1) inventory reservations based in anticipated of growth in the third quarter; and (2) our ability to acquire a lower purchasing pricing through large scale procurement.

As of June 30, 2007, our cash and bank balances were mainly denominated in Renminbi ("RMB") and United States dollars ("US$"), while our bank borrowings were mainly denominated in RMB. Our revenue and expenses, assets and liabilities are mainly denominated in RMB and US$. Recently, the exchange rate fluctuations in the PRC have led to an appreciation of currency. This may be a result of certain exchange risks.

We have experienced negative cash flows from operating activities for the periods ended June 30, 2007 and 2006, which is primarily the result of extended turnover periods related to our accounts receivable, as mentioned above. A continuation of this situation could negatively impact our liquidity and in turn, our overall results of operations. In order to address this issue, apart from the implementation of the above-mentioned measures to reduce the turnover period, we are also exploring the possibility of obtaining third party financing and are also considering raising additional capital through debt or equity financing.

Our gearing ratio, calculated as total debts over total assets, was 30.82% as of June 30, 2007 and 40.98% as of December 31, 2006, respectively.

Business Strategy Update

In order to maintain our leading position in the PRC’s wireless coverage solutions sector, and expand and diversify our revenue streams, Telestone will adopt a three pronged strategy to ensure value for its shareholders:

1. The Company will continue to invest in research and development for our key technologies and our products to enhance its leading position in wireless coverage technology and take full advantage of the PRC’s investment in the 3G networks. The Company has dedicated research and development to wireless coverage solutions and in the next three years the main business will continue to be wireless coverage solutions for mobile telecommunications.

2. In the domestic market, Telestone will maintain strong relationships with Chinese mobile carriers and make selective acquisitions in major provincial markets where the Company does not have the leading market share. Our potential targets are companies that occupy a leading market position and have strong business networks in their provincial markets. The Company is confident that it will deepen its penetration of provincial markets and raise its overall market share through selective acquisitions and the promotion of new solutions.

3. Telestone will also focus on building up its presence in markets outside the PRC. Telestone has opened offices in Vietnam and the United States, and has sold products in Vietnam, Indonesia, Thailand, Philippines and the United States. The Company will continue to strengthen its presence in these exciting new markets by leveraging its expertise and leading wireless coverage products and solutions. Our strategies in the United States and the developing countries are slightly different. In the United States, we seek cooperation with peers that have strong research and development ability, and then develop technology and products that fit in the market of the PRC. However, we will also find partners within the integration business and then sell our products, as Telestone’s products have a significant cost advantage. In the developing countries, we only seek cooperation with a local integration partner to deliver our leading wireless coverage solution technology, whom we then work with to set up our local products distribution channels.

Recent Developments

Telestone announced the acquisition of Shandong Guolian in July. Shandong Guolian is a leading provider of wireless coverage services for carriers in the Shandong Province of the PRC. The principal business activities of Guolian and its subsidiary are design, development, production and installation and trading of wireless telecommunication coverage system equipment.

In July 2007, Mr. Yu Yongjing assumed the role of Chief Operating Officer (“COO”). Mr. Yu was the General Manager of Shandong Guolian, which is now part of Telestone. Mr. Yu brings with him over 13 years of experience in selling and marketing wireless coverage products in the PRC. Prior to joining Shandong Guolian, Mr. Yu managed the Engineering Department of Japan Daimei Telecommunication Corporation for around 10 years. Due to our former COO, Mr. Zhang Yongjun's experience in technology and products, he is currently leading the Company’s efforts to further develop overseas business expansion.

The Company has launched new solutions based on WFDS products, including, a commercialized result of our 3D technology offering, which has received an extremely positive response from China Mobile. China Mobile is scheduled to conduct further trials of WFDS on the TD-SCDMA network during the third quarter of 2007.

Business Outlook

We believe that our revenues in 2007 will continue to improve and should exceed our total revenues for the fiscal year of 2006 by at least 30%. This expectation is based on anticipated sales of new products and solutions in both the PRC and new geographical markets.

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

EMPLOYMENT AND REMUNERATIONS

We offer competitive remuneration schemes to our employees based on common industry practices as well as the employees and the Company’s overall performance.

ITEM 3A(T). CONTROLS AND PROCEDURES

Prior to the conclusion of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13(a)-14(c). Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

While we believe that our existing disclosure controls and procedures have been effective in accomplishing their objectives, we intend to continue to examine, refine and formulize our disclosure controls and procedures and to monitor ongoing developments in this area.

During the quarter ended June 30, 2007, there were no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

On December 24, 2004, a former stockholder of Beijing Telestone initiated arbitration proceedings in the PRC against Success Million International Limited (“SMI”) alleging the failure of SMI to settle the payment of the consideration owed to said stockholder as a result of the transaction pursuant to which SMI acquired all of the outstanding share capital of Beijing Telestone. The value of the above claim is approximately $1.2 million. The claim was rejected based on lack of jurisdiction.

As a result of the rejected claim, the former shareholder initiated a new legal court proceeding in the PRC against SMI and Beijing Telestone based on the same claim. The value of this claim is nearly $1 million. The court hearing commenced on May 10, 2006. The court of first instance, the Second Intermediate People’s Court of Beijing, ruled in favor of SMI and Beijing Telestone on December 19, 2006. The Company believes that the former stockholder of Beijing Telestone still has the right to appeal and/or file another lawsuit against SMI and Beijing Telestone. No court summons have been received by the Company as of August 6, 2007. See also footnote (b) of Note 11 to the Consolidated Financial Statements contained in this Quarterly Report.

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

On February 23, 2007, we completed a Securities Purchase Agreement with certain institutional and other accredited investors, as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended, pursuant to which we sold in a private placement, an aggregate of 669,444 shares of our common stock and warrants to purchase an aggregate of 133,889 shares of our common stock (the “Investor Warrants”). The price paid for the common stock was $9.00 per share. The Investor Warrants are exercisable for a period of four years, beginning six months after the date of issuance, at an exercise price of $11.60 per share. The exercise price for the Investor Warrants is subject to an adjustment upon certain issuances by the Company of its common stock below the price per share paid by the investors; provided, however, that the exercise price may not be adjusted below $10.10 per share. In addition, we issued our placement agent, in connection with the private placement, a warrant (the “Agent Warrant”) to purchase 43,514 shares of our common stock. The Agent Warrant is on the same terms as the Investor Warrants.

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

TELESTONE TECHNOLOGIES CORPORATION

Date: August 14, 2007	By:	/s/ Han Daqing
Han Daqing, Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2007	By:	/s/ Liu Dongping
Liu Dongping, Chief Financial Officer (Principal Financial Officer)