Form 10QSB
period 2007-09-30
TELESTONE TECHNOLOGIES CORP
filed 2007-11-14
CIK 817129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

As of September 30, 2007, 9,604,550 shares of the Issuer’s $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format: Yes ☐    No ☒

TELESTONE TECHNOLOGIES CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Telestone Technologies Corporation

Condensed Consolidated Statements of Operations and Other Comprehensive Income

(Dollars in thousands except share data and per share amounts)

		(Unaudited)		(Unaudited)
		Three months ended September 30,		Nine months ended September 30,
		2007	2006	2007	2006
	Note	US$’000	US$’000	US$’000	US$’000
Operating revenues
Net sales of equipment		7,344	4,026	15,055	10,851
Service income		1,956	1,208	5,898	3,377

		9,300	5,234	20,953	14,228
Operating expenses
Equipment and services		4,655	3,115	10,170	7,560
Sales and marketing		1,462	780	3,447	2,010
General and administrative		713	256	1,893	764
Research and development		165	111	662	391
Depreciation and amortization		61	60	217	158

Total operating expenses		7,056	4,322	16,389	10,883

Operating income		2,244	912	4,564	3,345
Interest expense		(12)	(30)	(64)	(30)
Other income, net		5	21	17	167

Income before income taxes		2,237	903	4,517	3,482
Income taxes	11	(369)	(164)	(800)	(506)

Net income		1,868	739	3,717	2,976

Other comprehensive income
Foreign currency translation adjustment		34	-	63	-

Comprehensive income		1,902	739	3,780	2,976

Earnings per share:	4

Weighted average number of shares outstanding
Basic		9,604,550	8,608,128	9,479,489	8,597,981
Dilutive effect of warrants		108,506	85,495	102,735	106,993

Diluted		9,713,056	8,693,623	9,582,224	8,704,974

Net income per share of common stock

Basic:
Net income (US$)		0.19	0.09	0.39	0.35

Diluted:
Net income (US$)		0.19	0.09	0.39	0.34

The accompanying notes are an integral part of these condensed consolidated financial statements.

Telestone Technologies Corporation

Condensed Consolidated Balance Sheets

 (Dollars in thousands except share data and per share amounts)

		(Unaudited) As of September 30, 2007	As of December 31, 2006
	Note	US$’000	US$’000
ASSETS
Current assets
Cash and cash equivalents		4,416	3,380
Accounts receivable	6	41,095	29,777
Due from related parties	14	2,268	1,409
Inventories, net	10	6,134	5,048
Prepayment		1,642	315
Other current assets		758	373

Total current assets		56,313	40,302

Goodwill	8	3,119	-
Property, plant and equipment, net	7	1,145	821

Total assets		60,577	41,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loan		2,193	1,279
Accounts payable – Trade		6,969	6,314
Customer deposits for sales of equipment		663	20
Due to related parties	14	2,055	2,001
Taxes payable		6,266	2,571
Accrued expenses and other accrued liabilities		3,803	4,668

Total current liabilities		21,949	16,853

Long-term loan from related parties	15	62	-

		22,011	16,853
Commitments and contingencies	16

Stockholders’ equity
Preferred stock, US$0.001 par value, 10,000,000 shares authorized, no shares issued		-	-
Common stock and paid-in capital, US$0.001 par value: Authorized – 100,000,000 shares as of September 30, 2007 and December 31, 2006	13	-	-
Issued and outstanding – 9,604,550 shares as of September 30, 2007 and 8,935,106 shares as of December 31, 2006		10	9
Reserved and to be issued – 800,000 shares as of September 30, 2007	8	1	-
Dedicated reserves		2,619	2,619
Additional paid-in capital		18,989	8,475
Other comprehensive income		1,078	1,015
Retained earnings		15,869	12,152

Total stockholders’ equity		38,566	24,270

Total liabilities and stockholders’ equity		60,577	41,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

Telestone Technologies Corporation

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Dollars in thousands except share data and per share amounts)

	Common stock
	Issued		Reserved and to be issued
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Dedicated reserves	Cumulative translation adjustment	Retained earnings	Total
		US$’000		US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Balance at January 1, 2007	8,935,106	9	-	-	8,475	2,619	1,015	12,152	24,270
Issuance of stock (net of expenses)	669,444	1	-	-	5,453	-	-	-	5,454
Net income	-	-	-	-	-	-	-	3,717	3,717
Proceeds on issuance of common stock where shares have not been issued	-	-	800,000	1	5,061	-	-	-	5,062
Foreign currency translation adjustment	-	-	-	-	-	-	63	-	63

Balance at September 30, 2007 (unaudited)	9,604,550	10	800,000	1	18,989	2,619	1,078	15,869	38,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

Telestone Technologies Corporation

Condensed Consolidated Statement of Cash Flow

(Dollars in thousands except share data and per share amounts)

	Note	(Unaudited)
		Nine months ended September 30,
		2007	2006
		US$’000	US$’000
Cash flows from operating activities
Net income		3,717	2,976
Adjustments to reconcile net income to net cash used in operating activities:
Loss (gain) on disposal of property, plant and equipment		5	(139)
Depreciation and amortization		217	158
Provision for doubtful accounts		3,629	-
Exchange difference		63
Changes in assets and liabilities:
Accounts receivable		(10,431)	(2,362)
Inventories, net		(81)	(2,148)
Due from related parties		(419)	(276)
Prepayment		(439)	127
Other current assets		21	(50)
Accounts payable		(1,571)	1,476
Due to related parties		(12)	(142)
Customer deposits for sales of equipment		207	(1)
Taxes payable		1,845	(1,197)
Accrued expenses and other accrued liabilities		(1,481)	(682)

Net cash used in operating activities		(4,640)	(2,260)

Cash flows from investing activities
Purchase of property, plant and equipment		(246)	(79)
Proceeds from disposal of property, plant and equipment		31	233
Acquisition of a subsidiary, net of cash disbursed	9	(186)	-

Net cash (used in) provided by investing activities		(401)	154

Cash flows from financing activities
Proceeds from short-term bank loan		631	1,239
Proceeds from issuance of shares		5,454	1,043
Repayment of long term loan		(8)	-

Net cash provided by financing		6,361	2,282

Net increase in cash and cash equivalents		1,036	176

Cash and cash equivalents, beginning of the period		3,380	3,605

Cash and cash equivalents, end of the period		4,416	3,781

Supplemental disclosure of cash flow information
Interest income		21	-
Interest expenses		64	-

Non-cash investing activity
Acquisition of a subsidiary	8	5,062	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands except share data and per share amounts)

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

Telestone Technologies Corporation (“TTC”), formerly known as Milestone Capital, Inc. was organized under the laws of the State of Colorado in February 1987 under the name Shield Enterprises, Inc. In August 2004, the Company reincorporated in the State of Delaware under the name Telestone Technologies Corporation.

Success Million International Limited (“SMI”), a company established in the Hong Kong Special Administrative Region of the People’s Republic of China (the “PRC”) on August 23, 2004, is a wholly owned subsidiary of TTC and had no business operations since incorporation. Beijing Telestone Technology Company Limited (“Beijing Telestone”), a wholly-owned subsidiary of SMI, established in Beijing, PRC with an operating period for an initial term of 20 years until April 12, 2024, is engaged in the business of design, development, installation and trading of wireless telecommunication coverage system equipment.

Beijing Telestone Wireless Telecommunication Company Limited (“BTWTC”), being considered as a variable interest entity (“VIE”) owned by TTC’s directors and stockholders, was established in Beijing, the PRC with a tenure of 20 years from June 17, 2005 to June 16, 2025. As TTC adopted FIN 46 for all periods presented, the financial statements of BTWTC are consolidated in the financial statements of Beijing Telestone.

On July 5, 2007, BTWTC, Shandong Guolian Telecommunication Technology Limited (“Guolian”)(note) and owners of Guolian entered into a Share Transfer Agreement (the “Agreement”). Under the Agreement, 100% equity ownership interests in Guolian and its wholly owned subsidiary, Pan-pacific Telecommunication Company Limited (“Pan-pacific”)(note), were transferred by the owners of Guolian to BTWTC. Guolian and Pan-pacific were established in Jinan, Shandong Province of the PRC on February 9, 1999 and October 22, 1999 respectively. The principal business activities of Guolian and Pan-pacific are design, development, production and installation and trading of wireless telecommunication coverage system equipment.

In this report, TTC, SMI, Beijing Telestone, BTWTC, Guolian and Pan-pacific are collectively referred to as the “Company”.

Note :	These are direct translation of name in Chinese for identification purpose only and are not the official name in English.

2. PREPARATION OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements as of September 30, 2007, have been prepared based upon Securities and Exchange Commission ("SEC") rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2007 and for all periods presented.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands except share data and per share amounts)

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("USA") have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto incorporated by reference in the Company's Form-10KSB/A for the year ended December 31, 2006, filed on March 31, 2007. The results of operations for the nine-month periods ended September 30, 2007 and 2006 are not necessarily indicative of the operating results to be expected for the full year.

The condensed consolidated financial statements and accompanying notes are presented in United States dollars and prepared in conformity with accounting principles generally accepted in the USA ("USGAAP"), which requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting principles
The condensed consolidated financial statements and accompanying notes are prepared in accordance with USGAAP.

Basis of consolidation
The consolidated financial statements include the accounts of TTC, its subsidiaries and a VIE. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

The Company provides installation services for certain sales of equipment under fixed-price contracts. In connection with these contracts, the Company follows the guidance contained in AICPA Statement of Position ("SOP") 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts".

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

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands except share data and per share amounts)

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

Goodwill
Goodwill on acquisition of businesses, being the excess of the cost of the acquisition over the Company’s share of the fair value of the identifiable assets, liabilities and contingent liabilities, is recognized as a separate asset. Goodwill is carried at cost less accumulated impairment losses, which is tested for impairment annually or more frequently if events or changes in circumstances indicate that the carrying value may be impaired. Goodwill is allocated to cash-generating units for the purpose of impairment tests and determination of gain or loss on disposal. An impairment loss on goodwill is not reversed.

Property, plant and equipment
Property, plant and equipment are stated at original cost, less accumulated depreciation and amortization.

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

Accounting for the impairment of long-lived assets
The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is made by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands except share data and per share amounts)

Operating leases
Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Rental receivables and payables under operating leases are recognized as income and expenses, respectively, on the straight-line basis over the lease term.

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

Translation adjustments, when material, resulting from this process are recorded in accumulated other comprehensive income within stockholders’ equity. Other comprehensive income for foreign currency translation was recorded for the period ended September 30, 2007 after the Renminbi ceased to be pegged to the United States Dollars during last year.

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

Allowance for doubtful accounts
Accounts receivable are stated at the amount billed to customers. The Company recognizes an allowance for doubtful accounts to ensure trade and other receivables are not overstated due to uncollectibility. The Company’s estimate is based on a variety of factors, including historical collection experience, existing economic conditions and a review of the current status of the receivable. Accounts receivable are presented net of an allowance for doubtful accounts of US$3,629 and US$2,923 as of September 30, 2007 and December 31, 2006 respectively.

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

(Dollars in thousands except share data and per share amounts)

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

5. OPERATING RISK

(a) Concentration of major customers and suppliers

	(Unaudited) Nine months ended September 30,
	2007	2006
	US$’000	US$’000
Major customers with revenues of more than 10% of the Company’s sales
Sales to major customers	19,048	13,044
Percentage of sales	92%	92%
Number	3	3

Major suppliers with purchases of more than 10% of the Company’s purchases
Purchases from major suppliers	2,005	2,988
Percentage of purchases	25%	41%
Number	1	2

Accounts receivable related to the Company’s major customers comprised 88% and 91% of all accounts receivables as of September 30, 2007 and September 30, 2006 respectively.

Credit risk represents the accounting loss that would be recognized at the reporting date if counter parties failed to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial economic characteristics would cause their ability to meet contractual obligations would be similarly affected by changes in economic or other conditions. The major concentrations of credit risk arise from the Company’s accounts receivable. Even though the Company has major concentrations, it does not consider itself exposed to significant risk with regards to the related receivables.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands except share data and per share amounts)

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

6. ACCOUNTS RECEIVABLE

	(Unaudited) As of September 30, 2007	As of December 31, 2006
	US$’000	US$’000

Completed contracts	43,994	31,568
Retentions	730	1,132

	44,724	32,700
Allowance for doubtful accounts	(3,629)	(2,923)

	41,095	29,777

Of the retentions balance as of September 30, 2007 and December 31, 2006, approximately US$1,713 and US$350, respectively, are expected to be collected within one year.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands except share data and per share amounts)

7. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are summarized as follows:
	Estimated useful life	(Unaudited) As of September 30, 2007	As of December 31, 2006
	(in years)	US$’000	US$’000

Building		271	-
Leasehold improvement	5	106	100
Plant and machinery	5	464	409
Office equipment	5	771	602
Motor vehicles	5	558	438

		2,170	1,549
Accumulated depreciation		(1,025)	(728)

		1,145	821

All building properties are pledged to secure the long-term loan from related parties as set out in note 14(c) to the financial statements.

8. ACQUISTIONS

On July 5, 2007, BTWTC entered into an agreement to acquire 100% of equity interests of Guolian and Pan-pacific (collective referred to as “Guolian”). BTWTC closed the transaction with Guolian on November 13, 2007. Such transaction was accounted for by using purchase accounting method. The acquisition of Guolian has been recorded using the purchase method of accounting in accordance with SFAS No. 141. The Company has allocated the purchase price to the assets and liabilities based on the fair value of the net assets at the effective date of the acquisition. At July 5, 2007, the fair value of identifiable assets, less the amount of liabilities of Guolian, was approximately $2,443, which comprised gross assets of approximately $7,990 less total liabilities of about $5,547. Goodwill of approximately $3,119 was recorded as part of the acquisition. This amount represented the excess of the purchase price over the fair value of net assets acquired. The goodwill is not being amortized, but will be tested annually for impairment in accordance with SFAS No. 142. The purchase consideration consisted of cash of US$500 and 800,000 equity shares of common stocks of TTC. The value of the equity shares was determined by taking the average market price of two trading days before and after the date on which the terms of the acquisition were agreed and announced. At the balance sheet date, the 800,000 equity shares have not been issued. The results of Guolian have been included in the consolidated financial statements since the date of acquisition.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands except share data and per share amounts)

The fair values of the assets and liabilities acquired and purchase price was allocated as follows:

US$’000

Cash consideration	500
800,000 equity shares of common stock of TTC	5,062

Total purchase consideration	5,562
Fair value of net assets acquired	(2,443)

Goodwill arising on acquisition	3,119

Under the agreement, in addition to the above purchase consideration, the Company may provide for the issuance of 100,000 additional equity shares of common stock, contingent on the earnings of Guolian, which could be increased at least by a specified percentage by one year after the date of acquisition. When the contingency is resolved and the additional consideration is distributable, the Company shall record the fair value of the contingent consideration as an additional cost of acquisition.

The following unaudited pro forma information assumes the acquisition of Guolian occurred at the beginning of each period presented. The unaudited pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of the operations of the Company.

	(Unaudited) Three months ended September 30		(Unaudited) Nine months ended September 30
	2007	2006	2007	2006
	US$’000	US$’000	US$’000	US$’000

Revenue	9,300	6,433	23,085	16,865

Income before extraordinary gain and income taxes	2,237	1,100	4,808	3,919

Net income	1,868	921	4,271	3,379

Net income per share of common stock
- Basic and diluted earnings per share	0.19	0.11	0.45	0.39

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands except share data and per share amounts)

9. SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

Analysis of the net cash outflow in respect of the acquisition of a subsidiary is as follows:

As of September 30, 2007
US$’000

Cash consideration for acquisition of a subsidiary	(500)
Bank balances and cash acquired	314

Net cash outflow from the acquisition	(186)

10. INVENTORIES

Inventories consisted of the followings:

	(Unaudited) As of September 30, 2007	As of December 31, 2006
	US$’000	US$’000

Raw materials	5	-
Finished goods	6,129	5,048

	6,134	5,048

11. TAXATION

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

No provision for withholding of United States federal or state income taxes or tax benefits on the undistributed earnings and/or losses of the Company's subsidiaries has been provided as the earnings of these subsidiaries, in the opinion of the management, will be reinvested indefinitely.

The Company’s income, which is generated in the PRC by Beijing Telestone and BTWTC, are subject to PRC income taxes at a rate of 24% and 33% respectively. Since Beijing Telestone is registered as a wholly-owned foreign investment enterprise (“WOFIE”), it is subject to tax laws applicable to WOFIE in the PRC and is fully exempt from the PRC enterprise income tax of 24% for two years, commencing in fiscal year 2004, followed by a 50% reduction for the next three years.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands except share data and per share amounts)

Income generated in the PRC by Guolian and Pan-pacific are subject to PRC income taxes at a rate of 33%. Since Guolian was registered as a “High technology business corporation” in 2006, it is subject to tax laws applicable to the enterprise in the PRC and their tax rate has been reduced to 15%, commencing in fiscal year 2006.

Income tax expenses have been provided at the rate of 24% (2006: 24%) on Beijing Telestone’s, 33% (2006: 33%) on BTWTC’s, 15% (2006: 15%) on Guolian’s and 33% (2006: 33%) on Pan-pacific’s estimated assessable incomes arising from PRC during the period and are comprised of the following:

	(Unaudited) Nine months ended September 30,
	2007	2006
	US$’000	US$’000

Current tax
Hong Kong	-	-
PRC	800	506

	800	506

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

As of January 1, 2007, the Company is subject to the provisions of FIN 48, and has analyzed its filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns. As of December 31, 2006, and September 30, 2007, the Company has identified the following jurisdictions as “major” tax jurisdictions, as defined, in which it is required to file income tax returns: United States; Hong Kong and PRC. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements. Based on a review of tax positions for all open years, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48 during the nine months ended September 30, 2007, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within twelve months.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands except share data and per share amounts)

Upon adoption of FIN 48 on January 1, 2007, and as of September 30, 2007, the Company had no unrecognized tax benefits or accruals for the potential payment or interest and penalties. The Company’s policy is to record interest and penalties in this connection as a component of the provision for income tax expense. For the nine months ended September 30, 2007, no interest or penalties were recorded.

12. SEGMENT INFORMATION

During the period ended September 30, 2007, all revenues of the Company are from its installation and trading of wireless telecommunication. No financial information by business segment is presented.

The Company operates mainly in the PRC and over 90% of its revenue and operating profit are from the PRC. Accordingly, no geographical analysis is presented.

13. COMMON STOCK

As of September 30, 2007, the authorized capital of TTC is 110,000,000 shares, comprised of 100,000,000 shares of common stock with a par value of $0.001, and 10,000,000 shares of preferred stock with a par value of $0.001.

TTC had 9,604,550 and 8,935,106, shares of common stock outstanding as of September 30, 2007 and December 31, 2006, respectively, and 192,403 and 15,000 warrants outstanding as of September 30, 2007 and December 31, 2006, respectively.

On July 5, 2007, the Company reserved the issuance of 100,000 shares of common stock, par value US $0.001, in connection with the acquisition of a subsidiary, as set out in note 8 to the financial statements.

14. RELATED PARTY TRANSACTION

Summary of related party transactions

	(Unaudited) As of September 30, 2007	As of December 31, 2006
	US$’000	US$’000
Due from related parties
Other employees (Note (a))	1,017	161
Ex-stockholders of SMI/Guolian (Note (b))	1,251	1,248

	2,268	1,409

Due to related parties
Directors (Note (a))	716	714
Ex-stockholders of Beijing Telestone/Guolian (Note (b))	1,339	1,287

	2,055	2,001

Long term loan from related parties
A director of Beijing Telestone (Note (c))	31	-
A related party (Note (c))	31	-

	62	-

Guarantor of short term loan
A director	256	1,279

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands except share data and per share amounts)

Note:
(a)	The amounts due from/to directors and employees represent unsecured advances made to those parties from time to time. These amounts are interest free and repayable on demand.

(b)
The amounts due to ex-stockholders of Beijing Telestone of US$1,287 represent the consideration arising from the consummation of the business combination. The ex-stockholders of SMI had represented that they had fully settled the amount with the ex-stockholders of Beijing Telestone and also undertaken to fully indemnify SMI against any claims from the ex-stockholders of Beijing Telestone (the "Undertaking"). However, an ex-stockholder of Beijing Telestone initiated a lawsuit against SMI alleging that the consideration amount had not been settled. The trial court hearing commenced on May 10, 2006 and was finalized on December 19, 2006. The trial court ruled that SMI and Beijing Telestone were not required to compensate the ex-stockholder of SMI. On October 23, 2007, the appellate court issued a final ruling affirming the decision made by the trial court.

(c)
The long-term loan was advanced to Pan-pacific by a director of Beijing Telestone and a close family member of the director. The loan was collateralized by the Company’s building properties and bears monthly interest rate at 0.57% and repayable by installments.

15. LONG-TERM LOAN FROM RELATED PARTIES

	(Unaudited) As of September 30, 2007	As of December 31, 2006
	US$’000	US$’000

Secured loan (Note 14 (c))	62	-

Current portion	26	-
Non-current portion	36	-

	62	-

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands except share data and per share amounts)

16. COMMITMENTS AND CONTINGENCIES

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

17. STOCK OPTION PLAN

On June 27, 2005, a Stock Option Plan (the “Plan”) was approved at the 2005 annual meeting of stockholders. The purpose of the Plan is to promote the growth and general prosperity of the Company by permitting the Company to grant options to purchase common stock and restricted stock of the Company to key employees, non-employee directors and advisors. The Plan is designed to help the Company and its subsidiaries and affiliates attract and retain superior personnel for positions of substantial responsibility and to provide key employees, non-employee directors and advisors with an additional incentive to contribute to the success of the Company.

No options have been granted to any parties during the period ended September 30, 2007 and as of the date of these financial statements.

18. POST BALANCE SHEET EVENT

On October 8, 2007, BTWTC established a wholly-owned subsidiary company named Beijing Telestone Communication Technology Corporation Limited (“BTCTC”), with an operating period of 20 years until October 7, 2027. The initial investment cost, which was included in prepayment, amounted to US$640 (equivalent to RMB5,000) and was made before the balance sheet date. The principal activity of BTCTC is developing and managing the overseas business operation of the Company since October 8, 2007.

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

Our wireless coverage solutions business is comprised of research, development and application of wireless communications technology. In addition to the sales of our internally designed wireless communication equipment, including repeaters, antennas and radio frequency accessories, we also provide project design, project management, installation, maintenance and other after-sales services in accordance with our customers’ requirements. Since the establishment of Telestone in 1997, we have gradually developed business relationships with China Mobile Group (“China Mobile”), China Unicom Group (“China Unicom”), China Telecom Group (“China Telecom”) and China Netcom Group (“China Netcom”), all of which are currently our main customers. Since our inception, we have improved our business relationships with wireless system equipment vendors within the PRC. We have been exploring the wireless system equipment industry over the past year and have continued to expand our business into overseas markets, such as Vietnam, India, Indonesia and the United States. In October 2007, we formed a subsidiary company named Beijing Telestone Communication Technology Corp. Ltd. (the ''Subsidiary''), focused on developing and managing Telestone's overseas businesses. The Subsidiary will be responsible for all of Telestone's overseas businesses and aims to provide greater focus to the Company's international expansion efforts and simplify current reporting lines. The Subsidiary will also seek to identify new opportunities for delivering consistent growth to Telestone's overseas businesses.

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

BUSINESS REVIEW

The following is a chart of our operations for the three months, ended September 30, 2007:

	2007		2006		Comparisons
Item	USD'000	% of revenue	USD'000	% of revenue	USD'000%
Operating Revenue	9,300		5,234		4066	77.68%
Equipment and service costs	4,655	50.05%	3,115	59.51%	1540	49.44%
Gross profit	4,645	49.95%	2,119	40.49%	2526	119.21%
Sales and marketing	1,462	15.72%	780	14.90%	682	87.44%
General and administrative	713	7.67%	256	4.89%	457	178.52%
Research and development	165	1.77%	111	2.12%	54	48.65%
Depreciation and amortization	61	0.66%	60	1.15%	1	1.67%
Interest expense	(12)	-0.13%	(30)	-0.57%	18	-60.00%
Other income, net	5	0.05%	21	0.40%	(16)	-76.19%
Income before income taxes	2,237	24.05%	903	17.25%	1334	147.73%
Income taxes	(369)	-3.97%	(164)	-3.13%	(205)	125.00%
Net Income	1,868	20.09%	739	14.12%	1129	152.77%

Our revenues during the three month period ended September 30, 2007 were derived from our system integration services to domestic telecom carriers, direct product sales to system integration providers and direct product sales to overseas markets. Our major customers include China Mobile, China Unicom, China Telecom and China Netcom. The majority of our revenues for this period were generated from mobile operators, while revenues from system integration providers were comparatively small.

Our revenues for this reporting period increased as compared to the same period in 2006. Our revenues for the three month period ended September 30, 2007 were $9,300,000, as compared to $5,234,000 from the corresponding period of the previous year.

For the current reporting period, Shandong Guolian has contributed revenue of US$1,423,000. Apart from the revenue from Shandong Guolian, Telestone’s revenue increased 50% compared to the corresponding period of the previous year.

For the current reporting period, the Company provided new products and innovative solutions and also developed new leads into other mobile telecommunication markets. We continued to deepen our penetration in the domestic markets where we have already established a strong presence and are continuing to penetrate new overseas markets in South-East Asia, specifically; Vietnam, Indonesia and India, through our established business relationships with local telecommunication carriers in the region. We expect these new products, solutions and markets to enhance our business prospects in the medium to long-term.

The Company is promoting Wireless Fiber Distribution System (“WFDS”), a leading wireless indoor coverage solution, applied to all the modes of the wireless network, such as 2G and 3G, to the major wireless carriers in the PRC.

Along with our strong research and development capabilities in developing new products, we have also implemented a series of effective cost control measures, including implementing price controls, optimizing our supply chain, and decreasing the cost of raw materials, which we expect will slow the pressure of rising costs and improve our gross margin.

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

The discussion and analysis of our financial situation and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe critical accounting policies as disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2006 reflect the more significant judgments and estimates used in preparation of our financial statements. We believe there have been no material changes to our critical accounting policies and estimates during the three months ended September 30, 2007, compared to those discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

RESULTS OF OPERATIONS

REVENUES

For the three months and nine months ended September 30, 2007, revenues were $9,300,000 and $20,953,000, representing an increase of 77.70% and 47.26%, respectively, when compared to the corresponding periods of 2006. The increase in net revenues was due to a mixed effect of: China Mobile and China Unicom increasing their capital investment in the Company and Shandong Guolian Telecommunication Technology Company Ltd. contributing USD 1,423,000 to the Company.

For the third quarter 2007 reporting period, we expanded our revenue stream from the sales of indoor coverage solutions (including products and system integration services) to China Mobile and China Unicom, which resulted in an increase in total revenues for the third quarter of 2007.

BREAKDOWN BY NATURE

Three months ended September 30, 2007

	2007		2006		Increase
	USD'000	% of revenue	USD'000	% of revenue	USD'000%
product sales	6,698	72.02%	4,026	76.92%	2,672	66.37%
service sales	2,602	27.98%	1,208	23.08%	1,394	115.40%
total	9,300		5,234		4,066	77.69%

Nine months ended September 30, 2007

	2007		2006		Increase
	USD'000	% of revenue	USD'000	% of revenue	USD'000%
Product sales	14,409	68.77%	10,851	76.27%	3,558	32.79%
Service sales	6,543	31.23%	3,377	23.73%	3,166	93.76%
total	20,953		14,228		6,725	47.26%

For the three months and nine months ended September 30, 2007, revenues generated from product sales were $6,698,000 and $14,409,000, which represented an increase of 66.37% and 32.79%, respectively, compared to the corresponding periods of 2006. For the aforementioned periods, revenues generated from system integration service sales were $2,602,000 and $6,543,000, which represented an increase of 115.40% and 93.76% respectively, compared to the same periods of 2006.

For the three months and nine months ended September 30, 2007, revenues generated from product sales accounted for 72.02% and 68.77% of total revenues, respectively, compared to 76.92% and 76.27% for the corresponding periods of 2006. For the aforementioned periods, revenues generated from system integration service sales accounted for 27.98% and 31.23% of total revenues, respectively, compared to 23.08% and 23.73% for the same periods of 2006.

BREAKDOWN BY CUSTOMERS

Three months ended September 30, 2007

	2007		2006		Increase
	USD'000	% of revenue	USD'000	% of revenue	USD'000%
China Mobile Group	4,189	45.05%	1,347	25.74%	2,842	211.02%
China Unicom Group	3,029	32.57%	2,033	38.84%	996	48.98%
China Netcom Group	275	2.96%	232	4.43%	43	18.57%
China Telecom Group	1,469	15.80%	1,344	25.68%	125	9.34%
Others	337	3.62%	278	5.31%	59	21.22%
Total	9,300		5,234		4,066	77.68%

Nine months ended September 30, 2007

	2007		2006		Increase
	USD'000	% of revenue	USD'000	% of revenue	USD'000%
China Mobile Group	8,398	40.08%	3,513	24.69%	4885	139.04%
China Unicom Group	7,583	36.19%	5,759	40.48%	1824	31.67%
China Netcom Group	980	4.68%	894	6.28%	86	9.62%
China Telecom Group	3,340	15.94%	3,773	26.52%	(433)	-11.47%
Others	652	3.11%	289	2.03%	363	125.62%
Total	20,953		14,228		6725	47.26%

For the three months and nine months ended September 30, 2007, revenues generated from China Mobile were $4,189,000 and $8,398,000, which represented an increase of 211.02% and 139.04%, respectively, compared to the corresponding periods of 2006. For the aforementioned periods, revenues generated from China Unicom were $3,029,000 and $7,583,000, which represented an increase of 48.98% and 31.67% respectively, compared to the same periods of 2006. The increase in revenues from China Mobile was due to our increased business with Beijing Mobile, Guizhou Mobile, and Guangxi Mobile. Due to China Unicom’s infrastructure investments, we received more business from Beijing Unicom and Guizhou Unicom in the third quarter of 2007.

For the three months and nine months ended September 30, 2007, revenues generated from China Netcom were $275,000 and $980,000, which represented an increase of 18.57% and an increase of 9.62% respectively, compared to the corresponding periods of 2006. For the aforementioned periods, revenues generated from China Telecom were 1,469,000 and 3,340,000, which represented an increase of 9.34% and a decrease of 11.47% respectively, compared to the corresponding periods of 2006.

Revenues from telecom carriers were our major revenue source for the nine months ended September 30, 2007, with China Mobile and China Unicom accounting for this majority. Compared to the corresponding period in 2006, the change in the composition ratio of revenues was primarily driven by the following factors: (1) an increase in revenues received from China Mobile and China Unicom; and (2) a decrease of revenues of PHS (Personal Handy-phone System) coverage solutions derived from China Telecom.

BREAKDOWN BY SOLUTIONS
Three months ended September 30, 2007

	2007		2006		Increase
	USD'000	% of revenue	USD'000	% of revenue	USD'000%
Indoor	7,967	85.67%	4,639	88.63%	3,328	71.74%
Outdoor	52	0.56%	302	5.77%	(250)	-82.80%
Others	1,281	13.77%	293	5.60%	988	337.20%
Total	9,300		5,234		4,066	77.68%

Nine months ended September 30, 2007

	2007		2006		Increase
	USD'000	% of revenue	USD'000	% of revenue	USD'000%
Indoor	17,767	84.80%	12,471	87.65%	5296	42.47%
Outdoor	1,102	5.26%	841	5.91%	261	31.02%
Others	2,083	9.94%	916	6.44%	1167	127.46%
Total	20,953		14,228		6725	47.26%

For the three months and nine months ended September 30, 2007, revenues generated from indoor wireless coverage solutions were $7,967,000 and $17,767,000, which represented an increase of 71.74% and 42.47%, respectively, compared to the corresponding periods of 2006. For the aforementioned periods, revenues generated from outdoor wireless coverage solutions were $52,000 and $1,102,000, which represented a decrease of 82.80% and a decrease of 31.02% respectively, compared to the same periods of 2006.

For the three months and nine months ended September 30, 2007, revenues generated from indoor wireless coverage solutions accounted for 85.66% and 84.80% of total revenues, respectively, compared to 88.63% and 87.65% for the corresponding periods of 2006. For the aforementioned periods, revenues generated from outdoor wireless coverage solutions accounted for 0.56% and 5.26% of total revenues, respectively, compared to 5.77% and 5.91% for the same periods of 2006.

BREAKDOWN BY REGIONS

Three months ended September 30, 2007

	2007		2006		Increase
	USD'000	% of revenue	USD'000	% of revenue	USD'000%
North	5,950	63.99%	2,452	46.85%	3,498	142.68%
South	2,721	29.26%	1,820	34.77%	901	49.51%
East	497	5.35%	962	18.38%	(465)	-48.33%
Oversea	131	1.41%	0		131
Total	9,300		5,234		4,066	77.68%

Nine months ended September 30, 2007

	2007		2006		Increase
	USD'000	% of revenue	USD'000	% of revenue	USD'000%
North	12,461	59.47%	6,494	45.64%	5967	91.89%
South	5,769	27.53%	4,916	34.55%	853	17.35%
East	2,322	11.08%	2,818	19.81%	(496)	-17.60%
Oversea	401	1.91%	0		401
Total	20,953		14,228		6725

For the three months and nine months ended September 30, 2007, revenues generated from the North (covering areas such as Beijing, Tianjin, Xinjiang etc.) were $5,950,000 and $12,461,000, which represented an increase of 142.68% and 91.89%, respectively, compared to the corresponding periods of 2006. For the aforementioned periods, revenues generated from the south (covering areas such as Guangdong, Fujian, Sichuan etc.) were $2,721,000 and $5,769,000, which represented an increase of 49.51% and 17.35% respectively, compared to the same periods of 2006. For the identical periods, revenues generated from the east (covering areas such as Shanghai, Nanjing, etc.) were $497,000 and $2,322,000, which represented a decrease of 48.33% and 17.60%, respectively, compared to the corresponding periods of 2006. Revenues from overseas were $131,000 and $401,000 respectively.

For the three months and nine months ended September 30, 2007, revenues generated from the north accounted for 63.98% and 59.47% of total revenues, respectively, compared to 46.85% and 45.64% for the corresponding periods of 2006. For the aforementioned periods, revenues generated from the south accounted for 29.26% and 27.53% of total revenues, respectively, compared to 34.77% and 34.55% for the same periods of 2006. For the identical periods, revenues generated from the east accounted for 5.34% and 11.08% of total revenues, respectively, compared to 18.38% and 19.81% for the corresponding periods of 2006, and revenues generated from outside the mainland of the PRC accounted for 1.42% and 1.91% respectively.

For the three month 2006 reporting period, the revenue increase in the north was mainly due to an increase in sales made to Beijing Mobile and Shandong Mobile. The revenue increase in the south was primarily due to an increase in business in the Guizhou and Fujian province.

COSTS OF REVENUES

Three months ended September 30, 2007

	2007		2006		Increase
	USD'000	% of revenue	USD'000	% of revenue	USD'000%
Costs of product sales	3,928	42.23%	1,979	37.81%	1,949	98.48%
Costs of system integration service sales	727	7.82%	1,136	21.70%	(409)	-36.00%
total	4,655		3,115		1,540	49.44%

Nine months ended September 30, 2007

	2007		2006		Increase
	USD'000	% of revenue	USD'000	% of revenue	USD'000%
Costs of product sales	8082	38.57%	5378	37.80%	2704	50.28%
Costs of system integration service sales	2088	9.97%	2182	15.34%	(94)	-4.31%
total	10170		7560		2610	34.52%

For the three months and nine months ended September 30, 2007, our total costs were $4,655,000 and $10,170,000, which represented an increase of 49.44% and 34.52%, respectively, as compared to the corresponding periods of 2006.

Costs of revenues include costs of product sales and costs of system integration service sales.

For the three months and nine months ended September 30, 2007, our costs of product sales were $3,928,000 and $8,082,000, which represented an increase of 98.48% and 50.28%, respectively, as compared to the same periods of 2006. The percentage increase in costs of product sales was mainly due to increased revenue growth and the cost of original materials. We are continuously working to lower our costs of product sales through a series of effective cost control measures which include; reducing purchasing costs through large scale procurement, decreasing the use of raw materials through system design optimization, regularly improving our system integration technologies, and optimizing our supply chain to in turn receive better terms from suppliers.

For the three months and nine months ended September 30, 2007, our costs of service sales were $727,000 and $2,088,000, representing a decrease of 36% and 4.31%, respectively, as compared to the same periods of 2006. For the aforementioned periods, the decrease in costs of service sales was mainly due to a change in our service model, whereby system integration services are now carried out by local technicians instead of technicians sent from our headquarters in Beijing. The new service model will reduce service costs and increase the gross margin on services provided.

GROSS PROFIT AND GROSS MARGIN

For the three months and nine months ended September 30, 2007, our gross profit was $4,645,000 and $10,783,000, which represented an increase of 119.21% and 61.71%, respectively, as compared to the same periods of 2006. Our gross margin for the aforementioned periods was 50% and 51%, respectively, compared to 40% and 47% for the same periods of last year.

Our gross profit increase during the reporting period is attributable to a growth of revenue and the gross margin of service sales increasing. We will take the necessary effective measures to control product costs, and will utilize our research and development capabilities to develop high margin products.

OPERATING EXPENSES

Three months ended September 30, 2006

	2007		2006		Comparisons
Item	USD'000	% of revenue	USD'000	% of revenue	USD'000%
Sales and marketing	1,462	15.72%	780	14.90%	682	87.44%
General and administrative	713	7.67%	256	4.89%	457	178.52%
Research and development	165	1.77%	111	2.12%	54	48.65%

Nine months ended September 30, 2007

	2007		2006		Comparisons
Item	USD'000	% of revenue	USD'000	% of revenue	USD'000%
Sales and marketing	3,447	16.45%	2,010	14.13%	1437	71.49%
General and administrative	1,893	9.03%	764	5.37%	1129	147.77%
Research and development	662	3.16%	391	2.75%	271	69.31%

Operating expenses mainly include sales and marketing expenses, general and administrative expenses and research and development expenses.

SALES AND MARKETING EXPENSES

Sales and marketing expenses include all related expenses and remunerations for sales personnel and travel expenses related to sales of products and market development.

For the three months and nine months ended September 30, 2007, sales and marketing expenses were $1,462,000 and $3,447,000, accounting for 15.72% and 16.45% of total revenues, as compared to $780,000 and $2,010,000, or 14.90% and 14.13% of total revenues, respectively, for the corresponding periods of 2006.

The sales and marketing expenses increase in the third quarter of 2007 was due to our efforts to promote WFDS, expand our product sales range, penetrate into new markets, open new branches and representative offices, as well as introduce investments related to business expansion in new markets.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist primarily of compensation for personnel, travel expenses, material expenses related to ordinary administration, fees for professional services, and allowance for doubtful accounts.

For the three months and nine months ended September 30, 2007, general and administrative expenses were $713,000 and $1,893,000, accounting for 7.67% and 9.03% of total revenues, as compared to $256,000 and $764,000, or 4.89% and 5.37% of total revenues, respectively, for the corresponding periods of 2006. General and administrative expenses for the aforementioned periods increased 178.52% and 147.77%, respectively, as compared to the same periods of last year.

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

For the three months and nine months ended September 30, 2007, research and development expenses were $165,000 and $662,000, accounting for 1.77% and 3.16% of total revenues, as compared to $111,000 and $391,000, or 2.12% and 2.75% of total revenues, respectively, for the corresponding periods of 2006. Research and development expenses for the aforementioned periods increased 48.65% and 69.31%, respectively, as compared to the same periods of last year.

We have directed some of our research and development efforts towards investing in wireless telecommunications research and development, primarily TD-SCDMA related technologies and applications. We expect these research activities will enhance our technologies, reduce the cost of existing products and create future revenue streams through the launch of new products.

Net Income

For the three and nine months ended September 30, 2007, our net income was $1,868,000 and $3,717,000, respectively, which represented an increase of 152.77% and 24.90%, as compared to the same period in 2006. The increase in the net income was primarily due to our growth of revenue and successful acquisition of Shandong Guolian Telecommunication Technology Company Ltd., whose net income in the third quarter was $271,164.

LIQUIDITY AND SOURCE OF CAPITAL

We generally finance our operations from cash flow generated internally and through bank loans. As of September 30, 2007, we had current assets of $56,313,000. Current assets are comprised of inventories of $6,134,000, accounts receivable of $41,095,000, prepayments, deposits and other receivables of $4,668,000, and cash and cash equivalents of $4,416,000. Current liabilities are comprised of accounts payable of $6,969,000, tax payables of $6,266,000, other payables and accruals of $8,714,000.

Our trading terms with our customers are mainly on credit. As of September 30, 2007, our accounts receivable were $41,095,000, compared to $29,777,000 as of December 31, 2006. The credit period is generally less than one year. The gradual increase in the accounts receivables is mainly due to: 1) steady growth in revenues; 2) a change in the settlement pattern of the mobile operators, and 3) one account receivable with China Unicom, whose payment has been delayed.

For the three months ended September 30, 2007, although the Company experienced long accounts receivable turnover periods, our ability to settle these accounts receivables improved when compared to the same period of last year. We believe that the outstanding accounts receivables can be recovered because our major customers, China Unicom and China Mobile, are large reputable operators in the PRC, and long-term clients with whom we have not experienced significant bad debts in the past. Following the principle of prudence, we believe that we have fully provisioned for doubtful accounts. Notwithstanding this, we have paid special attention to lowering the turnover period of our accounts receivable balances and have taken the following measures:

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

We believe that these measures will optimize the structure of our accounts receivables, minimize our financial risks in the future as well as help improve our accounts receivable turnover period and provide a better internal control environment for us to cope with the fast growing telecommunication industry in the PRC.

As of September 30, 2007, our inventories were $6,134,000, as compared to $5,048,000 as of December 31, 2006, which represented an increase of 21.51%. This increase in the inventory levels was a result of the following factors: (1) inventory reservations based in anticipated of growth in the third quarter; and (2) our ability to acquire a lower purchasing pricing through large scale procurement.

As of September 30, 2007, our cash and bank balances were mainly denominated in Renminbi ("RMB") and United States dollars ("US$"), while our bank borrowings were mainly denominated in RMB. Our revenue and expenses, assets and liabilities are mainly denominated in RMB and US$. Recently, the exchange rate fluctuations in the PRC have led to an appreciation of currency. This may be a result of certain exchange risks.

We have experienced negative cash flows from operating activities for the periods ended September 30, 2007 and 2006, which is primarily the result of extended turnover periods related to our accounts receivable, as mentioned above. A continuation of this situation could negatively impact our liquidity and in turn, our overall results of operations. In order to address this issue, apart from the implementation of the aforementioned measures to reduce the turnover period, we are also exploring the possibility of obtaining third party financing and are also considering raising additional capital through debt or equity financing.

Our gearing ratio, calculated as total debts over total assets, was 36% as of September 30, 2007 and 41% as of December 31, 2006, respectively.

Business Strategy

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

2. In the domestic market, Telestone will maintain strong relationships with Chinese mobile carriers and potentially make selective acquisitions in major provincial markets where the Company does not have the leading market share. Our potential targets are companies that occupy a leading market position and have strong business networks in their provincial markets or that have strong production capability. The Company is confident that it will deepen its penetration of provincial markets and raise its overall market share through selective acquisitions and the promotion of new solutions.

3. Telestone will also focus on building up its presence in markets outside the PRC. Telestone has opened offices in Vietnam and the United States, and has sold products in Vietnam, Indonesia, Thailand, Philippines and the United States. The Company will continue to strengthen its presence in these exciting new markets by leveraging its expertise and leading wireless coverage products and solutions. Our strategies in the United States and the developing countries are slightly different. In the United States, we seek cooperation with peers that have strong research and development ability, and then develop technology and products that fit within the market of the PRC. However, we will also find partners within the integration business and then sell our products, as Telestone’s products have a significant cost advantage. In the developing countries, we only seek cooperation with a local integration partner to deliver our leading wireless coverage solution technology, whom we then work with to set up our local products distribution channels.

Recent Developments

On November 13, 2007, Telestone completed the acquisition of Shandong Guolian. The financial results of Shandong Guolian were consolidated in our third quarter 2007 results. Shandong Guolian is a leading provider of wireless coverage services for carriers in the Shandong Province of the PRC. The principal business activities of Guolian and its subsidiary are design, development, production and installation and trading of wireless telecommunication coverage system equipment.

We have announced the formation of a subsidiary focused on international business development. The Subsidiary will be responsible for all of Telestone's overseas businesses and aims to provide greater focus to the Company's international expansion efforts and simplify current reporting lines. The Subsidiary will also seek to identify new opportunities for delivering consistent growth to Telestone's overseas businesses.

In the United States, the Company has won the license agreements from the Federal Communication Commission on CDMA repeater products. The Company’s CDMA repeater products have passed the trials conducted by Verizon.

Telestone announced a positive response from China Mobile on WFDS field tests. These trials, which were carried out by China Mobile on TD-SCDMA networks in Xiamen and Beijing during the third quarter of 2007, covered a comprehensive range of criteria and applied strict testing standards on the WFDS equipment supplied. The application costs of WFDS were also carefully analyzed and assessed.

Business Outlook

The Company will raise the full-year revenue estimate to at least US$ 30 million for 2007. This expectation is based on the revenue contributed by Shandong Guolian, anticipated sales of new products and solutions in both the PRC and new geographical markets.

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

ITEM 3A(T). CONTROLS AND PROCEDURES

A.	Evaluation of Disclosure Controls and Procedures:

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

B.	Changes in Internal Control over Financial Reporting:

During the quarter ended September 30, 2007, there were no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As a result of the rejected claim, the former shareholder initiated a new legal court proceeding in the PRC against SMI and Beijing Telestone based on the same claim. The value of this claim was nearly $1 million.

The trial court (the Second Intermediate People’s Court of Beijing) hearing commenced on May 10, 2006 and was finalized on December 19, 2006. The trial court ruled that SMI and Beijing Telestone were not required to compensate the ex-stockholder of SMI. On October 23, 2007, the appellate court (the Higher People’s Court Of Beijing Municipality) issued a final ruling affirming the decision made by the trial court.

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

TELESTONE TECHNOLOGIES CORPORATION

Date: November 14, 2007	By:	/s/ Han Daqing
Han Daqing, Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2007	By:	/s/ Liu Dongping
Liu Dongping, Chief Financial Officer
(Principal Financial Officer)