Form 10KSB
period 2007-12-31
TELESTONE TECHNOLOGIES CORP
filed 2008-03-25
CIK 817129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

86-10-836-70505
(Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Common Stock, $.001 Par Value	The Nasdaq Capital Market, LLC
(Title of Class)	(Name of each exchange on which registered)

Securities registered under Section 12(g) of the Exchange Act:

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

The Issuer's revenue for its most recent fiscal year was $33, 578, 000.

As of December 31, 2007, 10,404,550 shares of the Issuer's $0.001 par value common stock were outstanding and the aggregate market value of the shares held by non-affiliates was approximately $29,946,208 based upon a closing bid price on March 12, 2008 of $5.07 per share of common stock on the NASDAQ Stock Market.

Transitional Small Business Disclosure Format (check one)   Yes ☐  No ☒

PART I	3

ITEM 1. DESCRIPTION OF BUSINESS.	3
Corporate History	3
Current Business Operations	5
Our Business Strategies	6
Competitive Advantages	7
Description of Products & Services	7
Research & Development	7
Competition	8
Government Regulation	8
Intellectual Property and Proprietary Rights	9

ITEM 1A	10
Cautionary Statement Regarding Future Results, Forward-Looking Information And Certain Important Factors	10

ITEM 2. DESCRIPTION OF PROPERTY.	15

ITEM 3. LEGAL PROCEEDINGS	15

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.	15

PART II	16

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.	16

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.	17
SIGNIFICANT ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES	18
RESULTS OF OPERATION	18

ITEM 7. FINANCIAL STATEMENTS.	24

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.	25

ITEM 8A. CONTROLS AND PROCEDURES.	25

ITEM 8B. OTHER INFORMATION.	26

PART III	27

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.	27
Indemnification of Officers and Directors	29
Involvement in Certain Legal Proceedings	29
Compliance with Section 16(a) of the Securities Exchange Act of 1934	29
Meetings and Certain Committees of the Board	29
Stockholder Communications	30
Compensation of Directors	30

ITEM 10. EXECUTIVE COMPENSATION.	31

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.	33

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.	33

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K	34
Statements filed as part of this Report:	34
Exhibits	34
Reports on Form 8-K	35

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.	35

SIGNATURES	36

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

On June 17, 2005, Beijing Telestone established Beijing Telestone Wireless Telecommunication Company Limited ("BTWTC") in Beijing, the People's Republic of China (the "PRC") with an operating period of 20 years through the efforts of Mr. Han Daqing and Mr. Luo Zhengbin, both who are officers and directors of the Company. Beijing Telestone controls BTWTC through contractual arrangements. The registered capital of BTWTC amounts to RMB10 million (approximately US$1.2 million). BTWTC was established to engage in the business of wireless telecommunication networking and system integration

On July 5, 2007, BTWTC, Shandong Guolian Telecommunication Technology Limited (“Guolian”)(note) and owners of Guolian entered into a Share Transfer Agreement (the “Agreement”). Under the Agreement, 100% equity ownership interests in Guolian and its wholly owned subsidiary, Pan-pacific Telecommunication Company Limited (“Pan-pacific”), was transferred by all of the owners of Guolian to BTWTC. Guolian and Pan-pacific were established in Jinan, Shandong Province, the PRC on February 9, 1999 and October 22, 1999 respectively. The principal business activities of Guolian and Pan-pacific are design, development, production and installation and trading of wireless telecommunication coverage system equipment.

On October 8, 2007, BTWTC formed a subsidiary named Beijing Telestone Communication Technology Corp. Ltd (the "Subsidiary") which focuses on developing and managing Telestone's overseas businesses. The Subsidiary will be responsible for all of Telestone's international businesses and focuses on the Company's international expansion efforts. The move is intended to simplify current command and reporting lines. The Subsidiary will also seek to identify new opportunities to ensure consistent growth in Telestone's overseas businesses.

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

In 2005, Telestone was a wireless communications coverage solutions provider solely to the Chinese market, and in 2006 the Company expanded marketing efforts to cover Vietnam, Indonesia, Malaysia, Thailand, and India. Since 2007 Beijing Telestone Communication Technology Corp. Ltd was established as one of the subsidiaries focusing on developing and managing Telestone's overseas businesses. So far, marketing has expanded to 19 countries in the world, such as the U.S., Vietnam, Mexico, Brazil, Russia, India, The Philippines, Thailand, Ireland, Ecuador, Mongolia, South Africa, Turkey, Indonesia & New Zealand. The expansion outside of China is a relatively new strategy for Telestone. The Company is pleased with the initial results and believe that the quality of our products and services will allow Telestone to be increasingly competitive internationally

The wireless coverage solutions include research and development and application of wireless communications technology. In addition to our homegrown wireless communications equipment which includes repeaters, antennas and radio frequency peripherals, we also offer project design, project management, installation, maintenance and other after-sales services which are required by our customers. Our wireless coverage solutions are created to further enhance the coverage of mobile telecommunications networks; this is done so as to improve the quality of reception for mobile phone users. These solutions we provide to the telecommunications industry cover indoor and outdoor environments, including hotels, residential estates, office buildings, airports, exhibition centers, underground stations, highways and tunnels. In 2006, having successfully completed commercial trials and deployment of 3D solution (third generation indoor coverage solution researched and developed by the Company), the Company expanded its services to telecommunication technologies markets, including the 3D solution, which utilizes fiber technology in the radio frequency signal distribution to transmit high speed data signals, and the PHS system optimization solution, which transitioned to network optimization phase from network maintenance phase, to address four major issues of wireless network; namely, network coverage, network planning, network capacity and network disturbance. The Company’s TD-SCDMA repeaters application solutions have the following merits: flexible network grouping, low construction cost, convenient and fast equipment installation and removal. It can be applied in signal coverage of blind spots such as signal blocked areas, tunnels and temporary meeting rooms. Because the TD-SCDMA system works in 2GHz frequency bands, it has weak penetrability compared with the 800MHz and the 900MHz frequency band of the 2G network. This weak penetrability will cause many blind signal spots and TD-SCDMA repeaters can be used to cover these blind signal spots. The Company anticipates that the TD-SCDMA repeaters application solutions will be very marketable in the PRC, because the development of the TD-SCDMA network will be completed in the PRC.

Since the establishment of Telestone in 1997, we have developed business relationships with both China Mobile Communications Corporation ("China Mobile") and China Unicom Limited ("China Unicom"), along with two PRC-based telecom carriers, China Netcom and China Telecom. China Unicom was our main customer in 2005, and this business association accounted for approximately 50.49% of total sales. In 2006, our main customers were China Unicom, China Mobile and China Telecom. In 2006, the total sales amount generated from China Unicom, China Mobile and China Telecom was roughly 35.65%, 29.97% and 26.56%, respectively. In 2007, our main customers were China Mobile and China Unicom, and the revenues from them were 41.92% and 38.69%, respectively. Over the three years, our business has grown steadily, and we believe there is a strong potential for growth.

Revenues Generated in 2005, 2006 and 2007

	2005		2006		2007
	$'000	% of revenue	$'000	% of revenue	$'000	% of revenue
China Mobile	3,055	17.55%	6,505	29.97%	14,076	41.92%
Chian Unicom	8,791	50.49%	7,739	35.65%	12,993	38.69%
China Netcom	1,011	5.81%	1,457	6.71%	1,407	4.19%
China Telecom	3,416	19.62%	5,765	26.56%	4,101	12.21%
Others	1,137	6.53%	242	1.11%	1,001	2.98%
Total	17,410		21,708		33,578

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

Our technology is licensed to a third party production center, owned by Shijiazhuang Spectrum Digital Communication Co., Ltd., which is located near our in-house research and development center. We are parties to a Memorandum of Cooperation with Shijiazhuang Spectrum Digital Communication Co., Ltd, which governs the relationship between us. The production center manufactures our products, per our research and development specifications, for resale and delivery by us to our customers.

We have offices in 26 provinces across the PRC offering sales, project survey, design, project management, and installation and maintenance services. We believe that this intensive sales and service strategy enriches our capability to increase our existing customers base in the PRC and empower us to provide timely response to customers’ inquires as well as technical and maintenance service upon our customer request. Our sales efforts are not focused in or dependent upon any particular regions or provinces of the PRC in terms of a material portion of the Company’s profit.

Our Business Strategies

In order to maintain our leading position in the PRC’s wireless coverage solutions sector, and expand and diversify our revenue streams, we will adopt a three pronged strategy to ensure value for its shareholders:

1. We plan to continue to invest in research and development for our key technologies and our products to enhance our leading position in wireless coverage technology and take full advantage of the PRC’s investment in the 3G networks. We have dedicated research and development to wireless coverage solutions and in the next three years our main business will continue to be wireless coverage solutions for mobile telecommunications. Our proprietary WFDS product is one of the leading indoor wireless coverage products in China, and it is applicable to 2G, 3G,, Broadband access and CATV networks.

2. In the domestic market, we intend to maintain strong relationships with Chinese mobile carriers and potentially make selective acquisitions in major provincial markets where we do not have leading market share. Our potential targets are companies that enjoy a leading market position and have strong business networks in their provincial markets or that have strong production capability and companies that own applicable value-added products whose customer premises network platform adapting to WFDS . We are confident that we will deepen our penetration of provincial markets and raise our overall market share through selective acquisitions and the promotion of new solutions.

3. We plan to also focus on building up our presence in markets outside the PRC. We will continue to strengthen our presence overseas by leveraging our expertise and leading wireless coverage products and solutions. In the United States, we plan to seek cooperation with peers that have strong research and development ability, and then develop technology and products that fit in the market of the PRC. However, we will also find partners within the integration business and then sell our products, as our products have a significant cost advantage. In the developing countries, we only seek cooperation with a local integration partner to deliver our leading wireless coverage solution technology, whom we then work with to set up our local products distribution channels

Competitive Advantages

The telecommunication coverage service within the PRC is an extremely competitive business. We always keep this in mind, so that we can maintain a competitive edge to help us stay one step ahead of the competition.

We believe we have the following competitive advantages:

•
We always focus on increasing our research and development efforts to develop superior and proprietary technologies, therefore, our R&D capability is ranked as a leader in technology in the telecommunication industry in PRC;

•	We are also proficient in integrated program technology and have an outstanding engineering project management system;

•	We have 26 branches in about 90% provinces of Mainland China, And our business covers about 20 countries all around world;

•	We employ a group of first-class wireless communication experts and every experienced and technologically savvy marketing staff in China;

•	We maintain long-term relationships China Unicom, China Mobile, China Telecom and China Netcom;

•	We provide our employees with continuing education administered through internal education programmers.

Description of Products & Engineering Services

We design and sell electronic equipment used to provide wireless communications coverage for our customers. Many of these types of equipment are highly specialized active microwave components designed to meet the needs of our customers, including WFDS products, RFPA products, passive components and base station antenna for 2G,3G , Broadband access and CATV networks.

In addition to designing and selling our products, we also provide systems integration services for our customers. The primary systems integration services provided to our customers are project design and engineering, specifically, the development and design of indoor (living quarters, hospital systems, and hotels) and outdoor (expressways, railways and blind areas) wireless signal complementary coverage solutions and its applied products. This includes the design of the required equipment, implementation, project quality evaluation as well as after-sale maintenance and optimization for system integration products, constructive products for engineering design projects and wireless network optimization products.

Research & Development

We maintain a research and development center where the majority of our products are designed by our highly trained and qualified staff of engineers and scientists. Our research and development center is equipped with the latest equipment and testing facilities which give our research and development personnel the tools they require to make significant advances into wireless coverage technologies. The center comprises several professional research departments including Wire-less Device Department, Active Parts Department, Antenna & Passive Products Department, Computer Application Department, and Mechanical Structure Department. The center operates relatively in an independent manner not only to insure professional performance of a module, but also to achieve the best implementation of the complete system in terms of both structure and reliability. We seek to remain at the forefront of current and future technologies, paying close attention on a constant basis to evolving development trends in the domestic and international technologies. Our R&D capacity is recognized and affirmed by the PRC government and has won accolades such as Project Certificate of National-level Torch Program and Project Certificate of Nation-level Spark Program. In addition, a number of our products and systems, several of which have been patented or are patent pending, have been awarded various science and technology honors by PRC provincial and municipal governments. Currently the research center has two departments, of which one is focusing on technology standards and system solutions, and the other is focusing on the research and development of fiber and RF equipment. Two departments work on designing new products to meet the expected increased demand for 3G wireless products in the PRC.

Competition

Our main domestic competitors are Guangdong Comba, Wuhan Hongxin and China GrenTech.

•	Guangdong Comba is one of the first Chinese domestic telecom manufacturers. The company is listed on the Hong Kong Stock Exchange under the stock symbol: 2342.HK

•	China GrenTech, formerly Powercom Holdings Limited, was founded in 1999 and is based in Shenzhen. It is listed on Nasdaq Global Market under the symbol GRRF.

•
Wuhan Hongxin, originally a state-owned enterprise under the management of Wuhan Post & Telecom Academy, has a strong technical background and sales network. Wuhan Hongxin is a large company with a diverse group of products outside of the wireless coverage sector.

Our potential international competitors include Powerwave Technologies and Andrew Corporation. Those overseas competitors are not a key threat to Telestone because they have no competitive advantage with respect to product costs and they are not accustomed to the marketplace of the PRC.

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

The telecommunications industry, including certain wireless coverage solution provider services, is highly regulated in the PRC. Regulations issued or implemented by the State-owned Assets Suprevision and Administration Commission of the State Council, Ministry of Information Industry of PRC and other relevant government authorities cover many aspects of telecommunications network operations, including entry into the telecommunications industry, the scope of permissible business activities, interconnection and transmission line arrangements, tariff policy and foreign investment.

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

Our business may be severely disrupted if we lose the services of our key executives and employees or fail to add new senior and middle managers to our management. Our future success is heavily dependent upon the continued service of our key executives, particularly Han Daqing, our Chief Executive Officer and President, Luo Zhengbin, our Chief Technology Officer, Liu Dongping, our Chief Financial Officer and Yu Yongjing our Chief Operating Officer. Our future success is also dependent upon our ability to attract and retain qualified senior and middle managers to our management team. If one or more of our current or future key executives and employees are unable or unwilling to continue in their present positions, we may not be able to easily replace them, and our business may be severely disrupted. In addition, if any of these key executives or employees joins a competitor or forms a competing company, we could lose customers and suppliers and incur additional expenses to recruit and train personnel. Each of our executive officers has entered into an employment agreement with us.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

We currently occupy 26 offices, including one branch office in which we maintain certain ownership rights. The balance of our office space is leased by us under lease arrangements we deem to be satisfactory. In addition we lease 18 buildings used by us as warehouses and dormitories in the PRC and one building as our research and development center. We lease our headquarters, located at Floor 6 and Floor 5, Saiou Plaza, No. 5 Haiying Road, Fengtai Technology Park, Beijing, PRC 100070, for $197,505 per year, pursuant to an operating lease that expires in June 2007. This office space is approximately 2,220 square meters. We also lease the building housing our research and development center, located at 4-2 East Wing, No. 368 New Stone North Road, Shijiazhuang, PRC, for approximately $17,870 per year, pursuant to an operating lease that expires in April 2014. Shandong Guolian, our subsidiary, owns approximately 790 square meters of office space in Jinan, Shandong.

ITEM 3.  LEGAL PROCEEDINGS

On Dec 24. 2004, a former stockholder of Beijing Telestone initiated arbitration proceedings in the PRC against SMI alleging the failure of SMI to settle the payment of the consideration owed to said stockholder as a result of the transaction pursuant to which SMI acquired all of the outstanding share capital of Beijing Telestone. The value of the above claim is approximately $1.2 million. The claim was rejected based on lack of jurisdiction.

As a result of the rejected claim, the former shareholder initiated a new legal proceeding in the PRC against SMI and Beijing Telestone based on the same claim. The value of this claim is nearly $1 million. The court hearing commenced on May 10, 2006 and closed on December 19, 2006. The Second Intermediate People’s Court of Beijing reached a verdict and announced that SMI and Beijing Telestone were not required to compensate Ke Jie the ex-stockholder of SMI. On October 23, 2007, the High People’s Court of Beijing (the appellate court)announce that the verdict from Second Intermediate People’s Court of Beijing was upheld and SMI was not required to compensate Ke Jie.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the holders of our common stock during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

The shares of our common stock are currently traded on the NASDAQ Global Market under the trading symbol “TSTC”. The shares of our common stock were traded on the American Stock Exchange from May 2005 to September 2006. In late September 2006, we were transferred from AMEX and our shares of common stock began trading on the NASDAQ Capital Market.

On Jan 30, 2007 the NASDAQ Stock Market approved Telestone’s transfer from its NASDAQ Capital Market listing to a NASDAQ Global Market listing. Our shares of common stock continue to trade under its "TSTC" trading symbol.

Holders. As of March 12, 2008, we had 233 holders of shares of common stock of record. Our common stock had a closing bid price of $5.07 per share March 12, 2008.

The following table sets forth the quarterly average high and low bid prices per share for the common stock for the past two years:

Fiscal Year Ended December 31, 2006	Common Stock
	High	Low
First Quarter	$5.28	$3.52
Second Quarter	$5.30	$3.55
Third Quarter[1]	$6.00	$3.40
Fourth Quarter	$9.25	$3.85

	Common Stock
Fiscal Year Ended December 31, 2007	High	Low
First Quarter[2]	$11.12	$6.10
Second Quarter	$9.25	$5.46
Third Quarter	$7.25	$4.50
Fourth Quarter	$8.50	$4.98

1 In September 2006 we were transferred from AMEX to NASDAQ Capital Market.

2 In January 2007, we were upgraded from NASDAQ Capital Market to NASDAQ Global Market.

Such quotations are without retail mark-ups, mark-downs or commissions, and may not represent actual transactions and have not been adjusted for stock dividends or splits.

Outstanding Options, Conversions, and Planned Issuance of Common Stock. Except as hereinafter set forth, there are no options outstanding to acquire any additional shares of common stock. In August 2004, warrants to purchase an aggregate of 950,000 shares or our common stock at an excessive price of $3.00 per share were issued to 14 of our creditors under the Plan. The warrants expire on March 24, 2009. As of the date of this Annual Report, warrants to purchase 935,000 shares of our common stock have been exercised, resulting in proceeds of $2,805,000. As of the date of this Annual Report, the warrants have not been registered under the Securities Act of 1933, as amended. In February 2007, we issued additional warrants 177,403 shares and excessive price of $11.60 per share as described below in the section entitled “Recent Sales of Unregistered Securities.”

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

Securities Authorized for Issuance Under Equity Compensation Plans. As of the fiscal year ended December 31, 2007, we have no shares of our common stock or preferred stock that are issuable under compensation plans approved by our security holders.

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

Our wireless coverage solutions business is comprised of research, development and application of wireless communications technology. In addition to sales of our internally designed wireless communication equipment, including repeaters, antennas and radio frequency accessories, we also provide project design, project management, installation, maintenance and other after-sales services in accordance with our customers' requirements. Since the establishment of Telestone in 1997, we have gradually developed business relationships with China Mobile, China Unicom, China Telecom and China Netcom, which currently are our main customers. During 2007, we saw a significant improvement in revenue from sales of our products and services to China Mobile and China Unicom. In the mean time, we improved our business relationships with wireless system equipment vendors within China. We also made progress in overseas markets during 2007. We have been granted FCC certification in United States and GOST R certification in Russia, and signed our first contracts in Latin American countries such as Brazil and Mexico. In the meantime we are continuing to penetrate overseas markets in South-East Asia, specifically; Vietnam, Indonesia and India, through our established business relationships with local telecommunication carriers in the region.

In anticipation that 3G-licensed Chinese domestic carriers will likely face problems associated with multi-carriers and multi-mobile telecommunication systems, We developed our Wireless Fiber Distribution System (“WFDS”), a leading wireless indoor coverage solution, which is applicable to all the modes of wireless networks, such as 2G and 3G, in 2007. We have received positive response from China Mobile on WFDS field tests in its TD-SCDMA networks conducted in the third quarter of 2007, and are promoting the solution to the major wireless carriers in the PRC. In the second half of 2007, revenues generated from the sales of WFDS accounted for 12% of our total revenues.

Telestone has completed the acquisition of Shandong Guolian. The financial results of Shandong Guolian were consolidated in our third quarter 2007 results. Shandong Guolian is a leading provider of wireless coverage services for carriers in the Shandong Province of the PRC. The principal business activities of Guolian and its subsidiary are design, development, production and installation and trading of wireless telecommunication coverage system equipment.

SIGNIFICANT ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe critical accounting policies as disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2007 reflect the more significant judgments and estimates used in preparation of our financial statements. We believe there have been no material changes to our critical accounting policies and estimates for the year ended December 31, 2007 compared to those discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

RESULTS OF OPERATIONS

Our operating results are presented on a consolidated basis for the fiscal year ended December 31, 2007, as compared to the fiscal year ended December 31, 2006.

For the years ended December 31, 2007 and 2006, a tabular summary of results of operations is as follows:

	2006		2007		Growth
	$'000	% of revenue	$'000	% of revenue	$'000	% of revenue
Revenue	21,708		33,578		11,870	54.68%
Equipment and services	10,691	49.25%	16,534	49.24%	5,843	54.65%
Gross profit	11,017	50.75%	17,044	50.76%	6,027	54.71%
Sales and Marketing	2,917	13.44%	4,614	13.74%	1,697	58.18%
General and administrative	1,674	7.71%	3,911	11.65%	2,237	133.63%
Research and development	605	2.79%	822	2.45%	217	35.87%
Depreciation and amortization	241	1.11%	288	0.86%	47	19.50%
Interest expense	55	0.25%	100	0.30%	45	81.82%
Other income,net	442	2.04%	727	2.17%	285	64.48%
Net income before income tax	5,967	27.49%	8,036	23.93%	2,069	34.67%
Income tax	1,353	6.23%	1,998	5.95%	645	47.67%
Net income	4,614	21.25%	6,038	17.98%	1,424	30.86%
Foreign currency translation adjustment	650	2.99%	2,002	5.96%	1,352	208.00%
Comprehensive income	5,264	24.25%	8,040	23.94%	2,776	52.74%

We derive our revenues primarily from capital expenditures made by the PRC’s telecommunications carriers. Our operating revenues are composed of sales of wireless equipment and service income that includes system integration, engineering services, technical support, wireless network optimization and network maintenance .

Our consolidated net income increased by 30.86% to $6,038,000 for the year ended December 31, 2007, as compared to the prior year period. This increase is attributable to an increase in revenue of 54.68% in fiscal year 2007 as compared to fiscal year 2006. In addition, the Company was fully exempt from income tax in 2004 and 2005, and has 50% reduction on standard tax rate for three years from 2006.

For the year ended December 31, 2007, our net income before income tax increased by 34.67% to $8,036,000, compared to $5,967,000 in 2006.

For the years ended December 31, 2007 and 2006, a tabular summary of our revenue is as follows:

	2006		2007		Growth
	$'000	% of revenue	$'000	% of revenue	$'000	% of revenue
product sales	16,769	77.25%	24,456	72.83%	7,687	45.84%
service sales	4,939	22.75%	9,122	27.17%	4,183	84.69%
total	21,708		33,578		11,870	54.68%

Our revenue for the year ended December 31, 2007 was $33,578,000 representing an increase of approximately 54.68% from the previous year. Sales of equipment for the year ended December 31, 2007 were $24,456,000, representing an increase of 45.84% from the previous year. Service income for the year ended December 31, 2007 was $9,122,000, representing an increase of 84.69% from the previous year. The reason for the increased revenue is due to our capturing of greater market opportunities in expanding our businesses, including the increase in revenue from existing customers such as Beijing Mobile, and the revenue received from our new customer Xiamen Mobile and Shandong Mobile etc.

	2006		2007		Growth
	$'000	% of revenue	$'000	% of revenue	$'000	% of revenue
China Mobile	6,505	29.97%	14,076	41.92%	7,571	116.39%
Chian Unicom	7,739	35.65%	12,993	38.69%	5,254	67.89%
China Netcom	1,457	6.71%	1,407	4.19%	(50)	-3.43%
China Telecom	5,765	26.56%	4,101	12.21%	(1,664)	-28.86%
Others	242	1.11%	1,001	2.98%	759	313.64%
Total	21,708		33,578		11,870	54.68%

Our revenue generated from China Mobile and China Unicom for the year ended December 31, 2007 increased due to expansion of our business in existing customers such as Beijing Mobile listed top 3 from top 6 in Beijing market and develop new customers such as Xiamen Mobile, Shandong Mobile, Henan Mobile, Shanxi Mobile and Sichuan Unicom. And our new business WFDS also had contributed significantly to the revenues. Our revenue generated from China Netcom and China Telecom for the year ended December 31, 2007 decreased due to our PHS (Personal Handy-phone System) investment. Our revenue generated from others increased mainly to the expansion of oversea sales.

Our revenue generated from China Mobile accounted for 41.92% of our total revenue in 2007, an increase of 116.39% compared to that of last year. Our revenue generated from China Unicom accounted for 38.69% of total revenue in 2007, an increase of 67.89% compared to that of last year. Our revenue generated from China Netcom accounted for 4.19% of total revenue, a decrease of 3.43% compared to that of last year. Our revenue generated from China Telecom accounted for 12.21% of total revenue, a decrease of 28.86% compared to that of last year. Sales to agents and other system integrators accounted for 2.98% of our total revenue in 2007, an increase of 313.64% compared to that of last year.

During fiscal year 2007, we implemented a development plan to enrich our product mix, strengthen our research and development, provide better services for our customers and enter overseas markets. We believe going forward such campaign will help sustain our current revenue and generate additional revenue.

Gross profit. Our gross profit on sales of equipment and services was $17,044,000, representing an increase of 54.71% as compared to $ 11,017,000 for the previous year.

For the years ended December 31, 2007 and 2006, a tabular summary of the condensed statement of operations is presented below:

	2006		2007		Growth
	$'000	% of revenue	$'000	% of revenue	$'000	% of revenue
Revenue	21,708		33,578		11,870	54.68%
Equipment and services	10,691	49.25%	16,534	49.24%	5,843	54.65%
Gross profit	11,017	50.75%	17,044	50.76%	6,027	54.71%

During this period, our gross profit increased largely as a result of increase sales and new businesses have contributed to our revenue.

Gross profit margin. Our gross margin on sales of equipment and services was 50.76% in 2007 compared to 50.75% in 2006. Our gross margin was nearly same with the previous year, and we will continue to taking active measures to keep our gross profit margin from being diluted by pressure of rising cost.

We plan to take the following measures to control our costs:

•	Reducing purchasing costs through large scale procurement;

•	Decreasing the use of raw materials through system design optimization;

•	Regularly improving our system integration technologies; and

•	Optimizing our supply chain to in turn receive better terms from suppliers.

We intend to accomplish this by:

•	establishing a digital control system on assembly machinery;

•	purchasing advanced equipment to improve installation efficiency;

•	checking and modifying standard working time based on actual work time and reducing standard working time per piece; and

•	enhancing installation organization by developing a special team to control costs in advance and/or during the installation process.

Net income. Our consolidated net income increased by 30.86% to $6,038,000 for the year ended December 31, 2007, as compared to the prior year. This increase is attributable to an increase in revenue of 54.68% in 2007 as compared to 2006. The Company was fully exempt from income tax in 2004 and 2005, and has 50% reduction on standard tax rate for three years from 2006. For the year ended December 31, 2007, our net income before income tax increased by 34.67% to $8,036,000, compared to $5,967,000 in 2006.

Equipment and services expenses. Equipment and services expenses were approximately $16,534,000 or 49.24% of revenue for the year ended December 31, 2007, as compared to $10,691,000, or 49.25% of revenue for the year ended December 31, 2006.

Sales and Marketing. Sales and marketing expenses were approximately $4,614,000 or 13.74% of our revenues for the year ended December 31, 2007 and were $2,917,000, or 13.44% of our revenue for the year ended December 31, 2006. The increase in sales and marketing expenses originated from the expense in market development and the promoting the new products WFDS. During fiscal year 2007, we continuously spent our sales and marketing efforts in entering into overseas markets, such as Brazil, and Russia. We believe these investment efforts will improve our Company’s profitability in the long run.

General and Administrative and Research and Development. General and administrative expenses were $3,911,000 or 11.65% of our revenue for the year ended December 31, 2007, as compared to $1,674,000, or 7.71% of revenue in the prior year. The major reasons for the increase in general and administrative expenses were due to our increase consulting fees for Sarbanes-Oxley compliance 404 and other expenses for supporting the expansion of businesses.

Research and development expenses were $822,000, or 2.45% of revenues for the year ended December 31, 2007, as compared to $605,000, or 2.79% of revenues in the prior year. The main reason for this increase is that in fiscal year 2007 we put more investment in research and development to maintain our competitive edge.

Liquidity and Capital Resources

We generally finance our operations from cash flow generated internally and bank loans. As of December 31, 2007, we had current assets of $62,802,000. Current assets comprised inventories of $8,023,000, accounts receivable of $45,013,000, prepayments, deposits and other receivables of $4,293,000, and cash and cash equivalents of $5,473,000. Current liabilities comprised accounts payable of $7,614,000, tax payables of $4,741,000, short-term loan 2,051,000 and other payables and accruals of $9,829,000.

Our net cash outflow from operating activities was $3,875,000 for the year ended December 31, 2007. At December 31, 2006, cash and cash equivalents were $5,473,000. Current assets were $62,802,000, reflecting a current ratio of 2.26:1.

We anticipate that our working capital resources are adequate to fund anticipated costs and expenses for the year ending December 31, 2007.

Our trading terms with our customers are mainly on credit. The credit period is generally for a period of less than one year. The accounts receivable turnover period for the year ended December 31, 2007 was 406 days compared to 464 days for the year ended December 31, 2006. Inventory turnover period for the year ended December 31, 2007 was 177 days, compared to 168 days in 2006.

As of December 31, 2007, our cash and bank balances were mainly denominated in RMB and United States dollars while our bank borrowings were mainly denominated in RMB. Our revenue and expenses, assets and liabilities are mainly denominated in RMB and United States dollars. Recently, the exchange rate fluctuations in the PRC have led to an appreciation of currency. This may result in certain exchange risks.

Capital structure and solvency. We have from cash flows cash and cash equivalents in the amount of $5,473,000 for the period ended December 31, 2007. Although we have net current assets as of the balance sheet date, the long turnover period of accounts receivables caused cash flow pressure, particularly as we also attempted to expand our R&D activities. Management is exploring other resources for funding our current operations and future development, which include raising capital and applying for additional banking facilities.

On February 23, 2007, completed a Securities Purchase Agreement with certain institutional and other accredited investors, as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended, pursuant to which we sold in a private placement an aggregate of 669,444 shares of our common stock and warrants to purchase an aggregate of 133,889 shares of its common stock (the “Investor Warrants”.  The price paid for the common stock was $9.00 per share. The Investor Warrants are exercisable for a period of four years, beginning six months after the date of issuance, at an exercise price of $11.60 per share.  The exercise price for the Investor Warrants is subject to an adjustment upon certain issuances by the Company of its common stock below the price per share paid by the investors; provided, however, that the exercise price may not be adjusted below $10.10 per share. In addition, we issued our placement agent in connection with private placement a warrant (the “Agent Warrant”) to purchase 43,514 shares of our common stock. The Agent Warrant is on the same terms as the Investor Warrants.

As of December 31, 2007, our total assets were $67,091,000 and our total liabilities were $24,265,000, reflecting a gearing ratio of 36.17%. Our gearing ratio, calculated as total debts (including short-term bank loans and finance lease payables) over total assets, was 36.17% and 40.98% as of December 31, 2007 and 2006, respectively.

Asset utilization and efficiency. As of December 31, 2007, our total assets were $67,091000 and our operating revenue was $67,091,000 reflecting a total asset turnover of 50.05%.

Accounts Receivable

As of December 31, 2007, our accounts receivables were $45,013,000 as compared to $29,777,000 for the previous year. Our accounts receivables as of December 31, 2007 as compared to that as of December 31, 2006 are summarized as follows:

Accounts receivables are stated at the amount billed to customers. We recognize an allowance for doubtful accounts to ensure trade and other receivables are not overstated due to uncollectibility. Of the retentions balance as of December 31, 2007 and 2006, approximately $685,000 and $350,000 respectively, are expected to be collected in one year.

The increase in our accounts receivable for the year ended December 31, 2007 is primarily the result of the decision of most PRC-based mobile operators to no longer prepay a percentage of contracted solutions, but instead to do business on credit. The credit period is generally for a period of six to nine months. Accounts receivable are stated at the amount billed to customers.  Accounts receivables are presented net of an allowance for doubtful accounts. Our estimate of allowance for doubtful account is based on a variety of factors, including historical collection experiences, existing economic conditions and a review of the current status of the receivable.  In December of 2007 and 2006, allowance for doubtful accounts were $4,435,000 and $2,923,000 respectively. Other receivables are presented net of allowance for doubtful accounts as of December 31, 2007 and 2006.

We have made attempts to adequately address accounts receivable turn-over problems and have made efforts to shorten the collection period.

In 2007, the collection of account receivables amounted to $49,448,000, which exceeded the amount in 2006. The Company took practical measures to collect the account receivables from certain China Unicom branches, including Tianjin Unicom, Hebei Unicom and Xinjiang Unicom, and made progress with respect to Beijing Mobile.

The Company paid particular attention to lowering the turnover period of our accounts receivable balances and have taken the following measures:

(1) The provincial branch managers and the headquarters district managers are in charge of the collection of the account receivables, which form an important element of their performance evaluation.

(2) The Company keeps in touch with the management and the key department (such as the financial department and the planning department) of the carriers in headquarters as well as the provincial branches to monitor the collection of the account receivables.

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

Major Milestones

We formed a subsidiary focusing on international business development. The Subsidiary is responsible for all of Telestone's overseas businesses and which spearheads the Company's international expansion efforts and simplifies current command reporting lines. The Subsidiary will also seek to identify new opportunities for delivering consistent growth to Telestone's overseas businesses. The Subsidiary is led by Mr. Zhang Yongjun, the former COO of Telestone, who will report directly to Mr. Han Daqing, CEO.

We received the feedback from China Mobile on WFDS field tests. These trials, which were carried out by China Mobile on TD-SCDMA networks in Xiamen and Beijing during third quarter 2007, covered a comprehensive range of criteria and applied strict testing standards on the WFDS equipment supplied. The application costs of WFDS were also carefully analyzed and assessed, and the response from China Mobile was quite positive.

We entered into agreement to acquire Shandong Guolian Communication Technology Co., Ltd. and completed the acquisition in July5, 2007. Guolian is a leading provider of wireless coverage integration services for carriers in Shandong Province, China. Guolian has strong ties with various wireless communications operators in Shandong Province and maintains a leading market share amongst wireless coverage integration solutions within the region.

We entered into a definitive agreement for a $6.0 million private placement in February 2007. We have entered into definitive agreements to sell securities at an aggregate purchase price of $6,025,000 consisting of 669,444 shares of common stock and 4-year warrants to purchase 133,889 shares of common stock at an exercise price of $11.60 per share in a private placement with certain institutional investors pursuant to a securities purchase agreement between the company and such investors. Maxim Group, LLC acted as the sole placement agent for the transaction.

We signed first sales agreements in Brazil and Mexico. Telestone is now in the process of applying for license approval to sell a broader range of products in Brazil. Products sold as part of the Agreements do not need local certification in either country.

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

Telestone Technologies Corporation

Report of Independent Registered Public Accounting Firm

To the Audit Committee, Stockholders and Board of Directors
Telestone Technologies Corporation

We have audited the accompanying consolidated balance sheets of Telestone Technologies Corporation and its subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations and other comprehensive income, changes in stockholders' equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

Mazars CPA Limited
Certified Public Accountants
Hong Kong
Date: March 25, 2008

Telestone Technologies Corporation

Consolidated Statements of Operations and other comprehensive income
Years ended December 31, 2007 and 2006
(Dollars in thousands except share data and per share amounts)

		Years ended December 31,
		2007	2006
	Note	US$’000	US$’000
Operating revenues:
Net sales of equipment		24,456	16,769
Service income		9,122	4,939

		33,578	21,708
Operating expenses:
Equipment and services		16,534	10,691
Sales and marketing		4,614	2,917
General and administrative		3,911	1,674
Research and development		822	605
Depreciation and amortization		288	241

Total operating expenses		26,169	16,128

Operating income		7,409	5,580

Interest expense		(100)	(55)
Other income, net		727	442

Income before income taxes		8,036	5,967

Income taxes	11	(1,998)	(1,353)

Net income		6,038	4,614

Other comprehensive income
Foreign currency translation adjustment		2,002	650

Comprehensive income		8,040	5,264

Earnings per share:	3

Weighted average number of shares outstanding

Basic		9,578,956	8,682,736
Dilutive effect of warrants		108,141	52,879

Diluted		9,687,097	8,735,615

Net income per share of common stock		US$	US$

Basic (US$)		0.63	0.53

Diluted (US$)		0.62	0.53

The accompanying notes are an integral part of these consolidated financial statements.

Telestone Technologies Corporation

Consolidated Balance Sheets
As of December 31, 2007 and 2006
(Dollars in thousands except share data and per share amounts)

		As of December 31,
		2007	2006
	Note	US$’000	US$’000
ASSETS
Current assets:
Cash and cash equivalents		5,473	3,380
Accounts receivable, net of allowance	5	45,013	29,777
Due from related parties	15	1,792	1,409
Inventories	10	8,023	5,048
Prepayment		1,169	315
Other current assets		1,332	373

Total current assets		62,802	40,302

Goodwill	7	3,119	-
Property, plant and equipment, net	6	1,170	821

		4,289	821

Total assets		67,091	41,123

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long term loan from related parties	15	28	-
Short-term bank loans	9, 15	2,051	1,279
Accounts payable - Trade		7,614	6,314
Customer deposits for sales of equipment		262	20
Due to related parties	15	2,318	2,001
Taxes payable		4,741	2,571
Accrued expenses and other accrued liabilities		7,221	4,668

Total current liabilities		24,235	16,853

Long term loan from related parties	15	30	-
		24,265	16,853
Commitments and contingencies	16	-	-
Stockholders’ equity:
Preferred stock, US$0.001 par value, 10,000,000 shares authorized, no shares issued		-	-
Common stock and paid-in-capital, US$0.001 par value: Authorized - 100,000,000 shares as of December 31, 2007		-	-
Issued and outstanding - 10,404,550 shares as of December 31, 2007 and 8,935,106 shares as of December 31, 2006	13	11	9
Dedicated reserves	14	3,199	2,619
Additional paid-in capital		18,989	8,475
Other comprehensive income		3,017	1,015
Retained earnings		17,610	12,152

Total stockholders’ equity		42,826	24,270

Total liabilities and stockholders’ equity		67,091	41,123

The accompanying notes are an integral part of these consolidated financial statements.

Telestone Technologies Corporation

Consolidated Statements of Changes in Stockholders' Equity
Years ended December 31, 2007 and 2006
(Dollars in thousands except share data and per share amounts)

	Common stock issued		Additional		Other compre-
	Number of shares	Amount	paid-in capital	Dedicated reserves	hensive income	Retained earnings	Total
		US$’000	US$’000	US$’000	US$’000	US$’000	US$’000
Balance at January 1, 2006	8,577,106	8	7,401	2,131	365	8,026	17,931
Issuance of stock for warrant exercised	358,000	1	1,074	-	-	-	1,075
Foreign currency translation adjustment	-	-	-	-	650	-	650
Net income	-	-	-	-	-	4,614	4,614
Transfer to dedicated reserves	-	-	-	488	-	(488)	-

Balance at December 31, 2006	8,935,106	9	8,475	2,619	1,015	12,152	24,270

Balance at January 1, 2007	8,935,106	9	8,475	2,619	1,015	12,152	24,270
Issuance of stock (net of expenses)	1,469,444	2	10,514	-	-	-	10,516
Net income	-	-	-	-	-	6,038	6,038
Foreign currency translation adjustment	-	-	-	-	2,002	-	2,002
Transfer to indicated reserves	-	-	-	580	-	(580)	-

Balance at December 31, 2007	10,404,550	11	18,989	3,199	3,017	17,610	42,826

The accompanying notes are an integral part of these consolidated financial statements.

Telestone Technologies Corporation

Consolidated Statements of Cash Flows
Years ended December 31, 2007 and 2006
(Dollars in thousands except share data and per share amounts)

		Years ended December 31,
	Note	2007	2006
		US$’000	US$’000
Cash flows from operating activities
Net income		6,038	4,614
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization		260	240
Provision for doubtful accounts		1,512	383
Write-off of property, plant and equipment		56	-
Profit on disposal of property, plant and equipment		-	(239)
Changes in assets and liabilities:
Accounts receivable		(10,088)	(6,896)
Inventories, net		(1,629)	(2,686)
Due from related parties		154	(44)
Prepayment		56	237
Other current assets		(527)	(125)
Accounts payable		(1,362)	1,953
Due to related parties		113	(202)
Customer deposits for sales of equipment		(195)	16
Taxes payable		143	(3,166)
Accrued expenses and other accrued liabilities		1,594	2,910

Net cash used in operating activities		(3,875)	(3,005)

Cash flows from investing activities
Purchase of property, plant and equipment		(270)	(148)
Proceeds from disposal of property, plant and equipment		-	391
Acquisition of subsidiary, net of cash disbursed	8	(186)	-

Net cash (used in) provided by investing activities		(456)	243

Cash flows from financing activities
Proceeds from issuance of common stock		5,454	1,075
Proceeds from short-term bank loan		2,051	1,279
Repayment of short-term bank loan		(1,630)	-
Repayment of long-term loan		(12)	-

Net cash provided by financing activities		5,863	2,354

Net increase (decrease) in cash and cash equivalents		1,532	(408)

Cash and cash equivalents, beginning of year		3,380	3,605
Effect on exchange rate changes		561	183

Cash and cash equivalents, end of year		5,473	3,380

Supplemental disclosure of cash flow information
Interest received		37	20
Interest paid		(100)	(55)
Tax paid		(1,237)	(1,154)

Non-cash investing activity
Issuance of common stock arising from acquisition of a subsidiary	7	5,062	-

The accompanying notes are an integral part of these consolidated financial statements.

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2007 and 2006
(Dollars in thousands except share data and per share amounts)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Telestone Technologies Corporation (“TSTC”), formerly known as Milestone Capital, Inc. was organized under the laws of the State of Colorado in February 1987 under the name Shield Enterprises, Inc. In August 2004, the Company reincorporated in the State of Delaware under the name Telestone Technologies Corporation.

Success Million International Limited (“SMI”), a company established in the Hong Kong Special Administrative Region of the People’s Republic of China (the “PRC”) on August 23, 2004, is a wholly owned subsidiary of TSTC and had no business operations since incorporation. Beijing Telestone Technology Company Limited (“Beijing Telestone”), a wholly-owned subsidiary of SMI, established in Beijing, the PRC with operating period for an initial term of 20 years until April 12, 2024, it is engaged in the business of design, development, installation and trading of wireless telecommunication coverage system equipment.

Beijing Telestone Wireless Telecommunication Company Limited (“BTWTC”), being considered as a variable interest entity (“VIE”) owned by TSTC’s directors and stockholders, was established in Beijing, the PRC with a tenture of 20 years from 17 June 2005 to 16 June 2025. As TSTC adopted FIN 46 for all periods presented, the financial statements of BTWTC are consolidated in the financial statements of Beijing Telestone.

On July 5, 2007, BTWTC, Shandong Guolian Telecommunication Technology Limited (“Guolian”)(note) and owners of Guolian entered into a Share Transfer Agreement (the “Agreement”). Under the Agreement, 100% equity ownership interests in Guolian and its wholly owned subsidiary, Pan-pacific Telecommunication Company Limited (“Pan-pacific”)(note), had been wholly transferred by the owners of Guolian to BTWTC. Guolian and Pan-pacific were established in Jinan, Shandong Province, the PRC on February 9, 1999 and October 22, 1999 respectively. The principal business activities of Guolian and Pan-pacific are design, development, production and installation and trading of wireless telecommunication coverage system equipment.

On October 8, 2007, BTWTC has established a wholly-owned subsidiary company named Beijing Telestone Communication Technology Corporation Limited (“BTCTC”) with operating period of 20 years until October 7, 2027. The principal activity of BTCTC is developing and managing the business operation of the Company outside the PRC since October 8, 2007.

In this report, TSTC, SMI, Beijing Telestone, BTWTC, Guolian, Pan-pacific and BTCTC are collectively referred to as the “Company”.

Note: These are direct translation of name in Chinese for identification purpose only and are not the official name in English.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Principles

The consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America (“USGAAP”).

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2007 and 2006
(Dollars in thousands except share data and per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of consolidation

The consolidated financial statements include the accounts of TSTC, its subsidiaries and a VIE. The results of the subsidiaries acquired or disposed of during the year are consolidated from the effective dates of acquisition or to the effective dates of disposal, respectively.

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

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2007 and 2006
(Dollars in thousands except share data and per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill

Goodwill on acquisition of businesses, being the excess of the cost of the acquisition over the Company’s share of the fair value of the identifiable assets, liabilities and contingent liabilities, is recognised as a separate asset. Goodwill is carried at cost less accumulated impairment losses, which is tested for impairment annually or more frequently if events or changes in circumstances indicate that the carrying value may be impaired. Goodwill is allocated to cash-generating units for the purpose of impairment test and determination of gain or loss on disposal. An impairment loss on goodwill is not reversed.

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

Operating leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Rental receivables and payables under operating leases are recognized as income and expenses respectively on the straight-line basis over the lease term.

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2007 and 2006
(Dollars in thousands except share data and per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash equivalents

The Company considers short-term, highly liquid investments with original maturities of three months or less to be cash equivalents.

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

Translation adjustments, when material, resulting from this process are recorded in accumulated other comprehensive income within stockholders’ equity. Other comprehensive income for foreign currency translation was recorded for the years ended December 31, 2007 and 2006 after the Renminbi ceased to be pegged to the United States Dollars during last year.

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

Comprehensive income

SFAS No. 130, "Reporting Comprehensive Income", requires the presentation of comprehensive income, in addition to the existing statements of operations. Comprehensive income is defined as the change in equity during the year from transactions and other events, excluding the changes resulting from investments by owners and distributions to owners.

Allowance for doubtful accounts

Accounts receivable are stated at the amount billed to customers. The Company recognizes an allowance for doubtful accounts to ensure trade and other receivables are not overstated due to uncollectibility. The Company’s estimate is based on a variety of factors, including historical collection experience, existing economic conditions and a review of the current status of the receivable. Accounts receivable are presented net of an allowance for doubtful accounts of US$4,435 and US$2,923 as of December 31, 2007 and 2006 respectively.

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2007 and 2006
(Dollars in thousands except share data and per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Related parties

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Recently issued accounting standards

There are no new accounting pronouncements for which adoption is expected to have a material effect on the Company's financial statements in future accounting periods.

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

4.	OPERATING RISKS

(a)	Concentration of major customers and suppliers
	Year ended December 31,
	2007	2006
	US$’000	US$’000
Major customers with revenues of more than 10% of the Company’s sales
Sales to major customers	29,864	20,009
Percentage of sales	89%	92%
Number	3	3

Major suppliers with purchases of more than 10% of the Company’s purchases
Purchases from major suppliers	4,975	4,801
Percentage of purchases	30%	46%
Number	2	2

Accounts receivable related to the Company’s major customers comprised 72% and 92% of all account receivables as of December 31, 2007 and 2006 respectively.

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2007 and 2006
(Dollars in thousands except share data and per share amounts)

4.	OPERATING RISKS (CONTINUED)

(a)	Concentration of major customers and suppliers (Continued)

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

5. ACCOUNTS RECEIVABLE

	As of December 31,
	2007	2006
	US$’000	US$’000
Completed contracts	48,733	31,568
Retentions	715	1,132

	49,448	32,700
Allowance for doubtful accounts	(4,435)	(2,923)

	45,013	29,777

Of the retentions balance as of December 31, 2007 and 2006, approximately US$685 and US$350 respectively are expected to be collected within one year.

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2007 and 2006
(Dollars in thousands except share data and per share amounts)

6.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment is summarized as follows:

	Estimated useful life	As of December 31,
	(in years)	2007	2006
		US$’000	US$’000
Buildings	30	287	-
Leasehold improvement	5	81	100
Plant and machinery	5	515	409
Office equipment	5	838	602
Motor vehicles	5	545	438

		2,266	1,549
Accumulated depreciation		(1,096)	(728)

		1,170	821

7.	ACQUISITION

With the expansion of business of the Company, on July 5, 2007, BTWTC acquired 100% of equity interests of Guolian and Pan-pacific (collective referred to as “Guolian”). The acquisition of Guolian has been recorded using the purchase method of accounting in accordance with SFAS No. 141. The Company has allocated the Purchase Price to the assets and liabilities based on the fair value of the net assets at the effective date of the acquisition. At July 5, 2007, the fair value of identifiable assets, less the amount of liabilities of Guolian, was approximately $2,443 which comprised gross assets of approximately $7,990 less total liabilities of about $5,547. Goodwill of approximately $3,119 was recorded as part of the acquisition. This amount represented the excess of the Purchase Price over the fair value of net assets acquired. The goodwill is not being amortized, but will be tested annually for impairment in accordance with SFAS No. 142. The purchase consideration consisted of cash of US$500 and 800,000 equity shares of common stocks of TSTC. The value of the equity shares was determined by taking the average market price of two trading days before and after the date on which the terms of the acquisition were agreed and announced. The results of Guolian have been included in the consolidated financial statements since the date of acquisition.

The fair values of the assets and liabilities acquired and purchase price was allocated as follows:

US$’000
Cash consideration	500
800,000 equity shares of common stock of TSTC	5,062

Total purchase consideration	5,562
Fair value of net assets acquired	(2,443)

Goodwill arising on acquisition	3,119

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2007 and 2006
(Dollars in thousands except share data and per share amounts)

7.	ACQUISITION (CONTINUED)

Under the agreement, in addition to the above purchase consideration, the Company may provide for the issuance of 100,000 additional equity shares of common stocks contingent on the earnings of Guolian could be increased at least by a specified percentage by one year after the date of acquisition. When the contingency is resolved and the additional consideration is distributable, the Company shall record the fair value of the contingent consideration as an additional cost of acquisition.

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

	Years ended December 31,
	2007	2006
	US$’000	US$’000
	(Unaudited)
Revenue	35,742	25,491

Income before extraordinary gain and income taxes	8,331	6,827

Net income	6,203	5,177

Net income per share of common stock
Basic	0.65	0.60
Diluted	0.64	0.59

8.	SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

Analysis of the net cash outflow in respect of the acquisition of a subsidiary is as follows:

Year ended December 31, 2007
US$’000
Cash consideration for acquisition of a subsidiary	(500)
Bank balances and cash acquired	314
Net cash outflow from the acquisition	(186)

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2007 and 2006
(Dollars in thousands except share data and per share amounts)

9.	SHORT-TERM BANK LOANS

All bank loans are secured by guarantees provided by the director, Mr Han Daqing and an independent guaranty company. The bank loans are charged at interest rate of 6.57% to 7.29% per annum and wholly repayable within next year.

10.	INVENTORIES

Inventories consisted of the followings:

	As of December 31,
	2007	2006
	US$’000	US$’000
Raw materials	29	-
Finished goods	7,994	5,048
	8,023	5,048

11.	INCOME TAXES

TSTC and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which each entity is domiciled.

TSTC had a net operating loss carry-forward for income tax reporting purposes that might be offset against future taxable income. These net operating loss carry-forwards are severely limited when the Company experiences a change in control. Therefore, following the re-capitalization in August 2005, the amount available to offset future taxable income is limited. No tax benefit has been reported in the financial statements, because the Company believes that it is more likely than not that the carry-forwards will finally expire and therefore cannot be used. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

No provision for withholding or United States federal or state income taxes or tax benefits on the undistributed earnings and/or losses of the Company's subsidiaries has been provided as the earnings of these subsidiaries, in the opinion of the management, will be reinvested indefinitely.

The Company’s income is principally generated in the PRC by Beijing Telestone, BTWTC, BTCTC, Guolian and Pan-pacific. Expect for income from Beijing Telestone and Guolian which are subject to PRC income taxes at a rate of 24% and 15% respectively, all income of the Company is subject to PRC income taxes at a rate of 33%.

Since Beijing Telestone and Guolian have registered as a wholly-owned foreign investment enterprise (“WOFIE”) and High / new technology enterprise (“Hi-tech enterprise”) respectively, Beijing Telestone is subject to tax laws applicable to WOFIE in the PRC and is fully exempt from the PRC enterprise income tax of 24% for two years commencing in fiscal year 2004, followed by a 50% reduction for the next three years; and Guolian is subject to tax laws applicable to Hi-tech enterprise in the PRC and the rate of the PRC enterprise income tax is reduced to 15% commencing in fiscal year 2006.

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2007 and 2006
(Dollars in thousands except share data and per share amounts)

11.	INCOME TAXES (CONTINUED)

On March 16, 2007, a New Enterprise Income Tax Law (“NEITL”) was issued in the PRC. Prior to the issuance of the NEITL, domestic enterprises (“DE”) and foreign invested enterprises (“FIE”) in the PRC were taxed under different enterprise income tax laws. The NEITL unified the enterprise tax law applicable to both DE and FIE commencing in fiscal year beginning from January 1, 2008. The new enterprise income tax (“EIT”) rates effective from January 1, 2008 are as follows:

Unified EIT rate effective January 1, 2008	25%
Small scale / low profit enterprises	20%
Hi-tech enterprise	15%

By virtue of the NEITL, the Company anticipates that, except for Guolian and Beijing Telestone, BTWTC, BTCTC and Pan-pacific are subject to the unified EIT rate of 25% commencing from fiscal year 2008. As many details of the implementation rules to obtain / maintain the Hi-tech enterprise qualification are still under the process to having further clarification from the government of the PRC, Guolian may either subject to a tax rate of 15% or 25% in the fiscal year 2008. It is expected that Beijing Telestone will be subject to the unified EIT rate of 25% under the NEITL. However, the 50% tax reduction, which has already been obtained by Beijing Telestone under the old tax laws, can still be maintained and the remaining tax holidays, which was commenced before 2008, can still be enjoyed by Beijing Telestone, until the year to expiry at 2008.

Income tax expenses have been provided at the rate of 24% (2006: 24%) on Beijing Telestone’s, 15% (2006: 15%) on Guolian’s and 33% (2006: 33%) on BTWTC’s, BTCTC’s and Pan-pacific’s estimated assessable incomes arising from PRC during the year.

(a)	Income tax expenses are comprised of the following:

	2007	2006
	US$’000	US$’000
Current tax
United States	-	-
PRC	1,998	1,353
	1,998	1,353

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

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2007 and 2006
(Dollars in thousands except share data and per share amounts)

11.	INCOME TAXES (CONTINUED)

(a)	Income tax expenses (Continued)

As of January 1, 2007, the Company is subject to the provisions of FIN 48, and has analyzed its filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns. As of December 31, 2006, and 2007, the Company has identified the above jurisdictions as “major” tax jurisdictions, as defined, in which it is required to file income tax returns: United States and PRC. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements. Based on a review of tax positions for all open years, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48 during the year ended December 31, 2007, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within twelve months.

Upon adoption of FIN 48 on January 1, 2007, and as of December 31, 2007, the Company had no unrecognized tax benefits or accruals for the potential payment or interest and penalties. The Company’s policy is to record interest and penalties in this connection as a component of the provision for income tax expense. For the year ended December 31, 2007, no interest or penalties were recorded.

(b)	Reconciliation from the expected statutory tax rate in PRC of 24% (2006: 24%) is as follows:

	2007	2006
	%	%
Statutory rate - PRC	24.0	24.0
Difference in tax rates in the countries that the Company operates	-	-
Tax exemption	(19.2)	(20.2)
Non-deductible items	20.3	17.4
Others	(0.2)	1.5
Effective tax rate	24.9	22.7

12.	SEGMENT INFORMATION

During the year ended December 31, 2007, all revenues of the Company are from its installation and trading of wireless telecommunication. No financial information by business segment is presented.

As the Company operates mainly in the PRC and over 90% of its revenue and operating income are from the PRC, no geographical analysis is presented.

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2007 and 2006
(Dollars in thousands except share data and per share amounts)

13.	COMMON STOCK

As of December 31, 2007, the authorized capital of TSTC is 110,000,000 shares within which 100,000,000 being shares of common stock with a par value of $0.001, and 10,000,000 being shares of preferred stock with a par value of $0.001.

During 2006, 358,000 warrants were exercised to purchase 358,000 shares of common stock for total net proceeds of US$1,075.

On February 20, 2007, TSTC issued 669,444 shares of common stock and 177,403 warrants for total net proceeds of US$5,454. The warrants are exercisable over a 4-year period at a per share exercise price of US$11.6.

On November 30, 2007, the Company further issued 800,000 shares of common stock for total net proceeds of US$5,062 in connection with the acquisition of a subsidiary as set out in note 7 to the financial statements.

TSTC had 10,404,550 and 8,935,106, shares of common stock outstanding as of December 31, 2007 and 2006 respectively and 192,403 and 15,000 warrants outstanding as of December 31, 2007 and 2006 respectively.

14.	DISTRIBUTION OF INCOME

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

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2007 and 2006
(Dollars in thousands except share data and per share amounts)

15.	RELATED PARTY TRANSACTIONS

Summary of related party transactions

	As of December 31,
	2007	2006
	US$’000	US$’000
Due from related parties
Other employees (Note (a))	456	161
Ex-stockholders of SMI/Guolian (Note (b))	1,336	1,248
	1,792	1,409

Due to related parties
Directors (Note (a))	887	714
Ex-stockholders of Beijing Telestone/Guolian (Note (b))	1,431	1,287
	2,318	2,001
Loan from related parties
A director of Beijing Telestone (Note (c))	29	-
A close family member of a director of Beijing Telestone (Note (c))	29	-

	58	-

Current portion of long term loan from related parties	(28)

Long term loan from related parties	30	-

Guarantor of short term loan
A director (Note 9)	2,051	1,279

Note:

(a)	The amounts due from/to directors and employees represent unsecured advances made to those parties from time to time. These amounts are interest free and repayable on demand.

(b)
The amounts due to ex-stockholders of Beijing Telestone of US$1,287 represent the consideration arising from the consummation of the business combination. The ex-stockholders of SMI had represented that they had fully settled the amount with the ex-stockholders of Beijing Telestone and also undertaken to fully indemnify SMI against any claims from the ex-stockholders of Beijing Telestone (the “Undertaking”). However, an ex-stockholder of Beijing Telestone has initiated lawsuit against SMI alleging that the consideration amount has not been settled. The court hearing commenced on May 10, 2006 and finalized on December 19, 2006. Verdict has been issued by the Second Intermediate People’s Court of Beijing and announced that SMI and Beijing Telestone are not required to compensate for the ex-stockholder of SMI. On 23 October 23, 2007, another verdict was issued by the High People’s Court of Beijing to announce that the verdict from Second Intermediate People’s Court of Beijing was kept and SMI was not require to compensate for Kei Jie.

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2007 and 2006
(Dollars in thousands except share data and per share amounts)

15.	RELATED PARTY TRANSACTIONS (CONTINUED)

Note:

(c)
The long-term loan was advanced to Pan-pacific made by a director of Beijing Telestone and a closely family member of the director. The loan was collateralized by the Company’s building properties and bear monthly interest rate at 0.57% and repayable by installments.

16.	COMMITMENTS AND CONTINGENCIES

a)	Operating lease expense

The Company leases certain staff quarters and office premises under non-cancelable operating leases. Rental expenses under operating leases for the year ended December 31, 2007 and 2006 were US$629 and US$239 respectively.

The following table summarizes the approximate future minimum rental payments under non-cancelable operating leases in effect as of December 31, 2007 and 2006:

	As of December 31,
	2007	2006
	US$’000	US$’000
2007	-	143
2008	323	2
2009	220	-
2010	87	-
Total	630	145

b)	Contingencies

The Company recognizes its revenue upon the completion of contract and has made full tax provision in accordance with relevant national and local laws and regulations of the PRC. A contract is considered completed upon completion of all essential contract work and the installation has been accepted by the customer. It is the common practice in the PRC that invoices are not issued to customers until payments are received. The Company follows the practice of reporting its revenue for PRC tax purposes when invoices are issued. All unbilled revenue will become taxable when invoices are issued. For PRC tax reporting purpose, Beijing Telestone recognized revenue on an “invoice basis” instead of when goods are delivered and services are rendered. This is not in strict compliance with the relevant laws and regulations. Accordingly, despite the fact that Beijing Telestone has made full tax provision in the financial statements, Beijing Telestone may be subject to a penalty for the deferred reporting of tax obligations. The exact amount of penalty cannot be estimated with any reasonable degree of certainty. The board of directors considers it is more-likely than not that the tax penalty will not be imposed.

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2007 and 2006
(Dollars in thousands except share data and per share amounts)

17.	STOCK OPTION PLAN

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

No options have been granted to any parties during the year ended December 31, 2007 and as of the date of these financial statements.

Telestone Technologies Corporation
Index to Consolidated Financial Statements

Audited Consolidated Financial Statements
Telestone Technologies Corporation
Years ended December 31, 2007 and 2006

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in and disagreements with accountants on accounting and financial disclosure.

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

(a) MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in U.S. Securities Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Under the supervision, and with the participation, of our Chief Executive Officer and our Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment has identified five control deficiencies in our internal control over financial reporting that constitute material weaknesses, as defined in the standards established by the U.S. Public Company Accounting Oversight Board, that could result in more than a remote likelihood that a material misstatement in our annual or interim financial statements would not be prevented or detected on a timely basis by our internal controls.

Our management's assessment of the effectiveness of the Company's internal control over financial reporting concluded that, as of December 31, 2007, we did not maintain effective internal control over financial reporting as a result of the following identified control deficiencies:

1. Our internal audit team is currently understaffed. In addition, the scope and effectiveness of the internal audit function have yet to be developed. Theses deficiencies result that the examinations of the operation flow and management function are not periodical, adequate and perfect.

Remediation Initiative

Firstly, we plan to continue to complete and optimize our internal audit team so that the effectiveness and efficiency of their internal audit function can be developed. Furthermore, as one of important works for internal audit team, they should inspect the finance status, operation flow and management function periodically.

Secondly, we intend to develop internal audit function’s policies and procedures.

2. We did not maintain sufficient numbers of financial and accounting staff who are knowledgeable of U.S. GAAP accounting rules to support the size and complexity of our Company’s current organizational structure and financial reporting requirements. Specifically, certain positions in our accounting and finance departments were staffed with individuals who did not have the appropriate knowledge, skills and training and U.S. GAAP.

Remediation Initiative

We have recently expanded our internal accounting staff and intend to continue this effort in the future. In particular, we are seeking accountants experienced in several key areas of accounting, including persons with experience in Chinese and U.S. GAAP, U.S. GAAP consolidation requirements, and SEC financial reporting requirements. In addition, we plan to employ consultant to assist our financial and accounting work and allocate additional resources to train our existing accounting staff.

3. The financial department has internal control policies and procedures, however, they are not integrated.

Remediation Initiative

We intend to develop financial management policies. Our financial department plans to comply efficient inspecting system, record the problem and execute reporting access. Furthermore, we intend to develop the employee training program continually.

4. There is a lack of clear policies and procedures to punish irregularity, such as disobey manner principles, policies of the company and department. These policies should make all kinds of policy standards definite, procedures and exact person etc, and make a report in the certain scope.

Remediation Initiative

Our Administrative Department will formulate the punished regulations and measures, including punishing process, content and scale. We are planning to appoint a department which will be in charge of investigating, punishing and announcing the employees’ activities of irregularity.

5. At present, there is a whistle blower channel via manager’s email and telephone, but no formal whistle blower policy (including channel, responsible department, confidential policy, monitoring policy, etc.).

Remediation Initiative

We intend to establish a formal whistle blower program and inform all staff through efficient ways. The ways include confidential policy to ensure the person not to be retaliated, direct and indirect reporting channel, feedback policy, recording policy, saving policy, handbook and internal website. To appoint adequate managers to collect the information and monitor the procedure, report to the board and audit committee periodically about significant activities of irregularity.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation.

ITEM 8B.  OTHER INFORMATION.

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Set forth below is certain information concerning each of the directors and executive officers of the Company as of March 25 2008:

Name	Age	Position Held

Han Daqing	43	Director, President & CEO, Chairman of the Board

Liu Dongping	38	Chief Financial Officer

Luo Zhengbin	67	Director, Chief Technology Officer

Wang Jianjun	36	Vice President

Yu Yongjing	45	Chief Operation Officer

Zhu Lian(1)	51	Director

Chen Xuefeng(1)(2)(3)	45	Director

Zhang Xingang(1)(2)(3)	44	Director

Lian Renguang	44	Director

Cheng Guanghui(2)(3)	64	Director

(1) Member of Audit Committee

(2) Member of Compensation Committee

(3) Member of Nominations and Corporate Governance Committee)

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

Yu Yongjing has served as Chief Operating Officer since July, 2007. From 2004 to 2007, Mr. Yu was the General Manager of Shandong Guolian Telecommunication Technology Limited Company ("Shandong Guolian").From 1994 to 2003, Mr. Yu managed the Engineering department of Japan Daimei Telecommunication Corporation. Mr. Yu earned a Bachelor's degree in Telecommunication Engineering from Nanjing University of Post and Telecommunication.

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

Lian Renguang has served as a member of our Board of Directors since September 21, 2007. From 1996 until the present, Mr. Lian was a general manger of Pan-pacific Telecommunication Company Limited, which was a wholly-owned subsidiary of Shandong Guolian Telecommunication Technology Limited and was acquired by Telestone Technologies Corp on July 5, 2007. From 1985 to 1996, Mr. Lian was a vice director of Jin Nan Telecommunication Bureau. Mr. Lian graduated with a bachelor degree in Telecommunication Engineering from Beijing University of Posts and Telecommunications.

Cheng Guanghui has served as a member of our Board of Directors since September 21, 2007. Currently, Mr. Cheng is Director of China Quality Management Association for Electronics Industry. From 1998 to 2004, Mr. Cheng worked as Director of The General Office of Ministry of Information Industry of the People’s Republic of China. From 1993 to 1998, Mr. Cheng was Director of The General Office of Ministry of Electronics Industry of the People’s Republic of China. Mr. Cheng holds a Bachelors Degree from Tsinghua University.

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

To the best of our knowledge, during the fiscal year ended December 31, 2007, Mr. Lian Renguang and Mr. Cheng Guanhui did not file the required reports in a timely manner.

Meetings and Certain Committees of the Board

The Board of Directors held two meetings during the fiscal year ended December 31, 2007. All current directors attended at least 75% of the meetings of the Board of Directors and Board Committees of which they are members. We have an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

AUDIT COMMITTEE. The Audit Committee is currently comprised of Zhu Lian, Chen Xuefeng and Zhang Xingang, each of whom are “independent” as defined by the Nasdaq Stock Exchange listing standards. Zhu Lian is the designated financial expert. The Audit Committee is directly responsible for the appointment, retention, compensation and oversight of the work of any registered public accounting firm employed by the Company (including resolution of disagreements between management and the accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work or performing other audit, review or other services. Any such registered public accounting firm must report directly to the Audit Committee. The Audit Committee has the ultimate authority and responsibility to evaluate and, where appropriate, replace the registered public accounting firm. The Audit Committee met once during the fiscal year ended December 31, 2007 and all members of the Committee attended the meeting.

COMPENSATION COMMITTEE. The Compensation Committee is responsible for the administration of all salary, bonus and incentive compensation plans for our officers and key employees. The members of the Compensation Committee are Chen Xuefeng, Zhang Xingang and Cheng Guanghui, all of whom are “independent” directors as defined by the Nasdaq Stock Exchange listing standards. The Compensation Committee held one meeting during the year ended December 31, 2007and all members attended the meeting.

NOMINATING AND CORPORATE GOVERNANCE COMMITTEE. The Nominating and Corporate Governance Committee is responsible for preparing a list of candidates to fill the expiring terms of directors serving on our Board of Directors. The committee submits the list of candidates to the Board of Directors who determines which candidates will be nominated to serve on the Board of Directors. The names of nominees are then submitted for election at our Annual Meeting of Stockholders. The committee also submits to the entire Board of Directors, a list of nominees to fill any interim vacancies on the Board of Directors resulting from the departure of a member of the Board of Directors for any reason prior to the expiration of his term. In recommending nominees to the Board of Directors, the committee keeps in mind the functions of this body. The committee considers various criteria, including the ability of the individual to meet the Nasdaq Stock Market “independence” requirements, general business experience, general financial experience, knowledge of the Company’s industry (including past industry experience), education, and demonstrated character and judgment. The committee will consider director nominees recommended by a stockholder if the stockholder mails timely notice to the Secretary of the Company at its principal offices, which notice includes (i) the name, age and business address of such nominee, (ii) the principal occupation of such nominee, (iii) a brief statement as to such nominee’s qualifications, (iv) a statement that such nominee consents to his or her nomination and will serve as a director if elected, (v) whether such nominee meets the definition of an “independent” director under the rules of the Nasdaq Stock Market listing standards and (vi) the name, address, class and number of shares of capital stock of the Company held by the nominating stockholder. Any person nominated by a stockholder for election to the Board of Directors will be evaluated based on the same criteria as all other nominees. The committee also oversees our adherence to our corporate governance standards. The members of the committee are Chen Xuefeng, Zhang Xingang and Cheng Guanghui. The committee met once during the fiscal year ended December 31, 2007 and all members attended the meeting.

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

Compensation of Directors

The non-executive directors were separately compensated for their services in the amount of $5,000 except Zhu Lian who was paid $10,000 during the year ended December 31, 2007.

ITEM 10.  EXECUTIVE COMPENSATION.

The Company had no officers or directors whose total annual salary and bonus during each of
2007 and 2006 exceeded $100,000. Mr. Han, our Chief Executive Officer and Principal Executive Officer, earned a salary and bonus of $50,000 and $30,000, respectively, during the fiscal year ended December 31, 2007. For the fiscal year ended December 31, 2006, Mr. Han earned a salary and bonus of $50,000 and $30,000, respectively.

Our Compensation Committee comprises three members and is responsible for the administration of all salary, bonus and incentive compensation plans for our officers and key employees. The members of our Compensation Committee are Chen Xuefeng, Zhang Xingang and Cheng Guanghui, all of whom are “independent” directors. Our Compensation Committee held one meeting during the year ended December 31, 2007.

Summary Compensation Table

Name and Principal Underlying Positions	Year	Salary	Bonus	Option Awards	Stock Awards	All Other Compensation	Total
Han Daqing - President & CEO	2007	$50,000	$30,000	—	—	—	$80,000
	2006	$50,000	$30,000				$80,000

Liu Dongping - Chief Financial Officer	2007	$25,000	$10,000	—		—	$35,000
	2006	$25,000	$10,000				$35,000

Luo Zhengbin - Chief Technology Officer	2007	$36,000	$14,000	—	—	—	$50,000
	2006	$36,000	$14,000				$50,000

Wang Jianjun - Vice President	2007	$30,000	$10,000	—	—	—	$40,000
	2006	$30,000	$10,000				$40,000

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2007, there were no outstanding equity awards to the named executive officers requiring tabular disclosure under this Item 7.

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

Director Compensation Table

DIRECTOR COMPENSATION FOR 2007

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Zhu Lian	$10,000						$10,000
Chen Xuefeng	$5,000						$5,000
Zhang Xingang	$5,000						$5,000
Cheng Guanghui[2]	$5,000						$5,000
Xu Yunxiao[2]	$5,000						$5,000
Zhao Peng[2]	$5,000						$5,000
Lian Renguang[2]	$5,000						$5,000

2 Lian Renguang and Cheng Guanghui have been members of the Board since September 21, 2007. Xu Yunxiao and Zhao Peng resigned from their position of the Board in September 2007.
Our director compensation consists of cash only. Each director was paid an annual retainer of $5,000. An additional $5,000 was paid to one director who is also the chairman of the Audit Committee

Retirement, Post-Termination and Change in Control

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 25, 2008 relating to the beneficial ownership (as defined by the rules of the SEC) of shares of common stock by (i) each person who owns beneficially more than 5% of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our executive officers as of March 25, 2008, and (iv) all of our executive officers and directors as a group.

	Amount and Nature of Beneficial Ownership(1)
Name of Beneficial Owner	Number of Shares (2)	Percent of Voting Stock (3)
Han Daqing	3,280,000	31.52%
Lian Renguang	400,000	3.84%
Liu Dongping	0	*
Luo Zhengbin	246,000	2.36%
Wang Jianjun	328,000	3.15%
Yu Yongjing	80,000	0.77%
Zhu Lian	0	*
Chen Xuefeng	0	*
Zhang Xingang	0	*
Cheng Guanghui	0	*
Directors and executive officers as a group (10 persons)	4,334,000	41.64%

* Less than 1%

(1)
As of March 25, 2008, there were 10,404,550 shares of common stock outstanding. Each person named above has sole investment and voting power with respect to all shares of the common stock shown as beneficially owned by the person, except as otherwise indicated below.

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

(3)
In determining the percent of common stock owned by a person (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 10,404,550 shares of common stock outstanding as of December 31, 2007 and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

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

10.3
Share Transfer Agreement, dated as of July 5, 2007 by and among Shandong Guolian Telecommunication Technology Limited Company, the transferors listed therein and Beijing Telestone Wireless Telecommunication Company Ltd (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on July 11, 2007.

10.3	Milestone Capital, Inc. Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-KSB for the year ended December 31, 2001).

Exhibit Number	Description of Exhibit

14.1	Code of Ethics, dated December 2004 (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-KSB for the year ended December 31, 2004).

*21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Form 10-KSB for the year ended December 31, 2003).

*31.1	Statement of Chief Executive Officer Furnished Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.

*31.2	Statement of Chief Financial Officer Furnished Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.

*32.1	Statement of Chief Executive Officer Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.

*32.2	Statement of Chief Financial Officer Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.

*Filed herewith.

Reports on Form 8-K

The following current reports on Form 8-K were filed during the forth quarter of the fiscal year ended December 31, 2006:

Current Report on Form 8-K filed on November 13, 2007 to report the completion of the acquisition of Shandong Guolian Telecommunication Technology Limited Company.

Current Report on Form 8-K filed on November 15, 2007 to report the results of operations, financial statements and exhibits.

Other than the above filing, there were no Current Reports on Form 8-K filed with the SEC during the last quarter of fiscal year ended December 31, 2007.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

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

Audit Fees. The aggregate fees billed by Mazars, Certified Public Accountants for professional services rendered for the audit of the Company’s financial statements for the fiscal year ended December 31, 2006 was $59,000. The fees billed for the fiscal year ended December 31, 2007 was $78,000 and for three quarterly reviews was $33,000.

Audit-Related Fees. There were no fees for assurance and related services by Mazars, Certified Public Accountants for the fiscal years ended December 31, 2006 and December 31, 2007.

Tax Fees. There were no fees for tax compliance, tax advice or tax planning services by Mazars, Certified Public Accountants for the fiscal years ended December 31, 2006 and December 31, 2007.

All Other Fees. There were no other fees for either audit-related or non-audit services billed by Mazars, Certified Public Accountants for the fiscal years ended December 31, 2006 and December 31, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELESTONE TECHNOLOGIES CORPORATION

By:	/s/ Han Daqing
Han Daqing
Director, Chief Executive Officer, President and Chairman of the Board
Date: March 25, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Han Daqing	Chief Executive Officer	March 25, 2008
Han Daqing	(Principal Executive Officer)

/s/ Liu Dongping	Chief Financial Officer	March 25, 2008
Liu Dongping	(Principal Financial and Accounting Officer)
March 25, 2008
/s/ Luo Zhengbin	Director,
Luo Zhengbin	Chief Technology Officer

/s/ Zhu Lian	Director	March 25, 2008
Zhu Lian

/s/ Cheng Guanghui	Director	March 25, 2008
Cheng Guanghui