Form 10-Q
period 2008-03-31
TELESTONE TECHNOLOGIES CORP
filed 2008-05-15
CIK 817129

, UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

 As of May 13, 2008, 10,404,550 shares of the Issuer’s $.001 par value common stock were outstanding.

TELESTONE TECHNOLOGIES CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Telestone Technologies Corporation

Condensed Consolidated Statements of Operations and Other Comprehensive Income
For the 3 months ended March 31, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

		(Unaudited)
		Three months ended March 31,
		2008	2007
	Note	US$’000	US$’000
Operating revenues
Net sales of equipment		3,930	2,951
Service income		2,559	1,844

		6,489	4,795
Operating expenses
Equipment and services		3,335	2,401
Sales and marketing		1,515	920
General and administrative		674	620
Research and development		130	172
Depreciation and amortization		77	59

Total operating expenses		5,731	4,172

Operating income		758	623

Interest expense		(36)	(24)
Other income, net		318	-

Income before income taxes		1,040	599

Income taxes	4	(203)	(151)

Net income		837	448

Other comprehensive income
Foreign currency translation adjustment		1,460	-

Comprehensive income		2,297	448

Earnings per share:	3

Weighted average number of common stock outstanding
Basic		10,404,550	9,225,199
Dilutive effect of warrants		81,366	5,313

Diluted		10,485,916	9,230,512

Net income per share of common stock

Basic and diluted (US$)		0.08	0.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

Telestone Technologies Corporation

Condensed Consolidated Balance Sheets
As of March 31, 2008 and December 31, 2007

(Dollars in thousands except share data and per share amounts)

		(Unaudited) As of March 31,	As of December 31,
		2008	2007
	Note	US$’000	US$’000
ASSETS

Current assets:
Cash and cash equivalents		4,918	5,473
Accounts receivable, net of allowance	6	48,794	45,013
Due from related parties	13	1,872	1,792
Inventories	10	7,503	8,023
Prepayment		1,391	1,169
Other current assets		1,431	1,332

Total current assets		65,909	62,802

Goodwill	7	3,119	3,119
Property, plant and equipment, net	8	1,171	1,170

		4,290	4,289

Total assets		70,199	67,091

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long term loan from related parties	13	30	28
Short-term bank loans	9, 13	2,141	2,051
Accounts payable - Trade		8,085	7,614
Customer deposits for sales of equipment		385	262
Due to related parties	13	2,414	2,318
Taxes payable		5,155	4,741
Accrued expenses and other accrued liabilities		6,844	7,221

Total current liabilities		25,054	24,235

Non-current liabilities:
Long term loan from related parties	13	22	30

		25,076	24,265

Commitments and contingencies	14	-	-

Stockholders’ equity:
Preferred stock, US$0.001 par value, 10,000,000 shares authorized, no shares issued		-	-
Common stock and paid-in-capital, US$0.001 par value: Authorized - 100,000,000 shares as of March 31, 2008 and December 31, 2007		-	-
Issued and outstanding - 10,404,550 shares as of March 31, 2008 and December 31, 2007	12	11	11
Dedicated reserves		3,199	3,199
Additional paid-in capital		18,989	18,989
Other comprehensive income		4,477	3,017
Retained earnings		18,447	17,610

Total stockholders’ equity		45,123	42,826

Total liabilities and stockholders’ equity		70,199	67,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

Telestone Technologies Corporation

Condensed Consolidated Statements of Changes in Stockholders' Equity
For the 3 months ended March 31, 2008

(Dollars in thousands except share data and per share amounts)

	Common stock issued
	Number of shares	Amount	Additional paid-in capital	Dedicated reserves	Other compre- hensive income	Retained earnings	Total
		US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Balance at January 1, 2007	8,935,106	9	8,475	2,619	1,015	12,152	24,270
Issuance of stock (net of expenses)	1,469,444	2	10,514	-	-	-	10,516
Net income	-	-	-	-	-	6,038	6,038
Foreign currency translation adjustment	-	-	-	-	2,002	-	2,002
Transfer to indicated reserves	-	-	-	580	-	(580)	-

Balance at December 31, 2007	10,404,550	11	18,989	3,199	3,017	17,610	42,826
Net income	-	-	-	-	-	837	837
Foreign currency translation adjustment	-	-	-	-	1,460	-	1,460

Balance at March 31, 2008 (unaudited)	10,404,550	11	18,989	3,199	4,477	18,447	45,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

Telestone Technologies Corporation

Condensed Consolidated Statements of Cash Flows
For the 3 months ended March 31, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

	(Unaudited)
	Three months ended March 31,
	2008	2007
	US$’000	US$’000
Cash flows from operating activities
Net income	837	448
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	77	59
Provision for doubtful accounts	74	339

Changes in assets and liabilities:
Accounts receivable	(1,811)	(1,165)
Due from related parties	-	(209)
Inventories	858	883
Prepayment	(166)	208
Other current assets	(39)	(181)
Accounts payable	129	(1,687)
Customer deposits for sales of equipment	109	133
Due to related parties	(7)	-
Taxes payable	198	3,311
Accrued expenses and other accrued liabilities	(683)	(3,261)

Net cash used in operating activities	(424)	(1,122)

Cash flows from investing activities
Purchase of property, plant and equipment	(28)	(74)
Proceeds from disposal of property, plant and equipment	-	30

Net cash used in investing activities	(28)	(44)

Cash flows from financing activities
Proceeds from issuance of shares (net of expenses)	-	5,493
Repayment of long-term loan	(7)	-

Net cash (used in) generated from financing	(7)	5,493

Net (decrease) increase in cash and cash equivalents	(459)	4,327

Cash and cash equivalents, beginning of the period	5,473	3,380
Effect on exchange rate changes	(96)	11

Cash and cash equivalents, end of the period	4,918	7,718

Supplemental disclosure of cash flows information
Interest received	10	2
Interest paid	(36)	(24)
Tax paid	(5)	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements
For the 3 months ended March 31, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Telestone Technologies Corporation (“TSTC”), formerly known as Milestone Capital, Inc. was organized under the laws of the State of Colorado in February 1987 under the name Shield Enterprises, Inc. In August 2004, TSTC reincorporated in the State of Delaware under the name Telestone Technologies Corporation.

Success Million International Limited (“SMI”), a company established in the Hong Kong Special Administrative Region of the People’s Republic of China (the “PRC”) on August 23, 2004, is a wholly owned subsidiary of TSTC and had no business operations since incorporation. Beijing Telestone Technology Company Limited (“Beijing Telestone”), a wholly-owned subsidiary of SMI, established in Beijing, the PRC with an operating period until April 12, 2024, it is engaged in the business of design, development, installation and trading of wireless telecommunication coverage system equipment.

Beijing Telestone Wireless Telecommunication Company Limited (“BTWTC”), being considered as a variable interest entity (“VIE”) owned by TSTC’s directors and stockholders, was established in Beijing, the PRC with a tenture of 20 years from 17 June 2005 to 16 June 2025. As TSTC adopted FIN 46(R) for all periods presented, the financial statements of BTWTC are consolidated in the financial statements of Beijing Telestone.

On July 5, 2007, BTWTC, Shandong Guolian Telecommunication Technology Limited (“Guolian”)(note) and owners of Guolian entered into a Share Transfer Agreement (the “Agreement”). Under the Agreement, 100% equity ownership interests in Guolian and its wholly owned subsidiary, Pan-pacific Telecommunication Company Limited (“Pan-pacific”)(note), had been transferred by the owners of Guolian to BTWTC. Guolian and Pan-pacific were established in Jinan, Shandong Province, the PRC on February 9, 1999 and October 22, 1999 respectively. The principal business activities of Guolian and Pan-pacific are design, development, production and installation and trading of wireless telecommunication coverage system equipment.

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

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements
For the 3 months ended March 31, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

2.	PREPARATION OF INTERIM FINANCIAL STATEMENTS

Basis of presentations
The accompanying unaudited condensed consolidated financial statements as of March 31, 2008, have been prepared based upon Securities and Exchange Commission ("SEC") rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2008 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("USA") have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form-10KSB for the year ended December 31, 2007 filed on March 25, 2008. The results of operations for the three-month periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results to be expected for the full year.

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

Basis of consolidation
The financial statements include the accounts of TSTC, its subsidiaries and a VIE. All significant intercompany accounts and transactions have been eliminated upon consolidation.

3.	EARNINGS PER SHARE

Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding during each period.

Diluted earnings per share is computed based on net income for the periods presented attributable to stockholders on the weighted average number of common stock outstanding during the periods presented, adjusted for the effect of the dilutive common stock equivalents outstanding during the periods presented. The dilutive effect of warrants to purchase common stock which were outstanding during the period is reflected in diluted earnings per share by application of the treasury stock method.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements
For the 3 months ended March 31, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

4.	INCOME TAXES

TSTC and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which each entity is domiciled.

TSTC had a net operating loss carry-forward for income tax reporting purposes that might be offset against future taxable income. These net operating loss carry-forwards are severely limited when TSTC experiences a change in control. Therefore, following the re-capitalization in August 2005, the amount available to offset future taxable income is limited. No tax benefit has been reported in the financial statements, because TSTC believes that it is more likely than not that the carry-forwards will finally expire and therefore cannot be used. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

No provision for withholding or United States federal or state income taxes or tax benefits on the undistributed earnings and/or losses of the Company's subsidiaries has been provided as the earnings of these subsidiaries, in the opinion of the management, will be reinvested indefinitely.

The Company’s income is principally generated in the PRC by Beijing Telestone, BTWTC, BTCTC, Guolian and Pan-pacific. Except for income from Beijing Telestone is subject to PRC income tax at a rate of 24%, all income of the Company is subject to PRC income taxes at an unified rate of 25% in accordance with the new enterprise income tax rates, as explained in below paragraph, implemented in PRC from January 1, 2008.

Since Beijing Telestone is registered as a wholly-owned foreign investment enterprise (“WOFIE”), Beijing Telestone has been subject to tax laws applicable to WOFIE in the PRC and was fully exempt from the PRC enterprise income tax of 24% for two years commencing in fiscal year 2004, followed by a 50% reduction for the next three years.

On March 16, 2007, a New Enterprise Income Tax Law (“NEITL”) was issued in the PRC. Prior to the issuance of the NEITL, domestic enterprises (“DE”) and foreign invested enterprises (“FIE”) in the PRC were taxed under different enterprise income tax laws. The NEITL unifies the enterprise tax law applicable to both DE and FIE commencing in fiscal year beginning from January 1, 2008. The new enterprise income tax (“EIT”) rates effective from January 1, 2008 are as follows:

Unified EIT rate effective January 1, 2008	25%
Small scale / low profit enterprises	20%
High / new technology enterprise	15%

By virtue of the NEITL, except for Beijing Telestone, BTWTC, BTCTC, Guolian and Pan-pacific are subject to the unified EIT rate of 25% commencing from fiscal year 2008.

The Company expects that Beijing Telestone shall become subject to the unified EIT rate of 25% under the NEITL. However, the 50% tax reduction, which has already been obtained by Beijing Telestone under the old tax laws, can still be maintained and the remaining tax holiday, which was commenced before 2008, can still be enjoyed by Beijing Telestone, until the year to expiry in 2008.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements
For the 3 months ended March 31, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

4.	INCOME TAXES (CONTINUED)

Guolian had registered as a high / new technology enterprise (“Hi-tech enterprise”) under the old tax laws in 2006 which was subject to tax laws applicable to Hi-tech enterprise in the PRC and the rate of Hi-tech enterprise income tax was reduced to 15% commencing in fiscal year 2006. Since details of the implementation rules to obtain / re-apply the Hi-tech enterprise status under the NEITL are still in the process of having further clarification from the government of PRC, income tax for Guolian is provided at the unified EIT rate of 25% for prudence.

Income tax expenses have been provided at below rates on the following subsidiaries’ estimated assessable incomes arising from PRC during the periods presented.

	(Unaudited) Three months ended March 31,
	2008	2007
	%	%

Beijing Telestone	24	24
BTWTC	25	33
BTCTC	25	33
Guolian	25	15
Pan-pacific	25	33

(a) Income tax expenses are comprised of the following:

	(Unaudited) Three months ended March 31,
	2008	2007
	US$’000	US$’000
Current tax
United States	-	-
PRC	203	151

	203	151

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

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements
For the 3 months ended March 31, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

4.	INCOME TAXES (CONTINUED)

(a)	Income tax expenses (Continued)

As of January 1, 2007, upon adoption of FIN48, the Company has analyzed its filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns. As of March 31, 2008 and December 31, 2007, the Company has identified the above jurisdictions as “major” tax jurisdictions, as defined, in which it is required to file income tax returns: United States and PRC. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements. Based on a review of tax positions for all open years, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48 during the three months ended March 31, 2008 and during the year ended December 31, 2007, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within twelve months.

As of December 31, 2007 and March 31, 2008, the Company had no unrecognized tax benefits or accruals for the potential payment or interest and penalties. The Company’s policy is to record interest and penalties in this connection as a component of the provision for income tax expense. For the 3 months ended March 31, 2008, no interest or penalties were recorded.

(b)	Reconciliation from the expected statutory tax rate in PRC of 25% (2007:24%) is as follows:

	(Unaudited) Three months ended March 31,
	2008	2007
	%	%

Statutory rate - PRC	25.0	24.0
Difference in tax rate of a subsidiary of the Company	(0.6)	-
Tax exemption	(12.9)	(28.2)
Non-deductible items	9.3	26.1
Others	(1.3)	3.3

Effective tax rate	19.5	25.2

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements
For the 3 months ended March 31, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

5.	OPERATING RISK

(a)	Concentration of major customers and suppliers

	(Unaudited) Three months ended March 31,

	2008	2007
	US$’000	US$’000
Major customers with revenues of more than 10% of the Company’s sales
Sales to major customers	5,448	4,588
Percentage of sales	84%	95%
Number	2	4

Major suppliers with purchases of more than 10% of the Company’s purchases
Purchases from major suppliers	8,064	487
Percentage of purchases	93%	64%
Number	3	2

Accounts receivable related to the Company’s major customers comprised 87% and 72% of all accounts receivables as of March 31, 2008 and December 31, 2007 respectively.

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

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements
For the 3 months ended March 31, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

5.	OPERATING RISK (CONTINUED)

(c)	Cash and time deposits
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

6.	ACCOUNTS RECEIVABLE

	(Unaudited) As of March 31, 2008	As of December 31, 2007
	US$’000	US$’000

Completed contracts	52,603	48,733
Retentions	557	715

	53,160	49,448
Allowance for doubtful accounts	(4,366)	(4,435)

	48,794	45,013

Of the retentions balance as of March 31, 2008 and December 31, 2007, approximately US$358 and US$685 respectively are expected to be collected within one year.

7.	GOODWILL

	(Unaudited) As of March 31, 2008	As of December 31, 2007
	US$’000	US$’000

Goodwill	3,119	3,119

The goodwill, represented the excess of the purchase price over the fair value of net assets acquired, arose from the acquisition of Guolian and Pan-pacific by BTWTC on July 5, 2007 and it is not being amortized, but will be tested annually for impairment in accordance with SFAS No. 12.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements
For the 3 months ended March 31, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

8.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment is summarized as follows:

	Estimated useful life	(Unaudited) As of March 31, 2008	As of December 31, 2007
	(in years)	US$’000	US$’000

Buildings	30	305	287
Leasehold improvement	5	85	81
Plant and machinery	5	554	515
Office equipment	5	883	838
Motor vehicles	5	568	545

		2,395	2,266
Accumulated depreciation		(1,224)	(1,096)

		1,171	1,170

9.	SHORT-TERM BANK LOANS

All bank loans are secured by guarantees provided by the director, Mr. Han Daqing and an independent guaranty company. The bank loans are charged at interest rate of 6.57% to 7.29% per annum and wholly repayable within 2008.

10.	INVENTORIES

Inventories consisted of the followings:

	(Unaudited) As of March 31, 2008	As of December 31, 2007
	US$’000	US$’000

Raw materials	33	29
Finished goods	7,470	7,994

	7,503	8,023

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements
For the 3 months ended March 31, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

11.	SEGMENT INFORMATION

During the period ended March 31, 2008 and year ended December 31, 2007, all revenues of the Company are from its installation and trading of wireless telecommunication. No financial information by business segment is presented.

As the Company operates mainly in the PRC and over 90% of its revenue and operating profit are from the PRC, no geographical analysis is presented.

12.	COMMON STOCK

As of March 31, 2008 and December 31, 2007, the authorized capital of TSTC is 110,000,000 shares within which 100,000,000 being shares of common stock with a par value of $0.001, and 10,000,000 being shares of preferred stock with a par value of $0.001.

On February 20, 2007, TSTC issued 669,444 shares of common stock and 177,403 warrants for total net proceeds of US$5,454. The warrants are exercisable over a 4-year period at a per share exercise price of US$11.6.

On November 30, 2007, TSTC further issued 800,000 shares of common stock for total net proceeds of US$5,062 in connection with the acquisition of Guolian and Pan-pacific.

TSTC had 10,404,550 shares of outstanding common stock and 192,403 outstanding warrants as of March 31, 2008 and December 31, 2007.

13.	RELATED PARTY TRANSACTIONS

Summary of related party transactions

	Note	(Unaudited) As of March 31, 2008	As of December 31, 2007
		US$’000	US$’000
Due from related parties
Other employees	a	479	456
Ex-stockholders of SMI/Guolian	b	1,393	1,336

		1,872	1,792

Due to related parties
Directors	a	927	887
Ex-stockholders of Beijing Telestone/Guolian	b	1,487	1,431

		2,414	2,318

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements
For the 3 months ended March 31, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

13.	RELATED PARTY TRANSACTIONS (CONTINUED)

Summary of related party transactions (Continued)

	Note	(Unaudited) As of March 31, 2008	As of December 31, 2007
		US$’000	US$’000
Loan from related parties
A director of Beijing Telestone	c	26	29
A close family member of a director of Beijing Telestone	c	26	29

		52	58

Current portion of long term loan from related parties		(30)	(28)

Long term loan from related parties		22	30

Guarantor of short term loan
A director	9	2,141	2,051

Note:

(a)	The amounts due from/to directors and employees represent unsecured advances made to those parties from time to time. These amounts are interest free and repayable on demand.

(b)
Included in the amounts due to ex-stockholders of Beijing Telestone, US$1,287 represented the consideration arising from the consummation of the business combination. The ex-stockholders of SMI had represented that they had fully settled the amount with the ex-stockholders of Beijing Telestone and also undertaken to fully indemnify SMI against any claims from the ex-stockholders of Beijing Telestone (the “Undertaking”). However, an ex-stockholder of Beijing Telestone has initiated lawsuit against SMI alleging that the consideration amount has not been settled. The court hearing commenced on May 10, 2006 and finalized on December 19, 2006. Verdict has been issued by the Second Intermediate People’s Court of Beijing and announced that SMI and Beijing Telestone are not required to compensate for the ex-stockholder of SMI. On October 23, 2007, another verdict was issued by the High People’s Court of Beijing to announce that the verdict from Second Intermediate People’s Court of Beijing was kept and SMI was not require to compensate for Kei Jie.

(c)	The long-term loan was advanced to Pan-pacific and is collateralized by the Company’s building properties, bears monthly interest rate at 0.57% and is repayable by installments.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements
For the 3 months ended March 31, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

14.	COMMITMENTS AND CONTINGENCIES

The Company recognizes its revenue upon the completion of contract and has made full tax provision in accordance with relevant national and local laws and regulations of the PRC. A contract is considered completed upon completion of all essential contract work and the installation has been accepted by the customer. It is the common practice in the PRC that invoices are not issued to customers until payments are received. The Company follows the practice of reporting its revenue for PRC tax purposes when invoices are issued. All unbilled revenue will become taxable when invoices are issued. For PRC tax reporting purpose, Beijing Telestone recognized revenue on an “invoice basis” instead of when goods are delivered and services are rendered. This is not in strict compliance with the relevant laws and regulations. Accordingly, despite the fact that Beijing Telestone has made full tax provision in the financial statements, Beijing Telestone may be subject to a penalty for the deferred reporting of tax obligations. The exact amount of penalty cannot be estimated with any reasonable degree of certainty. The board of directors considers it is more-likely-than-not that the penalty will not be imposed.

15.	STOCK OPTION PLAN

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

No options have been granted to any parties during the period ended March 31, 2008 and as of the date of these financial statements.

16.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value within generally accepted accounting principles, clarifies the definition of fair value within that framework and expands disclosures about the use of fair value measurements.  SFAS No. 157 does not require any new fair value measurements in generally accepted accounting principles.  However, the definition of fair value in SFAS No. 157 may affect assumptions used by companies in determining fair value.  On January 1, 2008 the Company adopted SFAS 157 with respect to its financial assets and liabilities that are measured at fair value; the adoption of these provisions did not have a material impact on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. Companies may elect the fair value option under SFAS 159 for fiscal years beginning after November 15, 2007. We elected not to adopt the fair value option of SFAS 159 at this time.

In December 2007, the FASB issued SFAS No. 141 (Revised), Business Combinations.  SFAS No. 141(R) improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of this Statement is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.  SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This Statement is effective for fiscal years beginning on or after December 15, 2008.  The adoption of this Statement is not expected to have a material impact on the Company’s financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.  SFAS No. 161 amends SFAS No. 133 and requires entities to enhance their disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008.  The adoption of SFAS No. 161 is not expected to have a material impact on the Company’s financial position or results of operations.

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

Unless we indicate otherwise, references below to “we”, “us”, “our” and “Telestone” mean Telestone Technologies Corporation and its subsidiaries.

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

Our wireless coverage solutions business is comprised of research, development and application of wireless communications technology. In addition to sales of our internally designed wireless communication equipment, including repeaters, antennas and radio frequency accessories, we also provide project design, project management, installation, maintenance and other after-sales services in accordance with our customers’ requirements. Since the establishment of Telestone in 1997, we have gradually developed business relationships with China Mobile Group (“China Mobile”), China Unicom Group (“China Unicom”), China Telecom Group (“China Telecom”) and China Netcom Group (“China Netcom”), which are currently our main customers. During 2007 and the three months ended March 31, 2008, there was a significant increase in the revenue from China Mobile and China Unicom. During that time we also improved our business relationships with our wireless system equipment vendor within China. We have been exploring the wireless system equipment industry over the past year and have continued to expand its business into overseas markets. So far, our marketing effort has been expanded to nineteen (19) countries in the world, such as the U.S., Vietnam, Mexico, Brazil, Russia, India, The Philippines, Thailand, Ireland, Ecuador, Mongolia, South Africa, Turkey, Indonesia and New Zealand. The expansion outside of China is a relatively new strategy for Telestone. The Company is pleased with the initial results and believes that the quality of our products and services will allow Telestone to be increasingly competitive internationally.

In 2008, the Company completed the research and development of the third generation (“3G”) application equipments, such as WCDMA, CDMA2000 and TD-SCDMA, three expected licenses within the 3G network. Before 3G licensed Chinese domestic carriers will face the problems of multi-carriers and multi-mobile telecommunication system, our research and development center has developed a new third generation indoor coverage solution, which uses the fiber optic technology in the radio frequency signal distribution to transmit high speed data signals.

BUSINESS REVIEW

The following is a chart of our operations for the three months ended March 31, 2008:

	2008		2007		Comparisons
Item	$'000	% of revenue	$'000	% of revenue	$'000%
Revenue	6489		4795		1694	35.33%
Cost of equipment and services	3335	51.39%	2401	50.07%	934	38.90%
Gross profit	3154	48.61%	2394	49.93%	760	31.75%
Sales and marketing expenses	1515	23.35%	920	19.19%	595	64.67%
General and administrative	674	10.39%	620	12.93%	54	8.71%
Research and development	130	2.00%	172	3.59%	-42	-24.42%
Depreciation and Amortization	77	1.19%	59	1.23%	18	30.51%
Interest expenses	36	0.55%	24	0.50%	12	50.00%
Other income	318	4.90%	0	0.00%	318
Income before tax	1040	16.03%	599	12.49%	441	73.62%
Income tax	203	3.13%	151	3.15%	52	34.44%
Net income	837	12.90%	448	9.34%	389	86.83%

Our revenues during the three month period ended March 31, 2008 were derived from system integration service to domestic telecom carriers, direct product sales to system integration providers and direct product sales to overseas markets. Our major customers include China Mobile, China Unicom, China Telecom and China Netcom. Our operating revenues are composed of sales of wireless equipment and service income that includes system integration, engineering services, technical support, wireless network optimization and network maintenance.

Our revenues for this reporting period increased as compared to the same period in 2007. Our revenues for the three months period ended March 31, 2008 were $6,489,000, up from $4,795,000 for the corresponding period of the previous year. We believe that, with the expected launch of the 3G wireless network, Chinese carriers’ total capital investment in year 2008 will continue to increase over that of 2007.

For the reporting period, the Company provided new products and innovative solutions and also developed new leads into other mobile telecommunication markets. We continued our expansion in the domestic markets where we already had a strong presence and are continuing to develop overseas markets. We have established business relationships with the local telecommunication carriers in these regions, and expect that these new products, solutions and markets will enhance our business prospects.

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

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe critical accounting policies as disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2007 reflect the judgments and estimates used in preparation of our financial statements. We believe there have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2008 compared to those discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

RESULTS OF OPERATION

Revenues

For the three months ended March 31, 2008, our revenues were $ 6,489,000, representing an increase of 35.33% as compared to the same period in 2007. The reason for the increased revenue is due to our expansion of business in larger markets, including the increase in revenue from existing customers such as Beijing Mobile, Shanghai Mobile and Tianjin Unicom etc.

We believe that our revenues in year 2008 will continue to improve and eventually eclipse fiscal 2007’s revenue totals with the continued development and application of our new products, solutions and the contribution of our newly developing markets, especially as the expected 3G network is launched.

Breakdown by Nature

Three months ended March 31, 2008

	2008		2007		Growth
	$'000	% of revenue	$'000	% of revenue	$'000%
product sales	3930	60.56%	2951	61.54%	979	33.18%
service sales	2559	39.44%	1844	38.46%	715	38.77%
total	6489		4795		1694	35.33%

Our revenues were primarily derived from product sales and service sales.

For the three months ended March 31, 2008, our revenues generated from product sales were $3,930,000, representing an increase of 33.18% as compared to the corresponding period of 2007. For the three months ended March 31, 2008, our revenues generated from service sales were $2,559,000, representing an increase of 38.77% as compared to the same period in 2007.

For the three months ended March 31, 2008, revenues generated from product sales accounted for 60.56% of total revenues, compared to 61.54% for the same period of 2007. For the three months ended March 31, 2008, revenues generated from service sales accounted for 39.44% of total revenues, compared to that of 38.46% for the same period of 2007.

Breakdown by Customers

Three months ended March 31, 2008

	2008		2007		Growth
	$'000	% of revenue	$'000	% of revenue	$'000%
China Mobile	2667	41.10%	1841	38.39%	826	44.87%
China Unicom	2781	42.86%	1557	32.47%	1224	78.61%
China Netcom	299	4.61%	519	10.82%	-220	-42.39%
China Telecom	132	2.03%	671	13.99%	-539	-80.33%
Overseas	169	2.60%	206	4.30%	-37	-17.96%
Others	441	6.80%	1	0.02%	440	44000.00%
Total	6489		4795		1694	35.33%

Revenue from carriers was the Company’s major source of revenue during the reporting period, and the majority of such revenue was generated from China Mobile and China Unicom.

For the three months ended March 31, 2008, our revenues generated from China Mobile and China Unicom were $2,667,000 and $2,781,000 respectively, representing an increase of 44.87% and 78.61%, respectively, as compared to the same period in 2007. The increase in our revenues from China Mobile was primarily due to our increased business with Beijing Mobile, Shanghai Mobile. The reason for the increased revenue from China Unicom is our expansion marketing share in China Unicom based on maintenance of the current Unicom markets. Tianjin Unicom has contributed a substantial amount to our revenue from China Unicom mainly because of their remarkably increasing investment.

For the three months ended March 31, 2008, our revenues generated from China Netcom were $299,000, representing a decrease of 42.39% compared to $519,000 as of the same period of last year. For the three months ended March 31, 2008, our revenues generated from China Telecom were $132,000, representing a decrease of 80.33% as compared to the same period in 2007. Because of the coming restructuring among Chinese telecom operators, China Netcom and China Telecom had cut down their expenditure in PHS (Personal Handy-phone System). This leads to our significant decreased revenue from China Netcom and China Telecom.

For the three months ended March 31, 2008, our revenues generated from Overseas were $169,000, representing a decrease of 17.96% compared to the same period of 2007. The overseas revenue was mainly from Vietnam market in first quarter 2007. However, the Vietnam carriers postpone their investment of 2008 to the second quarter which caused our decreased first quarter revenue from overseas markets. In 2008, we will focus on the business in the Commonwealth of Independent States, North and South America, Middle East and Vietnam. A greatly increased business is expected in the whole year of 2008.

For the three months ended March 31, 2008, the total sales to other customers was $441,000, as compared to $1,000 generated as of the same period in 2007, representing an increase of 44,000.00% for the corresponding period of the previous year. This significant increase in sales to other customers is primarily due to our business expansion of our system integration. The third business department was established to strengthen the business of system equipment and special network.

Cost Analysis

Three months ended March 31, 2008

	2008		2007		Growth
	$'000	% of revenue	$'000	% of revenue	$'000%
product sales cost	2100	32.36%	1597	33.31%	503	31.50%
service cost	1235	19.03%	804	16.77%	431	53.61%
Total	3335	51.39%	2401	50.07%	934	38.90%

For the three months ended March 31, 2008, our total costs were $3,335,000, representing an increase of 38.90% as compared to the same period of 2007. The increase in our total costs is attributable to our business expansion.

Our costs of revenues include product sales costs and service costs.

For the three months ended March 31, 2008, our product sales costs were $2,100,000, representing an increase of 31.50% as compared to the same period in 2007. However, during the reporting period our product sales costs accounted for 32.36% of our total revenue, as compared to 33.31% for the same period in 2007. We intend to take measures to slow the rising of cost associated with product sales, including reducing our purchase costs through large scale procurement, decreasing the use of raw materials through optimization of our system design, regularly improving our system integration technologies, and optimizing our supply chain to receive better terms from suppliers.

For the three months ended March 31, 2008, our service costs were $1,235,000, representing an increase of 53.61% as compared to the same period in 2007. The increase in service costs was mainly due to the growth of network-optimization and project maintenance incurred in the first quarter of the year 2008.

Gross Profit and Gross Margin

For the three months ended March 31, 2008, our gross profit was $3,154,000, representing an increase of 31.75% as compared to the same period in 2007. Our gross margin for the reporting period was 48.61% as compared to 49.93% for the same period in 2007.

The increased gross profit is because of our business expansion.

Our decreased gross margin during the reporting period was mainly due to strong competition, which resulted in a decrease in the sales price per unit product despite an increase in the cost of service. We intend to take some effective measures to control product cost and take advantage of our research and development capabilities to enhance our marketing competence.

Operating Expenses

	2008		2007		Comparisons
Item	$'000	% of revenue	$'000	% of revenue	$'000%
Sales and marketing expenses	1515	23.35%	920	19.19%	595	64.67%
General and administrative expenses	674	10.39%	620	12.93%	54	8.71%
Research and development expenses	130	2.00%	172	3.59%	-42	-24.42%
Total	2319	35.74%	1712	35.71%	607	35.46%

Operating expenses mainly include sales and marketing expenses, general and administrative expenses and research and development expenses.

Sales and Marketing Expenses

Sales and marketing expenses include all related expenses and remunerations for sales personnel and travel expenses related to sales of products and market development.

For the three months ended March 31, 2008, sales and marketing expenses were $1,515,000, accounting for 23.35% of the total revenues, as compared to $920,000, or 19.19% of total revenues for the same period in 2007. Sales and marketing expenses had an increase of 64.67% as compared to the same period of 2007.

Sales and marketing expenses increased because of our efforts to expand our business categories and penetrate into new markets. We expect the increase in sales and marketing expenses during this quarter will benefit our income growth in the coming quarters.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for personnel, travel expenses, materials expenses related to ordinary administration, fees for professional services, and provisions for doubtful accounts.

For the three months ended March 31, 2008, general and administrative expenses were $674,000, accounting for 10.39% of the total revenues, as compared to $620,000, or 12.93% of the total revenues for the same period in 2007. General and administrative expenses had an increase of 8.71% as compared to the same period of 2007.

In 2007, in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, the internal control process is optimized and our work is more efficient. Therefore, the General and Administrative Expenses were maintained almost at the same level with that in the same period of 2007.

Research & Development Expenses

Research and development expenses include remunerations for research and development staff, material expenses, travel expenses and facilities.

For the three months ended March 31, 2008, research and development expenses were $130,000, accounting for 2.00% of the total revenues, as compared to $172,000, or 3.59% of the total revenues for the same period in 2007. Research and development expenses had a decrease of 24.42% as compared to the same period of 2007.

The decreased expense in Research and Development is result of the reduction of investment in the products of 2G since the 2G products have matured. And now our Research and Development is focusing on WFDS (Wireless Fiber Distributed System).

We have directed some of our research and development efforts towards investing in wireless telecommunications research and development, primarily TD-SCDMA related technologies and applications. We expect these research activities will enhance our technologies, reduce the cost of existing products and create future revenue through the launch of new 3G products.

Net Income

For the three months ended March 31, 2008, our net income was $837,000 which is representing an increase of 86.83% as compared to the same period in 2007. Net income increase is mainly due to the growth of revenue and exchange rate fluctuations. Without the exchange rate fluctuations, the net income increase is about 27.90% as compared to the same period of last year.

Our income before tax was $1,040,000 for the three months ended March 31, 2008, as compared to $599,000 for the corresponding period last year, which represented an increase of 73.62%.

LIQUIDITY AND SOURCE OF CAPITAL

We generally finance our operations from cash flow generated internally. As of March 31, 2008, we had current assets of $65,909,000. Current assets are comprised of inventories of $7,503,000, accounts receivable of $48,794,000, prepayments, deposits and other receivables of $4,694,000, and cash and cash equivalents of $4,918,000. Current liabilities comprised accounts payable of $8,085,000, tax payables of $5,155,000, a short-term bank loan of $2,141,000, and other payables and accruals of $9,673,000.

Our trading terms with our customers are mainly on credit. As of March 31, 2008, our accounts receivable were $48,794,000 compared to $45,013,000 as of December 31, 2007. The credit period is generally less than one year. The gradual increase in the accounts receivable is mainly due to: 1) steady growth in revenues resulting from growth in business, and 2) change in the settlement pattern of the mobile operators.

For the three months ended March 31, 2008, the collection of accounts receivable had a better performance as compared to the same period of last year, and we believe the outstanding accounts receivable will be collected because our major customers, China Unicom and China Mobile, are reputable and sizeable state-owned mobile operators in the PRC. Additionally, the Company has not experienced significant bad debts in the past. This notwithstanding, we have paid special attentions to lowering the turnover period of our accounts receivable balances and have taken the following measures:

(1)
The provincial branch managers and the headquarter district managers are in charge of the collection of the account receivables, which results are an important element of their performance evaluation and work assessment.

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

(4)
We encourage sales to China Mobile, China Telecom, China Netcom and certain provincial branches of China Unicom who had good credit history. We believe these measures will optimize the structure of our account receivables and minimize our financial risks in the future.

We believe the above-mentioned measures will shorten our accounts receivable turnover period and provide a better internal control environment for us to cope with the fast growing telecommunication industry in the PRC in the coming years.

As of March 31, 2008, our inventories were $7,503,000, as compared to $8,023,000 as of December 31, 2007, which represented a decrease of 6.48%. The decrease in the inventories was mainly due to meeting the operation requirement, controlling the balance of inventories, and enhancing the management and acceleration of inventory turnover.

As of March 31, 2008, our cash and bank balances were mainly denominated in Renminbi (“RMB”) and United States dollars (“US$”) while our bank borrowings were mainly denominated in RMB. Our revenue and expenses, assets and liabilities are mainly denominated in RMB and US$. Recently, the exchange rate fluctuations in the PRC have led to an appreciation of RMB. This may result in certain exchange risks.

We have experienced negative cash flows from operating activities for the periods ended March 31, 2008 and 2007, which is primarily the result of extended turnover periods related to our accounts receivable, as mentioned above. A continuation of this situation could negatively impact our liquidity and in turn our overall results of operations. In order to address this issue, apart from the implementation of the above-mentioned measures to reduce the turnover period, we are also exploring the possibility of obtaining third party financing and considering raising additional capital through debt or equity financings.

Our gearing ratio, calculated as total debts over total assets, was 35.72% as of March 31, 2008 and 36.17% as of December 31, 2007, respectively.

BUSINESS STRATEGIES

In order to maintain our leading position in the PRC’s wireless coverage solutions sector, and expand and diversify our revenue streams, we will adopt a three pronged strategy to ensure value for its shareholders:

1. We plan to continue to invest in research and development for our key technologies and our products to enhance our leading position in wireless coverage technology and take full advantage of the PRC’s investment in the 3G networks. We have dedicated research and development to wireless coverage solutions and in the next three years our main business will continue to be wireless coverage solutions for mobile telecommunications. Our proprietary WFDS product is one of the leading indoor wireless coverage products in China, and it is applicable to 2G, 3G, Broadband access and CATV networks.

2. In the domestic market, we intend to maintain strong relationships with Chinese mobile carriers and potentially make selective acquisitions in major provincial markets where we do not have leading market share. Our potential targets are companies that enjoy a leading market position and have strong business networks in their provincial markets or that have strong production capability and companies that own applicable value-added products whose customer premises network platform adapting to WFDS. We are confident that we will deepen our penetration of provincial markets and raise our overall market share through selective acquisitions and the promotion of new solutions.

3. We also plan to focus on building up our presence in markets outside the PRC. We will continue to strengthen our presence overseas by leveraging our expertise and leading wireless coverage products and solutions. In the United States, we plan to seek cooperation with peers that have strong research and development ability, and then develop technology and products that fit in the market of the PRC. However, we will also find partners within the integration business and then sell our products, as our products have a significant cost advantage. In the developing countries, we only seek cooperation with a local integration partner to deliver our leading wireless coverage solution technology, whom we then work with to set up our local products distribution channels.

BUSINESS OUTLOOK

As we mentioned last quarter, during May a dialogue regarding the significant re-organization of the Chinese telecom industry is scheduled to occur. Following the reorganization, China’s mobile operators are expected to be licensed to operate both 2G and 3G networks, and this should mark the start of large scale capital investment in 3G infrastructure. Given Telestone’s advanced technology across the 2G and 3G technology space, we believe the Company is in a strong position to benefit from this investment, however, the Company will only be in a position to provide a detailed outlook after fully assessing the post-reorganization market environment.

CONTINGENT LIABILITIES

We recognize our revenue upon the completion of contracts and have made full tax provision in accordance with relevant national and local laws and regulations of the PRC. A contract is considered completed upon completion of all essential contract work and when installation has been accepted by the customer. It is common practice in the PRC that official invoices bearing the tax authority stamp are not issued to customers until payments are received. We follow the practice of reporting our revenue for PRC tax purposes when invoices are issued. All unbilled revenue will become taxable when invoices are issued. For PRC tax reporting purposes, we recognize revenue on an “invoice basis” instead of when goods are delivered and services are rendered. This is not in strict compliance with the relevant laws and regulations. Accordingly, despite the fact that we have made full tax provision in the financial statements, we may be subject to a penalty for the deferred reporting of tax obligations. The exact amount of any penalty cannot be assessed at this point with any reasonable degree of certainty. The Board of Directors considers it is unlikely that the tax penalty will be imposed.

EMPLOYMENT AND REMUNERATIONS

We offer competitive remuneration schemes to our employees based on industry practices as well as the employees and our performance.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Under supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”); and whether any change has occurred in the Company’s internal control over financial reporting pursuant to Exchange Act Rules 13a-15(d) and 15d-15(d). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b) Changes in internal control over financial reporting.
During the quarter ended March 31, 2008, there were no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

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

TELESTONE TECHNOLOGIES CORPORATION

Date: May 15, 2008	By:	/s/ Han Daqing
Han Daqing, Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2008	By:	/s/ Liu Dongping
Liu Dongping, Chief Financial Officer
(Principal Financial Officer)