Form 10-Q
period 2008-06-30
TELESTONE TECHNOLOGIES CORP
filed 2008-08-14
CIK 817129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

 As of August 14, 2008, 10,404,550 shares of the Issuer’s $.001 par value common stock were outstanding.

TELESTONE TECHNOLOGIES CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Telestone Technologies Corporation

Condensed Consolidated Statements of Operations and Other Comprehensive Income
For the 6 months ended June 30, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

		(Unaudited)		(Unaudited)
		Three months ended June 30,		Six months ended June 30,
		2008	2007	2008	2007
	Note	US$’000	US$’000	US$’000	US$’000
Operating revenues
Sales of equipments		2,385	4,760	6,315	7,711
Service income		3,663	2,096	6,222	3,941

Total operating revenues		6,048	6,856	12,537	11,652

Cost of operating revenues
Cost of net sales		(1,427)	(2,557)	(3,530)	(4,155)
Cost of service		(1,170)	(557)	(2,402)	(1,360)

Total cost of operating revenues		(2,597)	(3,114)	(5,932)	(5,515)

Gross income		3,451	3,742	6,605	6,137

Operating expenses
Sales and marketing		1,083	1,065	2,598	1,985
General and administrative		580	593	1,253	1,213
Research and development		123	325	253	497
Depreciation and amortization		84	64	161	123

Total operating expenses		1,870	2,047	4,265	3,818

Operating income		1,581	1,695	2,340	2,319
Interest expense		(107)	(26)	(143)	(51)
Other income, net		625	11	943	11

Income before income taxes		2,099	1,680	3,140	2,279
Income taxes	4	(319)	(279)	(522)	(430)

Net income		1,780	1,401	2,618	1,849

Other comprehensive income
Foreign currency translation adjustment		29	42	1,489	42

Comprehensive income		1,809	1,443	4,107	1,891

Earnings per share:	3

Weighted average number of common stock outstanding
Basic		10,404,550	9,604,550	10,404,550	9,415,919
Dilutive effect of warrants		62,072	123,606	72,259	91,833

Diluted		10,466,622	9,728,156	10,476,809	9,507,752

Net income per share of common stock
Basic (US$)		0.17	0.15	0.25	0.20

Diluted (US$)		0.17	0.14	0.25	0.19

Telestone Technologies Corporation

Condensed Consolidated Balance Sheets
As of June 30, 2008 and December 31, 2007

(Dollars in thousands except share data and per share amounts)

		(Unaudited) As of June 30,	As of December 31,
		2008	2007
	Note	US$’000	US$’000
ASSETS

Current assets:
Cash and cash equivalents		4,853	5,473
Accounts receivable, net of allowance	6	51,936	45,013
Due from related parties	13	1,839	1,792
Inventories	10	7,759	8,023
Prepayment		1,611	1,169
Other current assets		1,246	1,332

Total current assets		69,244	62,802

Goodwill	7	3,119	3,119
Property, plant and equipment, net	8	1,092	1,170

		4,211	4,289

Total assets		73,455	67,091

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long term loan from related parties	13	31	28
Short-term bank loans	9, 13	2,856	2,051
Accounts payable – Trade		8,328	7,614
Customer deposits for sales of equipment		793	262
Due to related parties	13	1,855	2,318
Taxes payable		5,434	4,741
Accrued expenses and other accrued liabilities		7,211	7,221

Total current liabilities		26,508	24,235

Non-current liabilities:
Long term loan from related parties	13	14	30

		26,522	24,265

Commitments and contingencies	14	-	-

Stockholders’ equity:
Preferred stock, US$0.001 par value, 10,000,000 shares authorized, no shares issued		-	-
Common stock and paid-in-capital, US$0.001 par value: Authorized - 100,000,000 shares as of June 30, 2008		-	-
Issued and outstanding – 10,404,550 shares as of June 30, 2008 and December 31, 2007	12	11	11
Additional paid-in capital		18,989	18,989
Dedicated reserves		3,199	3,199
Other comprehensive income		4,506	3,017
Retained earnings		20,228	17,610

Total stockholders’ equity		46,933	42,826

Total liabilities and stockholders’ equity		73,455	67,091

Telestone Technologies Corporation

Condensed Consolidated Statements of Changes in Stockholders' Equity
For the 6 months ended June 30, 2008

(Dollars in thousands except share data and per share amounts)

	Common stock issued		Additional		Other
	Number		paid-in	Dedicated	comprehensive	Retained
	of shares	Amount	capital	reserves	income	earnings	Total
		US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Balance at January 1, 2007	8,935,106	9	8,475	2,619	1,015	12,152	24,270
Issuance of stock (net of expenses)	1,469,444	2	10,514	-	-	-	10,516
Net income	-	-	-	-	-	6,038	6,038
Foreign currency translation
adjustment	-	-	-	-	2,002	-	2,002
Transfer to indicated reserves	-	-	-	580	-	(580)	-

Balance at December 31, 2007	10,404,550	11	18,989	3,199	3,017	17,610	42,826
Net income	-	-	-	-	-	2,618	2,618
Foreign currency translation adjustment	-	-	-	-	1,489	-	1,489

Balance at June 30, 2008 (unaudited)	10,404,550	11	18,989	3,199	4,506	20,228	46,933

Telestone Technologies Corporation

Condensed Consolidated Statements of Cash Flows
For the 6 months ended June 30, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

	(Unaudited)
	Six months ended June 30,
	2008	2007
	US$’000	US$’000
Cash flows from operating activities
Net income	2,618	1,849
Adjustments to reconcile net income to net cash used in operating activities:
Loss on disposal of property, plant and equipment	1	3
Depreciation and amortization	161	123
Provision for doubtful accounts	200	402

Changes in assets and liabilities:
Accounts receivable	(5,216)	(2,497)
Due from related parties	34	(235)
Inventories	636	(806)
Prepayment	(397)	214
Other current assets	149	(193)
Accounts payable	383	(1,051)
Customer deposits for sales of equipment	530	191
Due to related parties	(579)	3
Taxes payable	491	2,660
Accrued expenses and other accrued liabilities	(340)	(3,289)

Net cash used in operating activities	(1,329)	(2,626)

Cash flows from investing activities
Purchase of property, plant and equipment	(27)	(146)
Proceeds from disposal of property, plant and equipment	23	30

Net cash used in investing activities	(4)	(116)

Cash flows from financing activities
Proceeds from issuance of shares (net of expenses)	-	5,460
Repayment of long-term loan	(16)	(1,279)
Proceeds from new short-term bank loan raised	714	-

Net cash generated from financing	698	4,181

Net (decrease) increase in cash and cash equivalents	(635)	1,439

Cash and cash equivalents, beginning of the period	5,473	3,380

Effect on exchange rate changes	15	42

Cash and cash equivalents, end of the period	4,853	4,861

Supplemental disclosure of cash flows information
Interest received	2	14
Interest paid	(59)	(51)
Tax paid	(50)	-

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements
For the 6 months ended June 30, 2008 and 2007

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

Success Million International Limited (“SMI”), a company established in the Hong Kong Special Administrative Region of the People’s Republic of China (the “PRC”) on August 23, 2004, is a wholly owned subsidiary of TSTC and had no business operations since incorporation. Beijing Telestone Technology Company Limited (“Beijing Telestone”), a wholly-owned subsidiary of SMI, established in Beijing, the PRC with an operating period until April 12, 2024, and is engaged in the business of design, development, installation and trading of wireless telecommunication coverage system equipment.

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

On October 8, 2007, BTWTC has established a wholly-owned subsidiary company named Beijing Telestone Communication Technology Corporation Limited (“BTCTC”) with operating period of 20 years until October 7, 2027. The principal activity of BTCTC is developing and managing the business operation of the Company outside the PRC.

In this report, TSTC, SMI, Beijing Telestone, BTWTC, Guolian, Pan-pacific and BTCTC are collectively referred to as the “Company”.

Note:	These are direct translation of name in Chinese for identification purpose only and are not the official name in English.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements
For the 6 months ended June 30, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

2.      PREPARATION OF INTERIM FINANCIAL STATEMENTS

Basis of presentations

The accompanying unaudited condensed consolidated financial statements as of June 30, 2008, have been prepared based upon Securities and Exchange Commission ("SEC") rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2008 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("USA") have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form-10KSB for the year ended December 31, 2007 filed on March 25, 2008. The results of operations for the six-month periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results to be expected for the full year.

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
For the 6 months ended June 30, 2008 and 2007

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

The Company’s income is principally generated in the PRC by Beijing Telestone, BTWTC, BTCTC, Guolian and Pan-pacific. Except for income from Beijing Telestone which is subject to PRC income tax at a rate of 24%, all income of the Company is subject to PRC income taxes at an unified rate of 25% in accordance with the new enterprise income tax rates, as explained in below paragraph, implemented in the PRC from January 1, 2008.

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

Unified EIT rate effective January 1, 2008	25%
Small scale / low profit enterprises	20%
High / new technology enterprises	15%

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
For the 6 months ended June 30, 2008 and 2007

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

Income tax expenses have been provided at the following rates on the respective subsidiaries’ estimated assessable income arising from PRC during the periods presented.
	(Unaudited) Six months ended June 30,
	2008	2007
	%	%

Beijing Telestone	24	24
BTWTC	25	33
BTCTC	25	-
Guolian	25	-
Pan-pacific	25	-

(a)   Income tax expenses are comprised of the following:
	(Unaudited) Six months ended June 30,
	2008	2007
	US$’000	US$’000
Current tax
United States	-	-
PRC	522	430

	522	430

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
For the 6 months ended June 30, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

4.      INCOME TAXES (CONTINUED)

(a)       Income tax expenses (Continued)

As of January 1, 2007, upon adoption of FIN48, the Company has analyzed its filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns. As of June 30, 2008 and December 31, 2007, the Company has identified the above jurisdictions as “major” tax jurisdictions, as defined, in which it is required to file income tax returns: United States and PRC. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements. Based on a review of tax positions for all open years, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48 during the six months ended June 30, 2008 and during the year ended December 31, 2007, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within twelve months.

As of December 31, 2007 and June 30, 2008, the Company had no unrecognized tax benefits or accruals for the potential payment or interest and penalties. The Company’s policy is to record interest and penalties in this connection as a component of the provision for income tax expense. For the 6 months ended June 30, 2008, no interest or penalties were recorded.

(b)       Reconciliation from the expected statutory tax rate in PRC of 25% (2007:24%) is as follows:

	(Unaudited) Six months ended June 30,
	2008	2007
	%	%

Statutory rate – PRC	25.0	24.0
Differences in tax rates of subsidiary of the Company	(0.6)	(1.8)
Tax exemption	(8.8)	(19.4)
Non-deductible items	1.4	13.2
Others	(0.4)	2.9

Effective tax rate	16.6	18.9

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements
For the 6 months ended June 30, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

5.     OPERATING RISK

(a)           Concentration of major customers and suppliers

	(Unaudited) Six months ended June 30,

	2008	2007
	US$’000	US$’000
Major customers with revenues of more than 10% of the Company’s sales
Sales to major customers	10,905	10,633
Percentage of sales	87%	91%
Number	2	3

Major suppliers with purchases of more than 10% of the Company’s purchases
Purchases from major suppliers	2,002	1,077
Percentage of purchases	63%	21%
Number	2	1

Accounts receivable related to the Company’s major customers comprised 91% and 72% of all accounts receivables as of June 30, 2008 and December 31, 2007 respectively.

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
For the 6 months ended June 30, 2008 and 2007

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

6.     ACCOUNTS RECEIVABLE
	(Unaudited) As of June 30, 2008	As of December 31, 2007
	US$’000	US$’000

Completed contracts	56,178	48,733
Retentions	596	715

	56,774	49,448
Allowance for doubtful accounts	(4,838)	(4,435)

	51,936	45,013

Of the retentions balance as of June 30, 2008 and December 31, 2007, approximately US$439 and US$30 respectively are expected to be collected after one year.

7.     GOODWILL

	(Unaudited) As of June 30, 2008	As of December 31, 2007
	US$’000	US$’000

Goodwill	3,119	3,119

The goodwill, represented the excess of the purchase price over the fair value of net assets acquired, arose from the acquisition of Guolian and Pan-pacific by BTWTC on July 5, 2007 and it is not being amortized, but will be tested annually for impairment in accordance with SFAS No. 142.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements
For the 6 months ended June 30, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

8.     PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment is summarized as follows:

	Estimated useful life	(Unaudited) As of June 30, 2008	As of December 31, 2007
	(in years)	US$’000	US$’000

Buildings	30	305	287
Leasehold improvement	5	85	81
Plant and machinery	5	555	515
Office equipment	5	875	838
Motor vehicles	5	541	545

		2,361	2,266
Accumulated depreciation		(1,269)	(1,096)

		1,092	1,170

9.     SHORT-TERM BANK LOANS

All bank loans are secured by guarantees provided by the director, Mr. Han Daqing and an independent guaranty company. The bank loans are charged at interest rate of 6.57% to 7.47% per annum and wholly repayable within one year.

10.   INVENTORIES

Inventories consisted of the followings:
	(Unaudited) As of June 30, 2008	As of December 31, 2007
	US$’000	US$’000

Raw materials	30	29
Finished goods	7,729	7,994

	7,759	8,023

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements
For the 6 months ended June 30, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

11.   SEGMENT INFORMATION

During the period ended June 30, 2008 and year ended December 31, 2007, all revenues of the Company are from its installation and trading of wireless telecommunication coverage system equipment. No financial information by business segment is presented.

As the Company operates mainly in the PRC and over 90% of its revenue and operating profit are from the PRC, no geographical analysis is presented.

12.	COMMON STOCK

As of June 30, 2008 and December 31, 2007, the authorized capital of TSTC is 110,000,000 shares within which 100,000,000 being shares of common stock with a par value of $0.001, and 10,000,000 being shares of preferred stock with a par value of $0.001.

On February 20, 2007, TSTC issued 669,444 shares of common stock and 177,403 warrants for total net proceeds of US$5,454. The warrants are exercisable over a 4-year period at a per share exercise price of US$11.6.

On November 30, 2007, TSTC further issued 800,000 shares of common stock for total net proceeds of US$5,062 in connection with the acquisition of Guolian and Pan-pacific.

TSTC had 10,404,550 shares of outstanding common stock and 192,403 outstanding warrants as of June 30, 2008 and December 31, 2007.

13.   RELATED PARTY TRANSACTIONS

Summary of related party transactions
	Note	(Unaudited) As of June 30, 2008	As of December 31, 2007
		US$’000	US$’000
Due from related parties
Other employees	a	443	456
Ex-stockholders of SMI/Guolian	b	1,396	1,336

		1,839	1,792

Due to related parties
Directors	a	368	887
Ex-stockholders of Beijing Telestone/Guolian	b	1,487	1,431

		1,855	2,318

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements
For the 6 months ended June 30, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

13.   RELATED PARTY TRANSACTIONS (CONTINUED)

Summary of related party transactions (Continued)
	Note	(Unaudited) As of June 30, 2008	As of December 31, 2007
		US$’000	US$’000

Loan from related parties
A director of Beijing Telestone	c	22	29
A close family member of a director of Beijing Telestone	c	23	29

		45	58

Current portion of long term loan from related parties		(31)	(28)

Long term loan from related parties		14	30

Guarantor of short term loan
A director	9	2,856	2,051

Note:

(a)	The amounts due from/to directors and employees represent unsecured advances made to those parties from time to time. These amounts are interest free and repayable on demand.

(b)
Included in the amounts due to ex-stockholders of Beijing Telestone, US$1,287 represented the consideration arising from the consummation of the business combination. The ex-stockholders of SMI had represented that they had fully settled the amount with the ex-stockholders of Beijing Telestone and also undertaken to fully indemnify SMI against any claims from the ex-stockholders of Beijing Telestone (the “Undertaking”). However, an ex-stockholder of Beijing Telestone has initiated lawsuit against SMI alleging that the consideration amount has not been settled. The court hearing commenced on May 10, 2006 and finalized on December 19, 2006. Verdict has been issued by the Second Intermediate People’s Court of Beijing and announced that SMI and Beijing Telestone are not required to compensate for the ex-stockholder of SMI. On October 23, 2007, another verdict was issued by the High People’s Court of Beijing to announce that the verdict from Second Intermediate People’s Court of Beijing was kept and SMI was not require to compensate for Ke Jie.

(c)	The long-term loan was advanced to Pan-pacific and is collateralized by the Company’s building properties, bears monthly interest rate at 0.57% and is repayable by installments.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements
For the 6 months ended June 30, 2008 and 2007

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

No options have been granted to any parties during the period ended June 30, 2008 and as of the date of these financial statements.

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

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements
For the 6 months ended June 30, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

16.	RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (SFAS No. 162), The Hierarchy of Generally Accepted Accounting Principles. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for non-governmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact of the adoption of SFAS No. 162 on its consolidated financial statements.

In May 2008, the FASB issued SFAS 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60 to requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation and clarifies how Statement 60 applies to financial guarantee insurance contracts. The adoption of this Statement is not expected to have a material impact on the Company’s financial position or results of operations.

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

BUSINESS DESCRIPTION

We are a wireless communications coverage solutions provider in the People’s Republic of China (the “PRC”). We principally provide mobile telecommunication coverage solutions in services network to our customers in the PRC.

Our wireless coverage solutions business enhances mobile telecommunication coverage signals and improves the quality of reception for mobile phone users. These solutions are used in a variety of indoor and outdoor environments such as hotels, residential estates, office buildings, airports, exhibition centers, underground stations, highways, tunnels and vast countryside regions.

Our wireless coverage solutions business is comprised of research, development and the application of wireless communications technology. In addition to sales of our internally designed wireless communication equipment, including repeaters, antennas and radio frequency accessories, we also provide project design, project management, installation, maintenance and other after-sales services in accordance with our customers’ requirements. Since the establishment of Telestone in 1997, we have gradually developed business relationships with China Mobile Group (“China Mobile”), China Unicom Group (“China Unicom”), China Telecom Group (“China Telecom”) and China Netcom Group (“China Netcom”), which are currently our main customers. During 2007 and the six months ended June 30, 2008, there was a significant increase in our revenue from China Mobile. During that time we also improved our business relationships with our wireless system equipment vendors within China. We have been exploring the wireless system equipment industry over the past year and have continued to expand our business into overseas markets as well. So far, our marketing effort has been expanded to nineteen (19) countries in the world, including the U.S., Vietnam, Mexico, Brazil, Russia, India, The Philippines, Thailand, Ireland, Ecuador, Mongolia, South Africa, Turkey, Indonesia and New Zealand. Expansion outside of China is a relatively new strategy for Telestone. The Company is pleased with the initial results and believes that the quality of our products and services will allow Telestone to be increasingly competitive internationally.

In May 2008, China announced a restructuring plan for the country’s telecom operators (“Restructuring”). As a result of China Telecom restructuring, Chinese operators will increase network expenditures significantly in expanding network coverage and improving network quality, which will provide a huge opportunity for wireless equipment suppliers. As a leading wireless coverage equipment and service provider, Telestone will benefit greatly from this increase in expenditure in the China wireless coverage market.

In July 2008, Telestone had completed installation at seven Beijing Olympic venues and their matching establishments. Theses contracts are valued at more than one million dollars. Among these buildings, the China Athletic Training Base for the Disabled is operated using the Wireless Fiber Distribution System (WFDS), one of the leading indoor wireless coverage products in the world, which is applicable to 2G, 3G, Broadband access and CATV networks.

BUSINESS REVIEW

The following is a chart of our operations for the three months ended June 30, 2008 and 2007:

	2008		2007		Comparisons
Item	$'000	% of revenue	$'000	% of revenue	$'000%
Revenue	6048		6856		(808)	-11.79%
Cost of equipment and services	2597	42.94%	3114	45.42%	(517)	-16.60%
Gross profit	3451	57.06%	3742	54.58%	(291)	-7.78%
Sales and marketing expenses	1083	17.91%	1065	15.53%	18	1.69%
General and administrative	580	9.59%	593	8.65%	(13)	-2.19%
Research and development	123	2.03%	325	4.74%	(202)	-62.15%
Depreciation and Amortization	84	1.39%	64	0.93%	20	31.25%
Interest expenses	107	1.77%	26	0.38%	81	311.54%
Other income	625	10.33%	11	0.16%	614	5581.82%
Income before tax	2099	34.72%	1680	24.50%	419	25.00%
Income tax	319	5.27%	279	4.07%	40	14.34%
Net income	1780	29.45%	1401	20.43%	379	27.05%

Six months ended June 30, 2008 and 2007:

	2008		2007		Comparisons
Item	$'000	% of revenue	$'000	% of revenue	$'000%
Revenue	12537		11652		885	7.60%
Cost of equipment and services	5932	47.32%	5515	47.33%	417	7.56%
Gross profit	6605	52.68%	6137	52.67%	468	7.63%
Sales and marketing expenses	2598	20.72%	1985	17.04%	613	30.88%
General and administrative	1253	9.99%	1213	10.41%	40	3.30%
Research and development	253	2.02%	497	4.27%	(244)	-49.09%
Depreciation and Amortization	161	1.28%	123	1.06%	38	30.89%
Interest expenses	143	1.14%	51	0.44%	92	180.39%
Other income	943	7.52%	11	0.09%	932	8472.73%
Income before tax	3140	25.05%	2279	19.56%	861	37.78%
Income tax	522	4.16%	430	3.69%	92	21.40%
Net income	2618	20.88%	1849	15.87%	769	41.59%

Our revenues during the three month period ended June 30, 2008 were derived from system integration service to domestic telecom carriers, direct product sales to system integration providers and direct product sales to overseas markets. Our major customers include China Mobile, China Unicom, China Telecom and China Netcom. Our operating revenues are composed of sales of wireless equipment and service income that includes system integration, engineering services, technical support, wireless network optimization and network maintenance.

Our revenues for this reporting period decreased as compared to the same period in 2007. Our revenues for the three months period ended June 30, 2008 were $6,048,000, down from $6,856,000 for the corresponding period of the previous year. The reason of revenue decrease is that the reduced network expenditure of China Unicom, China Telecom and China Netcom during the Restructuring period as these companies were affected tremendously by the Restructuring. However, China Mobile’s expenditure had increased a lot because it was not affected greatly by the Restructuring. Therefore, our revenue from China Mobile increased tremendously in the second quarter of 2008. We believe that, with the expected completion of the Restructuring and launch of the 3G wireless network, Chinese carriers’ total capital investment in year 2008 will continue to increase over that of 2007.

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

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe critical accounting policies as disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2007 reflect the judgments and estimates used in preparation of our financial statements. We believe there have been no material changes to our critical accounting policies and estimates during the three months ended June 30, 2008 compared to those discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

RESULTS OF OPERATION

Revenues

For the three months ended June 30, 2008, our revenues were $ 6,048,000, representing a decrease of 11.79% as compared to the same period in 2007. The reason of revenue decrease is that the reduced network expenditures of China Unicom, China Telescom and China Netcom during the Restructuring period as these companies were affected tremendously according to the China Telecom Restructuring Plan.

In light of the Restructuring currently under way and the promotion plan for Telestone's new products, we believe that our revenues in year 2008 will continue to improve and eventually eclipse fiscal year 2007’s revenue totals with the continued development and application of our new products, solutions and the contribution of our newly developing markets.

Breakdown by Nature

Three months ended June 30, 2008 and 2007

	2008		2007		Growth
	$'000	% of revenue	$'000	% of revenue	$'000%
product sales	2385	39.43%	4760	69.43%	-2375	-49.89%
service sales	3663	60.57%	2096	30.57%	1567	74.76%
Total	6048		6856		-808	-11.79%

Six months ended June 30, 2008 and 2007

	2008		2007		Growth
	$'000	% of revenue	$'000	% of revenue	$'000%
product sales	6315	50.37%	7711	66.18%	-1396	-18.10%
service sales	6222	49.63%	3941	33.82%	2281	57.88%
Total	12537		11652		885	7.60%

Our revenues were primarily derived from product sales and service sales.

For the three months and six months ended June 30, 2008, revenues generated from product sales were $2,385,000 and $6,315,000, which represented a decrease of 49.89% and 18.10%, respectively, compared to the corresponding periods of 2007. For the aforementioned periods, revenues generated from system integration service sales were $3,663,000 and $6,222,000, which represented an increase of 74.76% and 57.88% respectively, compared to the same periods of 2007.

For the three months and six months ended June 30, 2008, revenues generated from product sales accounted for 39.43% and 50.37% of total revenues, respectively, compared to 69.43% and 66.18% for the corresponding periods of 2007. For the aforementioned periods, revenues generated from system integration service sales accounted for 60.56% and 49.63% of total revenues, respectively, compared to 30.57% and 33.82% for the same periods of 2007.

Breakdown by Customers

Three months ended June 30, 2008 and 2007

	2008		2007		Growth
	$’000	% of revenue	$'000	% of revenue	$'000%
China Mobile	4031	66.65%	2367	34.52%	1664	70.30%
China Unicom	1603	26.50%	2898	42.27%	-1295	-44.69%
China Netcom	93	1.54%	186	2.71%	-93	-50.00%
China Telecom	187	3.09%	1298	18.93%	-1111	-85.59%
Overseas	54	0.89%	63	0.92%	-9	-14.29%
Others	80	1.32%	44	0.64%	36	81.82%
Total	6048	100.00%	6856	100.00%	-808	-11.79%

Six months ended June 30, 2008 and 2007

	2008		2007		Growth
	$' 000	% of Revenue	$'000	% of revenue	$'000%
China Mobile	6698	53.43%	4208	36.11%	2490	59.17%
China Unicom	4384	34.97%	4455	38.23%	-71	-1.59%
China Netcom	392	3.13%	705	6.05%	-313	-44.40%
China Telecom	319	2.54%	1970	16.91%	-1651	-83.81%
Overseas	223	1.78%	269	2.31%	-46	-17.10%
Others	521	4.16%	45	0.39%	476	1057.78%
Total	12537	100.00%	11652	100.00%	885	7.60%

Revenue from carriers was the Company’s major source of revenue during the reporting period, and the majority of such revenue was generated from China Mobile and China Unicom. For the three months ended June 30, 2008, our revenues generated from China Mobile and China Unicom was $4,031,000 and $1,603,000 respectively, representing a revenue ratio of 66.65% and 26.50% respectively.

For the three months ended June 30, 2008, our revenues generated from China Telecom and China Netcom were $187,000 and $ 93,000 representing decreases of 85.59% and 50.00% compared to $1,298,000 and $ 186,000 as of the same period of last year. The revenue from China Unicom was decreased of 44.69% compared to $ 2,898,000 of the corresponding period of 2007. The reduced revenues from China Unicom, China Netcom and China Telecom were mainly because their decreased network expenditure during the Restructuring period as these companies would be affected tremendously with the completion of the Restructuring. What is more, China Netcom stopped their expenditure in PHS (Personal Handy-phone System). These changes lead to our significant decreased revenues from China Netcom and China Telecom.

As China Mobile is not greatly affected by the China Telecom Restructuring, for the three months ended June 30, 2008, our revenue generated from China Mobile increased 70.30% from $ 2,367,000 of the same period of 2007. The increase in our revenues from China Mobile was primarily due to our increased business with Beijing Mobile, Shanghai Mobile, Guizhou Mobile and Shandong Mobile, which revenue increase is due to the acquisition of Shandong Guolian.

For the three months ended June 30, 2008, our revenues generated from overseas were $54,000, representing a decrease of 14.29% compared to the same period of 2007. The overseas revenue was mainly from Vietnam market in first quarter 2007. The decreased revenue from Overseas market is because of the following three facors: (1) the economic crisis of Vietnam greatly affected the overseas revenue from Vietnam market which was the most important part of the overseas revenue; (2) Product price is decreased because of the fierce competition among equipment suppliers;(3) finally, product sales of Telestone in the overseas market started shifting from passive product sales to WFDS sales. However, the business expansion of WFDS is still in the marketing exploratory stage. Nonetheless, we still believe that there will be a substantial progress of WFDS sales in the third and forth quarter in light of higher gross profits from our new product with its technological advantages.

For the three months ended June 30, 2008, the total sales to other customers was $80,000, as compared to $44,000 generated as of the same period in 2007, representing an increase of 81.82% for the corresponding period of the previous year. This significant increase in sales to other customers is primarily due to the expansion of our system integration business. The business department of the Private Network Operator was established to strengthen the business of system equipment and special network.

Revenues from telecom carriers were our major revenue source for the six months ended June 30, 2008, with China Mobile and China Unicom accounting for the majority. Compared to the corresponding period in 2007, the change in the composition ratio of revenues was primarily driven by the following factors: (1) a significant increase in revenues received from China Mobile and other customers and (2) a significant decrease of revenues from China Netcom, China Telecom based on the Restructuring.

Cost Analysis

Three months ended June 30, 2008 and 2007
	2008		2007		Growth
	$'000	% of revenue	$'000	% of revenue	$'000%
products sales cost	1427	23.59%	2557	37.30%	-1130	-44.19%
service cost	1170	19.35%	557	8.12%	613	110.05%
Total	2597	42.94%	3114	45.42%	-517	-16.60%

Six months ended June 30, 2008 and 2007

	2008		2007		Growth
	$'000	% of revenue	$'000	% of revenue	$'000%
products sales cost	3530	28.13%	4155	60.60%	-625	-15.04%
service cost	2402	19.18%	1360	19.84%	1042	76.62%
Total	5932	47.32%	5515	80.44%	417	7.56%

For the three months and six months ended June 30, 2008, our total costs were $2,597,000 and $5,932,000, which represented a decrease of 16.60% and an increase of 7.56%, respectively, as compared to the corresponding periods of 2007.

Costs of revenues include costs of product sales and costs of system integration service sales.

For the three months and six months ended June 30, 2008, our costs of product sales were $1,427,000 and $3,530,000, which represented a decrease of 44.19% and 15.04%, respectively, as compared to the same periods of 2007. The decrease of costs of product sales is mainly due to the promotion of our new products which are of the higher prices and gross margins.

For the three months and six months ended June 30, 2008, our costs of service sales were $1,170,000 and $2,402,000, representing an increase of 110.05% and an increase of 76.62%, respectively, as compared to the same periods of 2007. The increased costs of service sales were primarily attributable to the rising cost of human resources in light of increased consumer prices in China.

Gross Profit and Gross Margin

For the three months and six months ended June 30, 2008, our gross profit was $3,451,000 and $6,605,000, which represented a decrease of 7.78% and an increase of 7.63% respectively, as compared to the same periods of 2008. Our gross margin for the aforementioned periods was 57.06% and 52.69%, respectively, compared to 54.58% and 52.67% for the same periods of last year.

Our gross profit decrease during the reporting period is attributable to the same factors as the decreased in revenue.

Our increased gross margin during the reporting period was primarily due to the reduced cost of equipment and services.

Operating Expenses

Three months ended June 30, 2008 and 2007

	2008		2007		Comparisons
Item	$’000	% of revenue	$'000	% of revenue	$'000%
Sales and marketing expenses	1083	17.91%	1065	15.53%	18	1.69%
General and administrative	580	9.59%	593	8.65%	-13	-2.19%
Research and development	123	2.03%	325	4.74%	-202	-62.15%
Total	1786		1983		-197	-9.93%

Six months ended June 30, 2008 and 2007

	2008		2007		Comparisons
Item	$’000	% of revenue	$'000	% of revenue	$'000%
Sales and marketing expenses	2598	20.72%	1985	17.04%	613	30.88%
General and administrative	1253	9.99%	1213	10.41%	40	3.30%
Research and development	253	2.02%	497	4.27%	-244	-49.09%
Total	4104		3695		409	11.07%

Operating expenses mainly include sales and marketing expenses, general and administrative expenses and research and development expenses.

Sales and Marketing Expenses

Sales and marketing expenses include all related expenses and remunerations for sales personnel and travel expenses related to sales of products and market development.

For the three months and six months ended June 30, 2008, sales and marketing expenses were $1,083,000 and $2,598,000, accounting for 17.91% and 20.72% of total revenues, as compared to $1,065,000 and $1,985,000, or 15.53% and 17.04% of total revenues, respectively, for the corresponding periods of 2007. Sales and marketing expenses for the aforementioned periods increased 1.69% and 30.88%, respectively, as compared to the same periods of last year.

The sales and marketing expenses in the second quarter of 2008 was almost the same as those of the same period of 2007.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for personnel, travel expenses, materials expenses related to ordinary administration, fees for professional services, and provisions for doubtful accounts.

For the three months and six months ended June 30, 2008, general and administrative expenses were $580,000 and $1,253,000, accounting for 9.59% and 9.99% of total revenues, as compared to $593,000 and $1,213,000, or 8.65% and 10.41% of total revenues, respectively, for the corresponding periods of 2007. General and administrative expenses for the three months periods ended June 30, 2008 decreased 2.19% and for the six months periods increased 3.30%, as compared to the same periods of last year.

Research & Development Expenses

Research and development expenses include remunerations for research and development staff, material expenses, travel expenses and facilities.

For the three months and six months ended June 30, 2008, research and development expenses were $123,000 and $253,000, accounting for 2.03% and 2.02% of total revenues, as compared to $325,000 and $497,000, or 4.74% and 4.27% of total revenues, respectively, for the corresponding periods of 2007. Research and development expenses for the aforementioned periods decreased by 62.15% and 49.09% respectively, compared to the same periods of 2007.

The decreased expense in Research and Development is the result of continuous reduction of investment in the 2G products since the 2G technology has matured and the Restructuring has been announced. Now our Research and Development is focusing on WFDS (Wireless Fiber Distributed System).

We have directed some of our research and development efforts towards investing in wireless telecommunications research and development, primarily TD-SCDMA related technologies and applications. We expect these research activities will enhance our technologies, reduce the cost of existing products and create future revenue through the launch of new 3G products.

Net Income

For the three and six months ended June 30, 2008, our net income was $1,780,000 and $2,618,000, respectively, which represented an increase of 28.55% and 42.67%, as compared to the same period in 2007. The net income increase is mainly due to our business expansion of our new products, which are of higher prices and gross margins compared to the traditional products. What is more, the increase of net income is also because of decreased cost and appreciation of RMB.

LIQUIDITY AND SOURCE OF CAPITAL

We generally finance our operations from cash flow generated internally. As of June 30, 2008, we had current assets of $69,244,000. Current assets are comprised of inventories of $7,759,000, accounts receivable of $51,936,000, prepayments, deposits and other receivables of $4,695,000, and cash and cash equivalents of $4,853,000. Current liabilities comprised accounts payable of $8,328,000, tax payables of $5,434,000, a short-term bank loan of $2,856,000, and other payables and accruals of $9,890,000.

Our trading terms with our customers are mainly on credit. As of June 30, 2008, our accounts receivable were $51,936,000 compared to $45,013,000 as of December 31, 2007. The credit period is generally less than one year. The gradual increase in the accounts receivable is mainly due to: 1) steady growth in revenues resulting from growth in business, and 2) change in the settlement pattern of the mobile operators.

Although we experience a longer accounts receivable turnover period than some, this is due to traditionally long payment periods from China’s state-controlled telecom carriers. Telestone continues to believe that all of our outstanding accounts receivable will be paid as the Company’s major customers, China Mobile and China Unicom, are state funded and the Company has not experienced any significant debts in the past. This notwithstanding, we have paid special attentions to lowering the turnover period of our accounts receivable balances and have taken the following measures:

(1)
Provincial branch managers and the headquarter district managers are in charge of the collection of the account receivables, the results of which are an important element of their personal performance evaluation and work assessment.

(2)	Approximately 1% of the accounts receivable will be allocated to a special fund for the sales team as incentive for their collection of the account receivables.

(3)
The company will keep in touch with the management of key departments (such as the financial and planning departments) of the carriers in headquarters as well as the provincial branches to monitor the collection of the accounts receivable.

(4)
We encourage sales to China Mobile, China Telecom, China Netcom and certain provincial branches of China Unicom who have good credit history. We believe these measures will optimize the structure of our accounts receivable and minimize our financial risks in the future.

We believe the above-mentioned measures will shorten our accounts receivable turnover period and provide a better internal control environment for us to cope with the fast growing telecommunication industry in the PRC in the coming years.

As of June 30, 2008, our inventories were $7,759,000, as compared to $8,023,000 as of December 31, 2007, which represented a decrease of 3.29%. The decrease in the inventories was mainly attributable to meeting operation requirements, controlling the balance of inventories, and enhancing the management and acceleration of inventory turnover.

As of June 30, 2008, our cash and bank balances were mainly denominated in Renminbi (“RMB”) and United States dollars (“US$”) while our bank borrowings were mainly denominated in RMB. Our revenue and expenses, assets and liabilities are mainly denominated in RMB and US$. Recently, the exchange rate fluctuations in the PRC have led to an appreciation of RMB. This may result in certain exchange risks.

We have experienced negative cash flows from operating activities for the periods ended June 30, 2008 and 2007, which is primarily the result of extended turnover periods related to our accounts receivable, as mentioned above. A continuation of this situation could negatively impact our liquidity and in turn our overall results of operations. In order to address this issue, apart from the implementation of the above-mentioned measures to reduce the turnover period, we are also exploring the possibility of obtaining third party financing and considering raising additional capital through debt or equity financings.

Our gearing ratio, calculated as total debts over total assets, was 36.11% as of June 30, 2008 and 36.17% as of December 31, 2007, respectively.

BUSINESS STRATEGIES

In order to maintain our leading position in the PRC’s wireless coverage solutions sector, and expand and diversify our revenue streams, we will adopt a three pronged strategy to ensure value for its shareholders:

1. We plan to continue to invest in research and development for our key technologies and our products to enhance our leading position in wireless coverage technology and take full advantage of the PRC’s investment in 3G networks. We have dedicated research and development to wireless coverage solutions and in the next three years our main business will continue to be wireless coverage solutions for mobile telecommunications. Our proprietary WFDS product is one of the leading indoor wireless coverage products in China, and it is applicable to 2G, 3G, Broadband access and CATV networks.

2. In the domestic market, we intend to maintain strong relationships with Chinese mobile carriers and potentially make selective acquisitions in major provincial markets where we do not have a leading market share. Our potential targets are companies that enjoy a leading market position and have strong business networks in their provincial markets or that have strong production capability as well as companies that own applicable value-added products whose customer premises network platform adapting to WFDS. We are confident that we will deepen our penetration of provincial markets and raise our overall market share through selective acquisitions and the promotion of new solutions.

3. We also plan to focus on building up our presence in markets outside the PRC. We will continue to strengthen our presence overseas by leveraging our expertise and leading wireless coverage products and solutions. In the United States, we plan to seek cooperation with peers that have strong research and development ability, and then develop technology and to whom to sell our products that fit in the market of the PRC. However, we will also find partners within the integration business and then sell our products, as our products have a significant cost advantage. In the developing countries, we only seek cooperation with a local integration partner to deliver our leading wireless coverage solution technology, with whom we will then work to set up our local products distribution channels.

BUSINESS OUTLOOK

As we mentioned in early July, despite the anticipation of Telestone's domestic business being impacted by the Beijing Olympic Games to be held in August, in light of the Restructuring currently under way and the promotion plan for Telestone's new products, the Company believes that its 2008 full year revenues and net income will grow by at least 20% compared with that of 2007. With the Restructuring expected to be completed in 2009, Chinese telecom operators are expected to increase their capital expenditures in indoor coverage networks and the Company therefore anticipates 2009 revenue increasing around 100% from that of 2008.

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

During the quarter ended June 30, 2008, there were no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TELESTONE TECHNOLOGIES CORPORATION

Date: August 14, 2008	By:	/s/ Han Daqing
Han Daqing, Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2008	By:	/s/ Liu Dongping
Liu Dongping, Chief Financial Officer
(Principal Financial Officer)