Form 10KSB/A
period 2007-12-31
TELESTONE TECHNOLOGIES CORP
filed 2008-10-17
CIK 817129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to
FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 001-32503

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

Explanatory Note: This amendment No. 1 to our Annual Report on Form 10-KSB for the year ended December 31, 2007, initially filed with the Securities and Exchange Commission (the “Commission”) on March 25, 2008, is being filed in response to the Commission’s comment letter dated September 10, 2008.

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

Accounts receivable turnover is long because our customers are Chinese telecom providers. They are in a powerful position in negotiating with us. Even so, we had very few bad/doubtful accounts. In addition, the planned Restructuring of Chinese telecom providers was started in 2007 and will be implemented in 2008. We estimate that the Restructuring will be completed during the middle of 2009. During this Restructuring period, there will be issues dealing with accounts receivables and payments for accounts receivables will be delayed which also increase the accounts receivable turnover period.

The longer accounts receivable turnover has no impact on doubtful accounts. Doubtful accounts are determined by the Company based on our individual customer’s special situation.

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

The increase in our accounts receivable for the year ended December 31, 2007 is primarily the result of the decision of most PRC-based mobile operators to no longer prepay a percentage of contracted solutions, but instead to do business on credit. The credit period is generally for a period of six to nine months. Accounts receivable are stated at the amount billed to customers.  Accounts receivables are presented net of an allowance for doubtful accounts. Our estimate of allowance for doubtful account is based on a variety of factors, including historical collection experiences, existing economic conditions and a review of the current status of the receivable.  In December of 2007 and 2006, allowance for doubtful accounts were $4,435,000 and $2,923,000 respectively. Other receivables are presented net of allowance for doubtful accounts as of December 31, 2007 and 2006. Our long credit period is because our major customers are the three major players in China telecom market (“China Mobile”, “China Unicom” and “China Telecom”). They have monopoly power in the China telecom market. We are at a disadvantage in negotiations regarding payments/credit period.

The large accounts receivable balance is because of the uniqueness of the Chinese telecommunication industry. Our past customers were China Mobile, China Unicom, China Netcom, and China Telecom. These four telecom providers are in a monopoly position in China. After the Restructuring of Chinese telecom industry, our customers are China Mobile, China Unicom, China Telecom. These three telecom providers continue to have monopoly positions in China. In addition, because of the Restructuring of China telecom industry, payments to us were delayed. Thus, it caused the large balance of our accounts receivables.

This situation is not unique to us, and is prevalent in the China telecom industry. Other large telecom providers such as Huawei Technologies Co. Ltd., Qiaoxing Group Co. Ltd., and Datang Telecom Technology Co. Ltd. are in similar situations. Fortunately for us, our customers all have good reputations in telecom industry and we have very few bad accounts.

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
Hong Kong
Date: March 25, 2008

Telestone Technologies Corporation

Consolidated Statements of Operations and other comprehensive income
Years ended December 31, 2007 and 2006
(Dollars in thousands except share data and per share amounts)

		Years ended December 31,
		2007	2006
	Note	US$’000	US$’000
Operating revenues:
Net sales of equipment		24,456	16,769
Service income		9,122	4,939

		33,578	21,708
Operating expenses:
Equipment and services		16,534	10,691
Sales and marketing		4,614	2,917
General and administrative		3,911	1,674
Research and development		822	605
Depreciation and amortization		288	241

Total operating expenses		26,169	16,128

Operating income		7,409	5,580

Interest expense		(100)	(55)
Other income, net		727	442

Income before income taxes		8,036	5,967

Income taxes	11	(1,998)	(1,353)

Net income		6,038	4,614

Other comprehensive income
Foreign currency translation adjustment		2,002	650

Comprehensive income		8,040	5,264

Earnings per share:	3

Weighted average number of shares outstanding

Basic		9,578,956	8,682,736
Dilutive effect of warrants		108,141	52,879

Diluted		9,687,097	8,735,615

Net income per share of common stock		$ US	$ US

Basic (US$)		0.63	0.53

Diluted (US$)		0.62	0.53

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

Our chief executive officer and chief financial officer, after assessment of the Company's disclosure controls and procedures and internal control over financial reporting, concluded that, as of December 31, 2007, our disclosure controls and procedures and internal control over financial reporting were not effective due to the material weaknesses and significant deficiencies in our disclosure controls and procedures and internal control over financial reporting described below:
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

(b) Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2007, there was no change in our internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

(c)  This annual report does not include an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for the newly public companies.

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

COMPENSATION COMMITTEE. The Compensation Committee is responsible for the administration of all salary, bonus and incentive compensation plans for our officers and key employees. The members of the Compensation Committee are Chen Xuefeng, Zhang Xingang and Cheng Guanghui, all of whom are “independent” directors as defined by the Nasdaq Stock Exchange listing standards. The Compensation Committee held one meeting during the year ended December 31, 2007 and all members attended the meeting.

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
Han Daqing
Director, Chief Executive Officer, President and Chairman of the Board
Date: October 17, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Han Daqing	Chief Executive Officer	October 17, 2008
Han Daqing	(Principal Executive Officer)

/s/ Liu Dongping	Chief Financial Officer	October 17, 2008
Liu Dongping	(Principal Financial and Accounting Officer)

/s/ Chen Xuefeng	Director,	October 17, 2008
Chen Xuefeng

/s/ Zhu Lian	Director	October 17, 2008
Zhu Lian

/s/ Cheng Guanghui	Director	October 17, 2008
Cheng Guanghui