Form 10-Q
period 2008-09-30
TELESTONE TECHNOLOGIES CORP
filed 2008-11-14
CIK 817129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

 As of November 10, 2008, 10,404,550 shares of the Issuer’s $.001 par value common stock were outstanding.

TELESTONE TECHNOLOGIES CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Telestone Technologies Corporation

Condensed Consolidated Statements of Operations and Other Comprehensive Income
For the 9 months ended September 30, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

		(Unaudited)		(Unaudited)
		Three months ended September 30,		Nine months ended September 30,
		2008	2007	2008	2007
	Note	US$’000	US$’000	US$’000	US$’000
Operating revenues
Sales of equipments		5,797	7,344	12,112	15,055
Service income		2,610	1,956	8,832	5,898

Total operating revenues		8,407	9,300	20,944	20,953

Cost of operating revenues
Cost of net sales		(3,586)	(3,928)	(7,116)	(8,082)
Cost of service		(879)	(727)	(3,281)	(2,088)

Total cost of operating revenues		(4,465)	(4,655)	(10,397)	(10,170)

Gross income		3,942	4,645	10,547	10,783

Operating expenses
Sales and marketing		1,430	1,462	4,028	3,447
General and administrative		571	713	1,824	1,893
Research and development		208	165	461	662
Depreciation and amortization		76	61	237	217

Total operating expenses		2,285	2,401	6,550	6,219

Operating income		1,657	2,244	3,997	4,564
Interest expense		(112)	(12)	(255)	(64)
Other (expenses) income, net		(28)	5	915	17

Income before income taxes		1,517	2,237	4,657	4,517
Income taxes	4	(395)	(369)	(917)	(800)

Net income		1,122	1,868	3,740	3,717

Other comprehensive income
Foreign currency translation adjustment		26	34	1,515	63

Comprehensive income		1,148	1,902	5,255	3,780

Earnings per share:	3

Weighted average number of common stock outstanding
Basic		10,404,550	9,604,550	10,404,550	9,479,489
Dilutive effect of warrants		19,860	108,506	58,712	102,735

Diluted		10,424,410	9,713,056	10,463,262	9,582,224

Net income per share of common stock
Basic and diluted (US$)		0.11	0.19	0.36	0.39

The accompanying notes are an integral part of these condensed consolidated financial statements.

Telestone Technologies Corporation

Condensed Consolidated Balance Sheets
As of September 30, 2008 and December 31, 2007

(Dollars in thousands except share data and per share amounts)

		(Unaudited) As of September 30,	As of December 31,
		2008	2007
ASSETS	Note	US$’000	US$’000

Current assets:
Cash and cash equivalents		6,327	5,473
Accounts receivable, net of allowance	6	54,870	45,013
Due from related parties	13	1,818	1,792
Inventories	10	7,519	8,023
Prepayment		1,544	1,169
Other current assets		2,127	1,332

Total current assets		74,205	62,802

Goodwill	7	3,119	3,119
Property, plant and equipment, net	8	1,006	1,170

		4,125	4,289

Total assets		78,330	67,091

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long term loan from related parties	13	32	28
Short-term bank loans	9, 13	2,856	2,051
Accounts payable - Trade		9,612	7,614
Customer deposits for sales of equipment		211	262
Due to related parties	13	1,839	2,318
Taxes payable		4,888	4,741
Accrued expenses and other accrued liabilities		10,809	7,221

Total current liabilities		30,247	24,235

Non-current liabilities:
Long term loan from related parties	13	2	30

		30,249	24,265

Commitments and contingencies	14	-	-

Stockholders’ equity:
Preferred stock, US$0.001 par value, 10,000,000 shares authorized, no shares issued		-	-
Common stock and paid-in-capital, US$0.001 par value: Authorized - 100,000,000 shares as of September 30, 2008 and December 31, 2007		-	-
Issued and outstanding - 10,404,550 shares as of September 30, 2008 and December 31, 2007	12	11	11
Additional paid-in capital		18,989	18,989
Dedicated reserves		3,481	3,199
Other comprehensive income		4,532	3,017
Retained earnings		21,068	17,610

Total stockholders’ equity		48,081	42,826

Total liabilities and stockholders’ equity		78,330	67,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

Telestone Technologies Corporation

Condensed Consolidated Statements of Changes in Stockholders' Equity
For the 9 months ended September 30, 2008

(Dollars in thousands except share data and per share amounts)

	Common stock issued
	Number of shares	Amount	Additional paid-in capital	Dedicated reserves	Other compre- hensive income	Retained earnings	Total
		US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Balance at January 1, 2007	8,935,106	9	8,475	2,619	1,015	12,152	24,270
Issuance of stock (net of expenses)	1,469,444	2	10,514	-	-	-	10,516
Net income	-	-	-	-	-	6,038	6,038
Foreign currency translation
adjustment	-	-	-	-	2,002	-	2,002
Transfer to dedicated reserves	-	-	-	580	-	(580)	-

Balance at December 31, 2007	10,404,550	11	18,989	3,199	3,017	17,610	42,826
Net income	-	-	-	-	-	3,740	3,740
Foreign currency translation adjustment	-	-	-	-	1,515	-	1,515
Transfer to dedicated reserves	-	-	-	282	-	(282)	-

Balance at September 30, 2008 (unaudited)	10,404,550	11	18,989	3,481	4,532	21,068	48,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

Telestone Technologies Corporation

Condensed Consolidated Statements of Cash Flows
For the 9 months ended September 30, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

	(Unaudited)
	Nine months ended September 30,
	2008	2007
	US$’000	US$’000
Cash flows from operating activities
Net income	3,740	3,717
Adjustments to reconcile net income to net cash used in operating activities:
(Gain) Loss on disposal of property, plant and equipment	(15)	5
Depreciation and amortization	237	217
Provision for doubtful accounts	337	3,629

Changes in assets and liabilities:
Accounts receivable	(8,349)	(10,341)
Due from related parties	55	(419)
Inventories	881	(81)
Prepayment	(330)	(439)
Other current assets	(751)	21
Accounts payable	1,693	(1,571)
Customer deposits for sales of equipment	(64)	207
Due to related parties	(595)	(12)
Taxes payable	(66)	1,845
Accrued expenses and other accrued liabilities	3,335	(1,481)

Net cash generated from (used in) operating activities	108	(4,703)

Cash flows from investing activities
Purchase of property, plant and equipment	(32)	(246)
Proceeds from disposal of property, plant and equipment	49	31
Acquisition of a subsidiary, net of cash disbursed	-	(186)

Net cash generated from (used in) investing activities	17	(401)

Cash flows from financing activities
Repayment of short-term bank loans	(2,142)	-
Proceeds from issuance of shares (net of expenses)	-	5,454
Repayment of long-term loan from related parties	(27)	631
Proceeds from new short-term bank loans raised	2,856	(8)

Net cash generated from financing	687	6,077

Net increase in cash and cash equivalents	812	973

Cash and cash equivalents, beginning of the period	5,473	3,380

Effect on exchange rate changes	42	63

Cash and cash equivalents, end of the period	6,327	4,416

Supplemental disclosure of cash flows information
Interest received	23	21
Interest paid	187	64
Tax paid	54	-

Non-cash investing activity
Acquisition of a subsidiary	-	5,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements
For the 9 months ended September 30, 2008 and 2007

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
For the 9 months ended September 30, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

2.            PREPARATION OF INTERIM FINANCIAL STATEMENTS

Basis of presentations

The accompanying unaudited condensed consolidated financial statements as of September 30, 2008, have been prepared based upon Securities and Exchange Commission ("SEC") rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2008 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("USA") have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form-10KSB for the year ended December 31, 2007 filed on March 25, 2008. The results of operations for the nine-month periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results to be expected for the full year.

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
For the 9 months ended September 30, 2008 and 2007

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

The Company expects that Beijing Telestone shall become subject to the unified EIT rate of 25% under the NEITL commencing from fiscal year 2009. Since the 50% tax reduction, which has already been obtained by Beijing Telestone under the old tax laws, can still be maintained and the remaining tax holiday, which was commenced before 2008, can still be enjoyed by Beijing Telestone, until the year to expiry in 2008.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements
For the 9 months ended September 30, 2008 and 2007

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

	(Unaudited) Nine months ended September 30,
	2008	2007
	%	%

Beijing Telestone	24	24
BTWTC	25	33
BTCTC	25	-
Guolian	25	15
Pan-pacific	25	33

(a) Income tax expenses are comprised of the following:

	(Unaudited) Nine months ended September 30,
	2008	2007
	US$’000	US$’000
Current tax
United States	-	-
PRC	917	800

	917	800

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
For the 9 months ended September 30, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

4.             INCOME TAXES (CONTINUED)

(a)       Income tax expenses (Continued)

As of January 1, 2007, upon adoption of FIN48, the Company has analyzed its filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns. As of September 30, 2008 and December 31, 2007, the Company has identified the jurisdictions in the United States and PRC as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements. Based on a review of tax positions for all open years, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48 during the nine months ended September 30, 2008 and during the year ended December 31, 2007, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within twelve months.

As of December 31, 2007 and September 30, 2008, the Company had no unrecognized tax benefits or accruals for the potential payment or interest and penalties. The Company’s policy is to record interest and penalties in this connection as a component of the provision for income tax expense. For the 9 months ended September 30, 2008, no interest or penalties were recorded.

(b)       Reconciliation from the expected statutory tax rate in PRC of 25% (2007:24%) is as follows:

	(Unaudited) Nine months ended September 30,
	2008	2007
	%	%

Statutory rate - PRC	25.0	24.0
Differences in tax rates of subsidiary of the Company	(0.7)	-
Tax exemption	(10.1)	(15.3)
Non-deductible items	5.7	7.8
Others	(0.2)	1.2

Effective tax rate	19.7	17.7

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements
For the 9 months ended September 30, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

5.       OPERATING RISK

(a)	Concentration of major customers and suppliers

	(Unaudited) Nine months ended September 30,
	2008	2007
	US$’000	US$’000
Major customers with revenues of more than 10% of the Company’s sales
Sales to major customers	18,499	19,048
Percentage of sales	88%	92%
Number	2	3

Major suppliers with purchases of more than 10% of the Company’s purchases
Purchases from major suppliers	2,258	2,005
Percentage of purchases	36%	25%
Number	1	1

Accounts receivable related to the Company’s major customers comprised 96% and 72% of all accounts receivables as of September 30, 2008 and December 31, 2007 respectively.

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
For the 9 months ended September 30, 2008 and 2007

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

6.             ACCOUNTS RECEIVABLE

	(Unaudited) As of September 30, 2008	As of December 31, 2007
	US$’000	US$’000

Completed contracts	59,221	48,733
Retentions	667	715

	59,888	49,448
Allowance for doubtful accounts	(5,018)	(4,435)

	54,870	45,013

Of the retentions balance as of September 30, 2008 and December 31, 2007, approximately US$422 and US$30 respectively are expected to be collected after one year.

7.             GOODWILL

	(Unaudited) As of September 30, 2008	As of December 31, 2007
	US$’000	US$’000

Goodwill	3,119	3,119

The goodwill, represented the excess of the purchase price over the fair value of net assets acquired, arose from the acquisition of Guolian and Pan-pacific by BTWTC on July 5, 2007 and it is not being amortized, but will be tested annually for impairment in accordance with SFAS No. 142.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements
For the 9 months ended September 30, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

8.             PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment is summarized as follows:

	Estimated useful life	(Unaudited) As of September 30, 2008	As of December 31, 2007
	(in years)	US$’000	US$’000

Buildings	30	305	287
Leasehold improvement	5	85	81
Plant and machinery	5	555	515
Office equipment	5	887	838
Motor vehicles	5	479	545

		2,311	2,266
Accumulated depreciation		(1,305)	(1,096)

		1,006	1,170
9.             SHORT-TERM BANK LOANS

All bank loans are secured by guarantees provided by the director, Mr. Han Daqing and an independent guaranty company. At the balance sheet date, the bank loans are charged at interest rate of 7.47% per annum and wholly repayable within one year.

10.           INVENTORIES

Inventories consisted of the followings:

	(Unaudited) As of September 30, 2008	As of December 31, 2007
	US$’000	US$’000

Raw materials	16	29
Finished goods	7,503	7,994

	7,519	8,023

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements
For the 9 months ended September 30, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

11.          SEGMENT INFORMATION

During the period ended September 30, 2008 and year ended December 31, 2007, all revenues of the Company are from its installation and trading of wireless telecommunication coverage system equipment. No financial information by business segment is presented.

As the Company operates mainly in the PRC and over 90% of its revenue and operating profit are from the PRC, no geographical analysis is presented.

12.	COMMON STOCK

As of September 30, 2008 and December 31, 2007, the authorized capital of TSTC is 110,000,000 shares within which 100,000,000 being shares of common stock with a par value of $0.001, and 10,000,000 being shares of preferred stock with a par value of $0.001.

On February 20, 2007, TSTC issued 669,444 shares of common stock and 177,403 warrants for total net proceeds of US$5,454. The warrants are exercisable over a 4-year period at a per share exercise price of US$11.6.

On November 30, 2007, TSTC further issued 800,000 shares of common stock for part of the consideration of US$5,062 in connection with the acquisition of Guolian and Pan-pacific.

TSTC had 10,404,550 shares of outstanding common stock and 192,403 outstanding warrants as of September 30, 2008 and December 31, 2007.

13.           RELATED PARTY TRANSACTIONS

Summary of related party transactions

	Note	(Unaudited) As of September 30, 2008	As of December 31, 2007
		US$’000	US$’000
Due from related parties
Other employees	a	422	456
Ex-stockholders of SMI/Guolian	b	1,396	1,336

		1,818	1,792

Due to related parties
Directors	a	366	887
Ex-stockholders of Beijing Telestone/Guolian	b	1,473	1,431

		1,839	2,318

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements
For the 9 months ended September 30, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

13.          RELATED PARTY TRANSACTIONS (CONTINUED)

Summary of related party transactions (Continued)

	Note	(Unaudited) As of September 30, 2008	As of December 31, 2007
		US$’000	US$’000
Loan from related parties
A director of Beijing Telestone	c	17	29
A close family member of a director of Beijing Telestone	c	17	29

		34	58

Current portion of long term loan from related parties		(32)	(28)

Long term loan from related parties		2	30

Guarantor of short term loan
A director	9	2,856	2,051

Note:

(a)	The amounts due from/to directors and employees represent unsecured advances made to those parties from time to time. These amounts are interest free and repayable on demand.

(b)
Included in the amounts due to ex-stockholders of Beijing Telestone, US$1,287 represented the consideration arising from the consummation of the business combination. The ex-stockholders of SMI had represented that they had fully settled the amount with the ex-stockholders of Beijing Telestone and also undertaken to fully indemnify SMI against any claims from the ex-stockholders of Beijing Telestone (the “Undertaking”). However, an ex-stockholder of Beijing Telestone has initiated lawsuit against SMI alleging that the consideration amount has not been settled. The court hearing commenced on May 10, 2006 and finalized on December 19, 2006. Verdict has been issued by the Second Intermediate People’s Court of Beijing and announced that SMI and Beijing Telestone are not required to compensate for the ex-stockholder of SMI. On October 23, 2007, another verdict was issued by the High People’s Court of Beijing to announce that the verdict from Second Intermediate People’s Court of Beijing was kept and SMI was not required to compensate for the ex-stockholder.

(c)	The long-term loan was advanced to Pan-pacific and is collateralized by the Company’s building properties, bears monthly interest rate at 0.57% and is repayable by installments.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements
For the 9 months ended September 30, 2008 and 2007

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

No options have been granted to any parties during the period ended September 30, 2008 and as of the date of these financial statements.

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
For the 9 months ended September 30, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

16.	RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements, to provide enhanced guidance when using fair value to measure assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. SFAS 157 applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value and, while not requiring new fair value measurements, may change current practices. In February 2008, the FASB issued Staff Positions 157-1 and 157-2 (“FSP 157-1” and “FSP 157-2”) amending SFAS 157 to exclude FASB Statement No. 13, “Accounting for Leases” (“SFAS 13”), and its related interpretive accounting pronouncements that address leasing transactions and delaying the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008.

In October 2008 the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective upon issuance. The application of the provisions of FSP 157-3 did not materially affect the Company’s financial condition or results of operations.

The Company adopted SFAS 157 for certain financial assets and financial liabilities within the scope of SFAS 157 in the first quarter of fiscal year 2008. The adoption of SFAS 157 related to financial assets and liabilities did not have a material impact on its consolidated financial statements. The Company is currently evaluating the impact SFAS 157 will have on certain non-financial assets and non-financial liabilities within the scope of SFAS 157 when it becomes effective in fiscal year 2010.

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
For the 9 months ended September 30, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

16.	RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (SFAS No. 162), The Hierarchy of Generally Accepted Accounting Principles. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for non-governmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. This statement will not change the Company’s current accounting practices.

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

In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FSP clarified that unvested share-based payment awards that contain non-forfeitable rights to distributions or distribution equivalents, whether paid or unpaid, are participating securities as defined in Statement of Financial Accounting Standard (“SFAS”) No. 128, Earnings Per Share and are to be included in the computation of earnings per unit pursuant to the two-class method of calculating earnings per unit as described in SFAS No. 128. This FSP is effective for financial statements issued after December 15, 2008. Early application is prohibited. The adoption of this Statement is not expected to have a material impact on the Company’s financial position or results of operations.

In September 2008, the FASB issued FSP SFAS No. 133-1, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133, and FIN No. 45-4, FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161, This FSP amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The adoption of this Statement is not expected to have a material impact on the Company’s financial position or results of operations.

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

Our wireless coverage solutions business is comprised of research, development and the application of wireless communications technology. In addition to sales of our internally designed wireless communication equipment, including repeaters, antennas and radio frequency accessories, we also provide project design, project management, installation, maintenance and other after-sales services in accordance with our customers’ requirements. Since the establishment of Telestone in 1997, we have gradually developed business relationships with China Mobile Group (“China Mobile”), China Unicom Group (“China Unicom”), China Telecom Group (“China Telecom”) and China Netcom Group (“China Netcom”), which are currently our main customers. During nine months ended September 30,2008 we also improved our business relationships with our wireless system equipment vendors within China. We have been exploring the wireless system equipment industry over the past year and have continued to expand our business into overseas markets as well. So far, our marketing effort has been expanded to nineteen (19) countries in the world, including the U.S., Vietnam, Mexico, Brazil, Russia, India, The Philippines, Thailand, Ireland, Ecuador, Mongolia, South Africa, Turkey, Indonesia and New Zealand. Expansion outside of China is a relatively new strategy for Telestone. The Company is pleased with the initial results and believes that the quality of the products and services will allow Telestone to be increasingly competitive internationally.

During the third quarter of 2008, we continued to dedicate to the development of our new technology and products. On September 12, 2008, Telestone announced that it had launched a new generation wireless distribution system WFDS-TM, which is the Customer Premises Network and able to support all of the telecom networks. We believe, with the development of our WFDS-TM technology, WFDS-TM will be largely used in the wireless public mobile network establishment and it will play a very important role in the establishment of wireless network access, which will bring huge benefits to Telestone.

We not only had the improvement of our technology in the third quarter of 2008, but also the business development in both home and overseas markets. On September 26, Telestone got good news from its branches in Shanxi and Inner Mongolia that they won bids of indoor coverage system in China Unicom Shanxi Branch and indoor distribution system integration program in China Telecom Inner Mongolia Branch respectively. And on the same day, Telestone announced its winning bids results from Vietnamese and Indonesian Operators.

BUSINESS REVIEW

The following is a chart of our operations for the three months ended September 30, 2008 and 2007:

	2008 Q3		2007 Q3		Comparisons
Item	$'000	% of revenue	$'000	% of revenue	$'000%
Revenue	8,407		9,300		-893	-9.60%
Cost of equipment and services	4,465	53.11%	4,655	50.05%	-190	-4.08%
Gross profit	3,942	46.89%	4,645	49.95%	-703	-15.13%
Sales and marketing expenses	1,430	17.01%	1,462	15.72%	-32	-2.19%
General and administrative	571	6.79%	713	7.67%	-142	-19.92%
Research and development	208	2.47%	165	1.77%	43	26.06%
Depreciation and Amortization	76	0.90%	61	0.66%	15	24.59%
Interest expenses	112	1.33%	12	0.13%	100	833.33%
Other income	-28	-0.33%	5	0.05%	-33	-660.00%
Income before tax	1,517	18.04%	2,237	24.05%	-720	-32.19%
Income tax	395	4.70%	369	3.97%	26	7.05%
Net income	1,122	13.35%	1,868	20.09%	-746	-39.94%

Nine months ended September 30, 2008 and 2007:

	2008 Nine Months		2007 Nine Months		Comparisons
Item	$'000	% of revenue	$'000	% of revenue	$'000%
Revenue	20,944		20,953		-9	-0.04%
Cost of equipment and services	10,397	49.64%	10,170	48.54%	227	2.23%
Gross profit	10,547	50.36%	10,783	51.46%	-236	-2.19%
Sales and marketing expenses	4,028	19.23%	3,447	16.45%	581	16.86%
General and administrative	1,824	8.71%	1,893	9.03%	-69	-3.65%
Research and development	461	2.20%	662	3.16%	-201	-30.36%
Depreciation and Amortization	237	1.13%	217	1.04%	20	9.22%
Interest expenses	255	1.22%	64	-0.31%	191	298.44%
Other income	915	4.37%	17	0.08%	898	5282.35%
Income before tax	4,657	22.24%	4,517	21.56%	140	3.10%
Income tax	-917	-4.38%	-800	-3.82%	-117	14.63%
Net income	3,740	17.86%	3,717	17.74%	23	0.62%

Our revenues during the three month period ended September 30, 2008 were derived from system integration service to domestic telecom carriers, direct product sales to system integration providers and direct product sales to overseas markets. Our major customers include China Mobile, China Unicom and China Telecom. Our operating revenues are composed of sales of wireless equipment and service income that includes system integration, engineering services, technical support, wireless network optimization and network maintenance.

Our revenues for this reporting period decreased as compared to the same period in 2007. Our revenues for the three months period ended September 30, 2008 were $8,407,000, down from $9,300,000 for the corresponding period of the previous year. There are two reasons for revenue decrease. The first of the reasons is the postponed network expenditure of China Unicom, China Telecom and China Netcom during the Restructuring period. Secondly, because of Beijing Olympic Games hosting in Beijing, Shanghai, Tianjin and Qingdao, the projects in theses four cities were all ceased for more than two months of the third quarter. Usually, these cities contributed a lot to our revenues. Therefore, Beijing Olympic Games hosting affects our revenue greatly.

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

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe critical accounting policies as disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2007 reflect the judgments and estimates used in preparation of our financial statements. We believe there have been no material changes to our critical accounting policies and estimates during the three months ended September 30, 2008 compared to those discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

RESULTS OF OPERATION

Revenues
For the three months ended September 30, 2008, our revenues were $ 8,407,000, representing a decrease of 9.6% as compared to the same period in 2007. The reason of revenue decrease is that the postponed network expenditures of China Unicom, China Telecom and China Netcom during the Restructuring period as these companies were affected tremendously according to the China Telecom Restructuring Plan. What’s more, as the Beijing Olympic Games were held in Beijing, Shanghai, Tianjin and Qingdao, all the projects in these cities were ceased for more than two months of the third quarter. Usually, these cities contributed a lot to our revenues. Therefore, the revenues decreased 9.6% compared to the same period of 2007.

In light of the Restructuring currently under way and the promotion plan for Telestone's new products, we believe that our revenues in year 2008 will continue to improve and eventually eclipse fiscal year 2007’s revenue totals with the continued development and application of our new products, solutions and the contribution of our newly developing markets.

Breakdown by Nature
Three months ended September 30, 2008 and 2007
	2008 Q3		2007 Q3		Growth
	$'000	% of revenue	$'000	% of revenue	$'000%
product sales	5797	68.95%	7344	78.97%	-1547	-21.06%
service sales	2610	31.05%	1956	21.03%	654	33.44%
total	8407	100.00%	9300	100.00%	-893	-9.60%

Nine months ended September 30, 2008 and 2007
	2008 Nine months		2007 Nine months		Growth
	$'000	% of revenue	$'000	% of revenue	$'000%
product sales	12112	57.83%	15055	71.85%	-2943	-19.55%
service sales	8832	42.17%	5898	28.15%	2934	49.75%
total	20944	100.00%	20953	100.00%	-9	-0.04%

Our revenues were primarily derived from product sales and service sales.

For the three months and Nine months ended September 30, 2008, revenues generated from product sales were $5,797, 000 and $12,112, 000, which represented a decrease of 21.06% and 19.55%, respectively, compared to the corresponding periods of 2007. For the aforementioned periods, revenues generated from system integration service sales were $2,610, 000 and $8,832,000, which represented an increase of 33.44% and 49.75% respectively, compared to the same periods of 2007.

For the three months and Nine months ended September 30, 2008, revenues generated from product sales accounted for 68.95% and 57.83% of total revenues, respectively, compared to 78.97% and 71.85% for the corresponding periods of 2007. For the aforementioned periods, revenues generated from system integration service sales accounted for 31.05% and 42.17% of total revenues, respectively, compared to 21.03% and 28.15% for the same periods of 2007.

The decreased products sales results from the lower products prices which is due to the intense competition and operators’ central purchasing.

Breakdown by Customers

Three months ended September 30, 2008 and 2007
	2008 Q3		2007 Q3		Growth
	$'000	% of revenue	$'000	% of revenue	$'000%
China Mobile	2704	32.17%	4190	45.05%	-1486	-35.46%
China Unicom	5175	61.56%	3029	32.57%	2146	70.85%
China Netcom	309	0.00%	275	2.96%	34	12.36%
China Telecom	73	0.87%	1469	15.80%	-1396	-95.00%
Overseas	106	1.26%	131	1.41%	-25	-19.08%
Others	40	0.48%	206	2.22%	-166	-80.58%
Total	8407	100.00%	9300	100.00%	-893	-9.61%

Nine months ended September 30, 2008 and 2007
	2008 Nine months		2007 Nine months		Growth
	$' 000	% of Revenue	$'000	% of revenue	$'000%
China Mobile	9402	44.89%	8398	40.08%	1004	11.96%
China Unicom	9559	45.64%	7583	36.19%	1976	26.06%
China Netcom	701	3.35%	980	4.68%	-279	-28.47%
China Telecom	392	1.87%	3340	15.94%	-2948	-88.25%
Overseas	329	1.57%	401	1.91%	-72	-17.95%
Others	561	2.67%	251	1.20%	310	123.51%
Total	20944	100.00%	20953	100.00%	-9	-0.05%

Revenue from carriers was the Company’s major source of revenue during the reporting period, and the majority of such revenue was generated from China Mobile and China Unicom. For the three months ended September 30, 2008, our revenues generated from China Mobile and China Unicom was $2,704,000 and $5,175, 000 respectively, representing a revenue ratio of 32.17% and 61.56% respectively.

The revenue from China Mobile was decreased 35.46% compared to $ 4,190,000 of the corresponding period of 2007. For the three months ended September 30, 2008, our revenue generated from China Telecom was $73, 000 representing a decrease of 95.00% compared to $1,469,000 of the corresponding period of last year. According to Chinese Telecom Restructuring, China Netcom was acquired by China Unicom on October 15, 2008. Therefore, the revenue of China Netcom was added to that of China Unicom.

The reduced revenues from China Mobile, China Telecom are mainly because the holding of Beijing Olympic Games in China, and all the projects in the host city and co-host cities were ceased.

There is a significant increase of 70.85% in China Unicom’s revenue of three months ended September 30, 2008. For three months ended September 30, 2008, the revenue from China Unicom was $5,175,000, which increased 70.85% compared to $3,029,000 of the same period of 2007. The reason for the significant increase is that Telestone successfully won the bid of the China Unicom’s central purchase, in the amount of approximately $4 million.

For the three months ended September 30, 2008, our revenues generated from overseas were $106,000, representing a decrease of 19.08% compared to the same period of 2007. The overseas revenue was mainly from Vietnam market in third quarter 2007 the revenue of which was accounted for more than 70%. The decreased revenue from Overseas market is because of the following three factors: (1) the economic crisis of Vietnam greatly affected the overseas revenue from Vietnam market which was the most important part of the overseas revenue; (2) Product price is decreased because of the fierce competition among equipment suppliers ;(3) The business expansion of WFDS is still in the marketing exploratory stage. From the second quarter of 2008, we started to promote WFDS extensively in the overseas markets and we received lots of positive response from our customers, especially the customers in South America, Southeast Asia, The Middle East and Commonwealth of Independent States. However, it will take around six months from marketing promotion to the benefits generation. It is expected that we will get the purchase order from South America around December. From the beginning of 2009, the benefits will gain from customers from Southeast Asia, the Middle East and Commonwealth of Independent States. We believe there will be a significant increase of the revenue of 2009 compared with that of 2008.

For the three months ended September 30, 2008, the total sales to other customers was $39,000, as compared to $206,000 of the same period in 2007, representing a decrease of 80.58% for the corresponding period of the previous year.

Revenues from telecom carriers were our major revenue source for the nine months ended September 30, 2008, with China Mobile and China Unicom accounting for the majority. Compared to the corresponding period in 2007, the change in the composition ratio of revenues was primarily driven by the following factors: (1) an increase in revenues received from China Mobile and China Unicom, and (2) a significant decrease of revenues from China Netcom, China Telecom based on the Restructuring.

Cost Analysis

Three months ended September 30, 2008 and 2007
	2008 Q3		2007 Q3		Growth
Item	$'000	% of revenue	$'000	% of revenue	$'000%
products sales cost	3586	42.65%	3928	42.23%	-342	-8.71%
service cost	879	10.46%	727	7.82%	152	20.91%
Total	4465	53.11%	4655	50.05%	-190	-4.08%

Nine months ended September 30, 2008 and 2007
	2008 Nine months		2007 Nine months		Growth
Item	$'000	% of revenue	$'000	% of revenue	$'000%
products sales cost	7116	33.98%	8082	38.57%	-966	-11.95%
service cost	3281	15.67%	2088	9.97%	1193	57.14%
Total	10397	49.64%	10170	48.54%	227	2.23%

For the three months and nine months ended September 30, 2008, our total costs were $4,465,000 and $10,397,000, which represented a decrease of 4.08% and an increase of 2.23%, respectively, as compared to the corresponding periods of 2007.

Costs of revenues include costs of product sales and costs of system integration service sales.

For the three months and nine months ended September 30, 2008, our costs of product sales were $3,586,000 and $7,116,000, which represented a decrease of 8.71% and 11.95%, respectively, as compared to the same periods of 2007.

For the three months and nine months ended September 30, 2008, our costs of service sales were $879,000 and $3,281,000, representing an increase of 20.91% and 57.14%, respectively, as compared to the same periods of 2007. The increased costs of service sales were primarily attributable to the rising cost of human resources and the rising construction fee.

Gross Profit and Gross Margin

For the three months and nine months ended September 30, 2008, our gross profit was $3,942,000 and $10,547,000, which represented a decrease of 15.13% and 2.19% respectively, as compared to the same periods of 2007. Our gross margin for the aforementioned periods was 46.89% and 50.36%, respectively, compared to 49.95% and 51.46% for the same periods of last year.

Our gross profit decrease during the reporting period is attributable to the same factors as those for the decreases in revenue.

Operating Expenses

Three months ended September 30, 2008 and 2007
	2008 Q3		2007 Q3		Comparisons
Item	$'000	% of revenue	$'000	% of revenue	$'000%
Sales and marketing expenses	1430	17.01%	1462	15.72%	-32	-2.19%
General and administrative expenses	571	6.79%	713	7.67%	-142	-19.92%
Research and development expenses	208	2.47%	165	1.77%	43	26.06%
Total	2209	26.28%	2340	25.16%	-131	-5.60%

Nine months ended September 30, 2008 and 2007
	2008 Nine months		2007 Nine months		Comparisons
Item	$'000	% of revenue	$'000	% of revenue	$'000%
Sales and marketing expenses	4028	19.23%	3447	16.45%	581	16.86%
General and administrative expenses	1824	8.71%	1893	9.03%	-69	-3.65%
Research and development expenses	461	2.20%	662	3.16%	-201	-30.36%
Total	6313	30.14%	6002	28.65%	311	5.18%

Operating expenses mainly include sales and marketing expenses, general and administrative expenses and research and development expenses.

Sales and Marketing Expenses
Sales and marketing expenses include all related expenses and remunerations for sales personnel and travel expenses related to sales of products and market development.

For the three months and nine months ended September 30, 2008, sales and marketing expenses were $1,430,000 and $4,028,000, accounting for 17.01% and 19.23% of total revenues, as compared to $1,462,000 and $3,447,000, or 15.72% and 16.45% of total revenues, respectively, for the corresponding periods of 2007. Sales and marketing expenses for the aforementioned periods decreased 2.19% and increased 16.86%, respectively, as compared to the same periods of last year.

The sales and marketing expenses in the second quarter of 2008 was almost the same as those of the same period of 2007.

General and Administrative Expenses
General and administrative expenses consist primarily of compensation for personnel, travel expenses, materials expenses related to ordinary administration, fees for professional services, and provisions for doubtful accounts.

For the three months and nine months ended September 30, 2008, general and administrative expenses were $571,000 and $1,824,000, accounting for 6.79% and 8.71% of total revenues, as compared to $713,000 and $1,893,000, or 7.67% and 9.03% of total revenues, respectively, for the corresponding periods of 2007. General and administrative expenses for the three months periods ended September 30, 2008 decreased 19.92% and for the nine months periods decreased 3.65%, as compared to the same periods of last year.

Through our compliance with Section 404 of the Sarbanes-Oxley Act of 2002, the internal control process is optimized and our work is more efficient. Therefore, the General and Administrative Expenses continued to decrease.

Research & Development Expenses
Research and development expenses include remunerations for research and development staff, material expenses, travel expenses and facilities.

For the three months and nine months ended September 30, 2008, research and development expenses were $208,000 and $461,000, accounting for 2.47% and 2.20% of total revenues, as compared to $165,000 and $662,000, or 1.77% and 3.16% of total revenues, respectively, for the corresponding periods of 2007. Research and development expenses for three months ended September 20, 2008 increased by 26.06% compared to the same periods of 2007.

The increased expense in Research and Development is the result of continuous spending on the research of WFDS-TM which is the Customer Premises Network and able to support all of the telecom networks.

We have directed some of our research and development efforts towards investing in wireless telecommunications research and development, primarily TD-SCDMA related technologies and applications. We expect these research activities will enhance our technologies, reduce the cost of existing products and create future revenue through the launch of new 3G products.

Net Income
For the three and nine months ended September 30, 2008, our net income was $1,122,000 and $3,740,000, respectively, which represented decreases of 39.94% and 0.62%, as compared to the same periods in 2007. The net income decrease is mainly due to the decrease in revenue and increase in interest expenses. The interest expenses went up with the increase in loan. We obtained the loan in late September of 2007. Therefore, the interest expense is much more in the third quarter of 2008 than that of the same period 2007.

LIQUIDITY AND SOURCE OF CAPITAL

We generally finance our operations from cash flow generated internally. As of September 30, 2008, we had current assets of $78,330,000. Current assets are comprised of inventories of $7,519,000, accounts receivable of $54,870,000, prepayments, deposits and other receivables of $5,489,000, and cash and cash equivalents of $6,327,000. Current liabilities comprised accounts payable of $9,612,000, tax payables of $4,888, 000, a short-term bank loan of $2,856,000, and other payables and accruals of $12,891,000.

Our trading terms with our customers are mainly on credit. As of September 30, 2008, our accounts receivable were $54,870, 000 compared to $45,013,000 as of December 31, 2007. The credit period is generally less than one year. The gradual increase in the accounts receivable is mainly due to: 1) steady growth in revenues resulting from growth in business, and 2) change in the settlement pattern of the mobile operators.

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

As of September 30, 2008, our inventories were $7,519, 000, as compared to $8,023,000 as of December 31, 2007, which represented a decrease of 6.28%. The decrease in the inventories was mainly attributable to meeting operation requirements, controlling the balance of inventories, and enhancing the management and acceleration of inventory turnover.

As of September 30, 2008, our cash and bank balances were mainly denominated in Renminbi (“RMB”) and United States dollars (“US$”) while our bank borrowings were mainly denominated in RMB. Our revenue and expenses, assets and liabilities are mainly denominated in RMB and US$. Recently, the exchange rate fluctuations in the PRC have led to an appreciation of RMB. This may result in certain exchange risks.

We have experienced negative cash flows from operating activities for the periods ended September 30, 2008 and 2007, which is primarily the result of extended turnover periods related to our accounts receivable, as mentioned above. A continuation of this situation could negatively impact our liquidity and in turn our overall results of operations. In order to address this issue, apart from the implementation of the above-mentioned measures to reduce the turnover period, we are also exploring the possibility of obtaining third party financing and considering raising additional capital through debt or equity financings.

Our gearing ratio, calculated as total debts over total assets, was 38.62% as of September 30, 2008 and 36.17% as of December 31, 2007, respectively.

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

Under supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”); and whether any change has occurred in the Company’s internal control over financial reporting pursuant to Exchange Act Rules 13a-15(f) and 15d-15(f). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective.

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

During the quarter ended September 30, 2008, there were no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TELESTONE TECHNOLOGIES CORPORATION

Date: November 14, 2008	By:	/s/ Han Daqing
Han Daqing, Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2008	By:	/s/ Liu Dongping
Liu Dongping, Chief Financial Officer
(Principal Financial Officer)