Form 10-K
period 2008-12-31
TELESTONE TECHNOLOGIES CORP
filed 2009-03-31
CIK 817129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER: 001-32503

TELESTONE TECHNOLOGIES CORPORATION
(Name of Small Business Issuer Specified in Its Charter)

Delaware	84-1111224
(State of incorporation)	(IRS Employer Identification Number)

Floor 6, Saiou Plaza, No. 5 Haiying Road, Fengtai Technology
Park, Beijing, China 100070
(Address of principal executive offices) (Zip Code)

86-10-8367-0505
(Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Common Stock, $.001 Par Value	The Nasdaq Capital Market, LLC
(Title of Class)	(Name of each exchange on which registered)

Securities registered under Section 12(g) of the Exchange Act:  none.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):
Yes ☐ No ☑

 The aggregate market value of the  6,366,550 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was $ 21,964,597.50 as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $3.45 per share, as reported by The NASDAQ Stock Market, Inc.

As of March 25, 2009, there were 10,404,550 shares of common stock of Telestone Technologies Corporation outstanding.

PART I	3

ITEM 1. BUSINESS.	3
Corporate History	3
Current Business Operations	5
Our Business Strategies	6
Competitive Advantages	7
Description of Products & Services	8
Research & Development	8
Competition	8
Government Regulation	9
Intellectual Property and Proprietary Rights	10

ITEM 1A RISK FACTORS	10
ITEM 1B UNRESOLVED STAFF COMMENTS	10

ITEM 2. PROPERTIES.	15

ITEM 3. LEGAL PROCEEDINGS	15

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.	15

PART II	16

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.	16

ITEM 6 SELECTED FINANCIAL DATA	17

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION.
AND RESULTS OF OPERATION

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	24

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.	25

ITEM 9A. CONTROLS AND PROCEDURES.	25

ITEM 9B. OTHER INFORMATION.	26

PART III	27

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	27
Indemnification of Officers and Directors	29
Involvement in Certain Legal Proceedings	29
Compliance with Section 16(a) of the Securities Exchange Act of 1934	29
Meetings and Certain Committees of the Board	30
Stockholder Communications	30
Compensation of Directors	30

ITEM 11. EXECUTIVE COMPENSATION.	31

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.	32

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.	33

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.	33

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	33

SIGNATURES	35

PART I

ITEM 1.	BUSINESS.

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

The Court then ordered that we:

☐	reincorporate and redomicile from the State of Colorado to the State of Delaware;

☐	that the name of the Company be changed to Telestone Technologies Corporation;

☐
that the company's board of directors be authorized under the Plan to issue common stock pursuant to an exchange agreement at the time of closing or in escrow, in which effective control or majority ownership of the Company is given to the acquired or acquiring business entity without the need of stockholder approval; and

☐
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

In 2005, Telestone was a wireless communications coverage solutions provider solely to the Chinese market, and in 2006 the Company expanded marketing efforts to cover Vietnam, Indonesia, Malaysia, Thailand, and India. Since 2007, Beijing Telestone Communication Technology Corp. Ltd was established as one of the subsidiaries focusing on developing and managing Telestone's overseas businesses. So far, marketing has expanded to 28 countries in the world, such as the U.S., Vietnam, Mexico, Brazil, Russia, India, The Philippines, Thailand, Ireland, Ecuador, Mongolia, South Africa, Turkey, Indonesia, Colombia, Costa Rica, Argentina, Ukraine, Kazakhstan, Singapore, South Korea, Hong Kong (SAR), Saudi Arabia and New Zealand. Continuous expansion outside of China is one of our core strategies. The Company believes that the quality of our products and services will allow Telestone to be increasingly competitive internationally.

The wireless coverage solutions include research and development and application of wireless communications technology. In addition to our homegrown wireless communications equipment which includes repeaters, antennas and radio frequency peripherals, we also offer project design, project management, installation, maintenance and other after-sales services which are required by our customers. Our wireless coverage solutions are created to further enhance the coverage of mobile telecommunications networks; this is done so as to improve the quality of reception for mobile phone users. These solutions we provide to the telecommunications industry cover indoor and outdoor environments, including hotels, residential estates, office buildings, airports, exhibition centers, underground stations, highways and tunnels. In 2006, having successfully completed commercial trials and deployment of 3D solution (third generation indoor coverage solution researched and developed by the Company), the Company expanded its services to telecommunication technologies markets, including the 3D solution, which utilizes fiber technology in the radio frequency signal distribution to transmit high speed data signals, and the PHS system optimization solution, which transitioned to network optimization phase from network maintenance phase, to address four major issues of wireless network; namely, network coverage, network planning, network capacity and  network disturbance. The Company’s TD-SCDMA repeaters application solutions have the following merits: flexible network grouping, low construction cost, and convenient and fast equipment installation and removal. It can be applied in signal coverage of blind spots such as signal blocked areas, tunnels and temporary meeting rooms. Because the TD-SCDMA system works in 2GHz frequency bands, it has weak penetrability compared with the 800MHz and the 900MHz frequency band of the 2G network. This weak penetrability will cause many blind signal spots and TD-SCDMA repeaters can be used to cover these blind signal spots. The Company anticipates that the TD-SCDMA repeaters application solutions will be very marketable in the PRC, because the development of the TD-SCDMA network will be completed in the PRC.

In 2008, we launched a new generation of wireless distribution system, WFDSTM. Combining the technologies of wireless telecom and fiber telecom, WFDSTM is an all-optical network. This system supports all mobile telecom networks and various other networks, including WLAN, FTTH, telephone networks, and video surveillance system. In addition, we believe that WFDSTM can be quickly installed and simply maintained, which realizes for customers the coverage with comparatively low cost.

Since the establishment of Telestone in 1997, we have developed business relationships with both China Mobile Communications Corporation ("China Mobile") and China Unicom Limited ("China Unicom"), along with two PRC-based telecom carriers, China Netcom and China Telecom. China Unicom was our main customer in 2006, and this business association accounted for approximately 35.65% of total sales in 2006. In 2007, our main customers were China Mobile and China Unicom, and the revenues from them were 41.92% and 38.69%, respectively. In 2008, our main customers were also China Mobile and China Unicom, and the revenues from them were 47.70% and 41.95%, respectively. Over three years, our business has grown steadily, and we believe there is a strong potential for further growth.

Revenues Generated in 2006, 2007 and 2008

	2006		2007		2008
	$'000	% of revenue	$'000	% of revenue	$'000	% of revenue
China Mobile	6,505	29.97%	14,076	41.92%	16,852	47.70%
Chian Unicom	7,739	35.65%	12,993	38.69%	14,819	41.95%
China Netcom	1,457	6.71%	1,407	4.19%	413	1.17%
China Telecom	5,765	26.56%	4,101	12.21%	2,123	6.01%
Others	242	1.11%	1,001	2.98%	1,122	3.17%
Total	21,708		33,578		35,329

We are committed to the research and development of wireless communication related technology. Over 90% of our technology is developed in-house at our research and development center. We employ a highly trained and professional staff of scientists and engineers that concentrate on the invention and further advances in wireless communication technology. Since its introduction, our WFDSTM solution as an innovative product has received high recognition in the telecommunications industry and has won commendations and praise from several telecommunications carriers.

We have offices in 26 provinces across the PRC offering sales, project survey, design, project management, and installation and maintenance services. We believe that this intensive sales and service strategy enriches our capability to increase our existing customer base in the PRC and empower us to provide timely response to customers’ inquires as well as technical and maintenance service upon our customers' request. Our sales efforts are not focused in or dependent upon any particular regions or provinces of the PRC in terms of a material portion of the Company’s profit.

Our Business Strategies

In order to maintain our position as one of the leading companies in the PRC’s wireless coverage solutions sector, and expand and diversify our revenue streams, we have adopted a three pronged strategy to achieve our goals:

1. We plan to continue to invest in research and development for our key technologies and our products to enhance our leading position in wireless coverage technology and take full advantage of the PRC’s investment in the 3G networks. We have dedicated research and development to wireless coverage solutions for the continued development of our business. Our proprietary WFDSTM product is one of the leading indoor wireless coverage products in China. Compared with other traditional wireless distribution systems, the WFDSTM system has many advantages. Firstly, WFDSTM adopts fiber to transport signals. Based on the low signal loss characteristic of fiber, through which signals can transmit long distances, the main unit (MU) can be placed closer to the signal source and the remote unit (RU) can be placed closer to subscribers.  Therefore, a micro power signal source can be used, which reduces interference and noise, purifies the electromagnetic environment, and expands the coverage area. Secondly, due to the input port of the MU connecting to the signal combiner, WFDSTM systems can support multiple signals access and network integration. WFDSTM provides all communication services access in 500kHz~3GHz broadband bandwidth for subscribers. Thirdly, due to the fact that each node of the system has the same bandwidth and flow characteristics, WFDSTM provides the same communication services for every subscriber. WFDSTM systems are also convenient and flexible for implementing expansion and upgrading of the systems with minimum cost.

2. In the domestic market, we intend to maintain strong relationships with Chinese mobile carriers and potentially make selective acquisitions in major provincial markets where we do not have leading market share. Our potential targets are companies that enjoy a leading market position and have strong business networks in their provincial markets, that have strong production capabilities and companies that own applicable value-added products whose customer premises network platform adapts to WFDS. We believe that we will further our penetration of provincial markets and raise our overall market share through selective acquisitions and the promotion of new solutions.

3. We plan to also focus on increasing our presence in markets outside of the PRC. We will continue to strengthen our presence overseas by leveraging our expertise and leading wireless coverage products and solutions. In the United States, we plan to seek cooperation with peers that have strong research and development ability, and develop technology and products that fit the market of the PRC. However, we also find partners within the integration business and sell our products, as our products have a significant cost advantage. In developing countries, we only seek cooperation with local integration partners to deliver our wireless coverage solution technologies, whom we then work with to set up our local products distribution channels

Competitive Advantages

The telecommunication coverage service within the PRC is an extremely competitive business. We plan to maintain our competitive edge to help us stay one step ahead of the competition.

We believe we have the following competitive advantages:

☐
Our R&D capability is ranked as one of the leaders in technology in the telecommunications industry in the PRC  We are focused on increasing our research and development efforts to develop superior and proprietary technologies,

☐	We are proficient in technology and have a dependable engineering project management system;

☐	Our business covers a wide region. We have 26 branches in most of the provinces in China and our business covers approximately 28 countries worldwide;

☐	We employ a group of experienced wireless communication experts and experienced and technologically savvy marketing staff in China;

☐	We maintain long-term relationships with China Unicom, China Mobile, China Telecom and China Netcom;

☐	We provide our employees with continuing education administered through internal education programs.

☐
As a high-tech enterprise with an established track record, our company enjoys the stimulus plans offered by both China’s industry governmental authorities and by local authorities, including the Ministry of Science and Technology, the Ministry of Industry and Information Technology, the Beijing municipal government and the Administrative Committee of Z-Park.

Description of Products & Engineering Services

We design and sell electronic equipment used to provide wireless communications coverage for our customers. Many of these types of equipment are highly specialized active microwave components designed to meet the needs of our customers, including WFDSTM products, RFPA products, passive components and base station antenna for 2G, 3G, Broadband access and CATV networks.

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

Research & Development

We maintain a research and development center where the majority of our products are designed by our staff of engineers and scientists. Our research and development center is equipped with the latest equipment and testing facilities which give our research and development personnel the tools they require to make significant advances into wireless coverage technologies. The center comprises several professional research departments including our Wire-less Device Department, Active Parts Department, Antenna & Passive Products Department, Computer Application Department and Mechanical Structure Department. We seek to remain at the forefront of current and future technologies, paying close attention on a constant basis to evolving development trends in domestic and international technologies. Our R&D capabilities are recognized and affirmed by the PRC government and has won accolades such as the Project Certificate of National-level Torch Program and the Project Certificate of Nation-level Spark Program. In addition, a number of our products and systems, several of which have been patented or are patent pending, have been awarded various science and technology honors by PRC provincial and municipal governments. Currently the research center has one department that is focusing on technology standards and system solutions and another department that is focusing on the research and development of fiber and RF equipment. These two departments work on designing new products to meet the expected increased demand for 3G wireless products in the PRC.

Competition

Our main domestic competitors are Guangdong Comba, Wuhan Hongxin and China GrenTech.

☐	Guangdong Comba is one of the first Chinese domestic telecom manufacturers. The company is listed on the Hong Kong Stock Exchange under the stock symbol: 2342.HK

☐	China GrenTech, formerly Powercom Holdings Limited, was founded in 1999 and is based in Shenzhen. China GrenTech is listed on the Nasdaq Global Market under the symbol GRRF.

☐
Wuhan Hongxin, originally a state-owned enterprise under the management of Wuhan Post & Telecom Academy, has a strong technical background and sales network. Wuhan Hongxin is a large company with a diverse group of products outside of the wireless coverage sector.

Our potential international competitors include Powerwave Technologies and Andrew Corporation. We believe that our overseas competitors are not key threats to Telestone because they have no competitive advantage with respect to product costs and are not accustomed to the marketplace of the PRC.

☐
Powerwave Technologies, Inc. is a global provider of end-to-end wireless infrastructure solutions for use in wireless communications networks. They offer OEMs (Original Equipment Manufacture), operators and network providers in the wireless communications industry a portfolio of Antenna Systems, Base Station Systems and Coverage Systems.

☐
Andrew Corporation is a global designer, manufacturer, and supplier of communications equipment, services and systems. Andrew products and expertise are found in communications systems throughout the world, including wireless and distributed communications, land mobile radio, cellular and personal communications, broadcast, radar and navigation.

Compared to our competitors, we believe Telestone enjoys superior technologies, better management of projects and an experienced and stable management team.

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

☐
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

☐
Regulations for the Administration of Foreign-Invested Telecommunications Enterprises (2002), (the “FI Telecom Regulations”). The FI Telecom Regulations set forth detailed requirements with respect to capitalization, investor qualifications and application procedures in connection with the establishment of a foreign-invested telecom enterprise.

☐
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

We have obtained 10 patent certificates. Currently, 23 of our filed patent applications are under review,  of which 19 have received the notification of acceptance of the application from the State Intellectual Property Office of the People's Republic of China. Our company will continue to put great effort towards protecting our intellectual property rights.

ITEM 1A. RISK FACTORS

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

Current economic conditions may adversely impact demand for our products, reduce access to credit and cause our customers and others with which we do business to suffer financial hardship, all of which could adversely impact our business, results of operations, financial condition and cash flows.

Our business, financial condition and results of operations have and may continue to be affected by various economic factors. The worldwide economy is undergoing a period of slowdown and the future economic environment may continue to be less favorable than that of recent years. This slowdown has, and could further lead to, reduced consumer and business spending in the foreseeable future, including by our customers. Reduced access to credit has and may continue to adversely affect the ability of consumers to purchase our products and system solutions.  In addition, economic conditions, including decreased access to credit, may result in financial difficulties leading to restructurings, bankruptcies, liquidations and other unfavorable events for our customers, suppliers and other service providers. If such conditions continue or further deteriorate, our industry, business and results of operations may be severely impacted.

We rely on a small number of significant customers

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

We incur a high level of fixed costs.

We incur a high level of fixed costs related to our business. These fixed costs result from significant investments in our research and development and fixed assets. The loss of any one of our significant customers could leave us with a significantly higher level of fixed costs than is necessary to serve our remaining customers, thereby reducing our revenues, profitability and cash flow.

We have not entered into any long term contracts with our customers.

All of our agreements with our customers are for short term projects or sales of equipment. While we feel that our significant relationships with China Unicom and China Mobile will likely provide additional sales agreements in the future, none of our customers are contractually bound to purchase any products or services from us in the future.

We dependence on a limited number of suppliers.

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

Rapid growth and a rapidly changing operating environment may strain our limited resources.

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

The economy of the PRC has historically been a planned economy subject to governmental plans and quotas and has, in certain aspects, been transitioning to a more market-oriented economy. Although we believe that the economic reform and the macroeconomic measures adopted by the Chinese government have had a positive effect on the economic development of the PRC, we cannot predict the future direction of these economic reforms or the effects these measures may have on  our business, financial position or results of operations. In addition, the Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development (the “OECD”). These differences include:

☐	Economic structure;

☐	Level of government involvement in the economy;

☐	Level of development;

☐	Level of capital reinvestment;

☐	Control of foreign exchange;

☐	Methods of allocating resources; and

☐	Balance of payments position.

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

The market price for our common stock is volatile.

The market price for our common stock is likely to be highly volatile and subject to wide fluctuations in response to factors including the following:

☐	Actual or anticipated fluctuations in our quarterly operating results;

☐	Announcements of new products and services by us or our competitors;

☐	Changes in financial estimates by securities analysts;

☐	Changes in the economic performance or market valuations of other companies providing similar products and services;

☐	Announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

☐	Additions or departures of key personnel;

☐	Potential litigation; or

☐	Conditions in the mobile phone market.

☐	Weak liquidity, a fragile stock price/the stock price is low, lack the financing capability

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

A large portion of our common stock is held by a small number of stockholders. As of March 27, 2009, our directors and officers collectively owned 38.81 % of the company’s outstanding common stock. As a result, these stockholders are able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. In addition, the occurrence of sales of a large number of shares of our common stock, or the perception that these sales could occur, may affect our stock price and could impair our ability to obtain capital through an offering of equity securities. Furthermore, the current ratios of ownership of our common stock reduce the public float and liquidity of our common stock which can in turn affect the market price of our common stock.

ITEM 2.	PROPERTIES

We currently occupy 26 offices, including one branch office in which we maintain certain ownership rights. The balance of our office space is leased by us under lease arrangements we deem to be satisfactory. In addition we lease 18 buildings used by us as warehouses and dormitories in the PRC and one building as our research and development center. We lease our headquarters, located at Floor 6 and Floor 5, Saiou Plaza, No. 5 Haiying Road, Fengtai Technology Park, Beijing, PRC 100070, for $215,445 per year, pursuant to an operating lease that expires in June 2010.

ITEM 3.	LEGAL PROCEEDINGS

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our Annual Meeting of Stockholders was held on November 14, 2008, at 9:00 a.m., at Floor 6, Saiou Plaza, No. 5 Haiying Road, Fengtai Technology Park, Beijing, People’s Republic of China 100070. The Stockholders voted in favor of the two proposals below by a majority of the votes cast.

First, the following five directors were elected to serve on the Board of Directors until the next annual meeting of stockholders of the Company or until such person shall resign, be removed or otherwise leave office: Han Daqing, Zhu Lian, Chen Xuefeng, Lian Renguang and Cheng Guanghui.

Second, the stockholders ratified Mazars as the company’s accountant for fiscal year ending on December 31, 2008.

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

On January 30, 2007 the NASDAQ Stock Market approved Telestone’s transfer from its NASDAQ Capital Market listing to a NASDAQ Global Market listing. Our shares of common stock continue to trade under the trading symbol “TSTC”.

Holders. As of March 25, 2009, we had 233 holders of shares of common stock of record. Our common stock had a closing bid price of $1.60 per share March 25, 2009.

The following table sets forth the quarterly average high and low bid prices per share for the common stock for the past two years:

	Common Stock
Fiscal Year Ended December 31, 2007	High	Low
First Quarter[1]	$11.12	$6.10
Second Quarter	$9.25	$5.46
Third Quarter	$7.25	$4.50
Fourth Quarter	$8.50	$4.98

	Common Stock
Fiscal Year Ended December 31, 2008	High	Low
First Quarter	$6.61	$4.00
Second Quarter	$5.10	$3.22
Third Quarter	$4.25	$1.00
Fourth Quarter	$2.87	$0.63

	Common Stock
Fiscal Year Ended December 31, 2009	High	Low
First Quarter (until March 26)	$2.38	$0.92

1 In January 2007, we were upgraded from NASDAQ Capital Market to NASDAQ Global Market.

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

Securities Authorized for Issuance Under Equity Compensation Plans. As of the fiscal year ended December 31, 2008, we have no shares of our common stock or preferred stock that are issued under compensation plans approved by our security holders.

ITEM 6.	SELECTED FINANCIAL DATA.

Not required.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Annual Report on Form 10-K.

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

Our wireless coverage solutions business comprises research, development and application of wireless communications technology. In addition to sales of our internally designed wireless communication equipment, including repeaters, antennas and radio frequency accessories, we also provide project design, project management, installation, maintenance and other after-sales services in accordance with our customers' requirements. Since the establishment of Telestone in 1997, we have gradually developed business relationships with China Mobile, China Unicom, China Telecom and China Netcom, which currently are our main customers. During 2008, we saw a significant improvement in revenue from sales of our products and services to China Mobile and China Unicom. In the mean time, we improved our business relationships with wireless system equipment vendors within China. We also made progress in overseas markets during 2008. We have been granted FCC certification in the United States, GOST R certification in Russia, ANATEL certificate of GSM repeater in Brazil and CE certification of GSM900 Tower Mounted Booster in Europe. In the meantime, we are continuing to penetrate overseas markets in South-East Asia, specifically Vietnam and Indonesia, and India, through our established business relationships with local telecommunication carriers in these regions.

In 2007, in anticipation that 3G-licensed Chinese domestic carriers will likely face problems associated with multi-carriers and multi-mobile telecommunication systems, we developed our Wireless Fiber Distribution System (“WFDS”). In 2008, we launched our proprietary WFDSTM, the latest generation of WFDS, one of the cutting edge indoor wireless coverage products in China. WFDSTM is an intelligent wireless fiber distribution system designed for voice and data communication. It builds a seamless manageable wireless access network, supporting multi-service, multi-system, compatibility with future technology. WFDSTM can be used in any public or private locations .

In 2007, Telestone completed the acquisition of Shandong Guolian and Shandong Guolian became a branch of Telestone. During 2008, Shandong Guolian’s performance improved modestly as compared with that of 2007, gaining a contract from Shandong Mobile with potential sales revenue from this contract reaching $7 million if the project includes engineering services.

Telestone participated in the construction work of network clusters for the 2008 Beijing Oympics and declared the completion of seven Olympic clusters and received positive remarks. We believe this contract further strengthened our reputation as one of the leading product and service solutions providers in the PRC. We believe, however, that the Beijing Olympic Games accounted for one of the reasons that held us from the revenue we would have achieved. The Olympic Games were held in Beijing, Shanghai, Tianjin and Qingdao, and our projects in these four cities were all ceased for more than two months during the third quarter of 2008due to the Olympic Games. These cities contribute significantly to our revenues.

The restructuring of China’s telecommunications industry has affected us significantly. We believe that the restructuring accounted for one of the reasons that we did not achieve the revenue we would have achieved during 2008.  Specifically, it directly led to the reduced network expenditure of China Unicom, China Telecom and China Netcom during the restructuring period. In the long term, however, we believe that the Chinese telecom restructuring and the future issuance of 3G licenses in China with an investment in the construction of the 3G system of approximately $ 60 billion over three years, an average of approximately $20 billion per year, presents an excellent opportunity for our business development. With our advanced technologies, close relationships with the telecom operators in China and strong management team, we believe that we will continue to demonstrate increasingly impressive progress in the future.

SIGNIFICANT ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 reflect the more significant judgments and estimates used in preparation of our financial statements. We believe there have been no material changes to our critical accounting policies and estimates for the year ended December 31, 2008 compared to those discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

RESULTS OF OPERATIONS

Our operating results are presented on a consolidated basis for the fiscal year ended December 31, 2008, as compared to the fiscal year ended December 31, 2007.

For the years ended December 31, 2007 and 2008, a tabular summary of results of operations is as follows:

	2007		2008		Growth
	$'000	% of revenue	$'000	% of revenue	$'000	% of revenue

Revenue	33,578		35,329		1,751	5.21%
Equipment and services costs	16,534	49.24%	17,133	48.50%	599	3.62%
Gross profit	17,044	50.76%	18,196	51.50%	1,152	6.76%
Sales and Marketing expenses	4,614	13.74%	4,620	13.08%	6	0.13%
General and administrative expenses	3,911	11.65%	3,810	10.78%	-101	-2.58%
Research and development expenses	822	2.45%	527	1.49%	-295	-35.89%
Depreciation and amortization	288	0.86%	295	0.84%	7	2.43%
Interest expense	100	0.30%	298	0.84%	198	198%
Other income, net	727	2.17%	177	0.50%	-550	-75.65%
Net income before income tax	8,036	23.93%	8,823	24.97%	787	9.79%
Income tax	1,998	5.95%	1,774	5.02%	-224	-11.12%
Net income	6,038	17.98%	7,049	19.95%	1,011	16.74%
Foreign currency translation adjustment	2,002	5.96%	2,556	7.23%	554	27.67%
Comprehensive income	8,040	23.94%	9,605	27.19%	1,565	19.47%

We derive our revenues primarily from capital expenditures made by the PRC’s telecommunications carriers. Our operating revenues are composed of sales of wireless equipment and service sales  that include system integration, engineering services, technical support, wireless network optimization and network maintenance.

Our consolidated net income increased by 16.74% to $7,049,000 for the year ended December 31, 2008, as compared to the prior fiscal year. This increase is attributable to an increase in revenue of 5.21% in fiscal year 2008 as compared to fiscal year 2007.  For the year ended December 31, 2008, our net income before income tax increased by 9.79% to $8,823,000, as compared to $8,036,000 in 2007.

For the years ended December 31, 2007 and 2008, a tabular summary of our revenue is as follows:

	2007		2008		Growth
	$'000	% of revenue	$'000	% of revenue	$'000%
Product sales	24,456	72.83%	17,132	48.49%	-7,324	-29.95%
Service sales	9,122	27.17%	18,197	51.51%	9,075	99.48%
Total	33,578		35,329		1,751	5.21%

Our revenue for the year ended December 31, 2008 was $35,329,000, representing an increase of approximately 5.21% from the previous year. Product sales for the year ended December 31, 2008 were $17,132,000, representing a decrease of 29.95% from the previous year. Service sales for the year ended December 31, 2008 was $18,197,000, representing an increase of 99.48% from the previous year. The decrease in our product sales is primarily due to the telecommunications carriers' reduction of their expenditures and strengthening of their bargaining power through large scale purchases and increased competition among integrators.

During the same period, our service sales increased significantly due to the carriers' adoption of a new construction model that separated the bidding product and integration services. We increased our integration bidding, won contracts, and our service sales increased accordingly. Furthermore, as compared to 2007, we have increased the volume of our projects.

	2007		2008		Growth
	$'000	% of revenue	$'000	% of revenue	$'000%
China Mobile	14,076	41.92%	16,852	47.70%	2,776	19.72%
Chian Unicom	12,993	38.69%	14,819	41.95%	1,826	14.05%
China Netcom	1,407	4.19%	413	1.17%	-994	-70.65%
China Telecom	4,101	12.21%	2,123	6.01%	-1,978	-48.23%
Others	1,001	2.98%	1,122	3.17%	121	12.09%
Total	33,578		35,329		1,751	5.21%

Revenue generated from China Mobile and China Unicom for the year ended December 31, 2008 increased due to the expansion of our business in existing customers, such as Beijing Mobile, Shanghai Mobile, Tianjin Unicom, Shanxi Mobile, Neimenggu Mobile, Guizhou Unicom, and Henan Mobile, which are branches of China Mobile or China Unicom. However, due to the restructuring of China’s telecommunications industry, including the merger between China Netcom into China Unicom and the reduction of the Xiao Ling Tong construction project, our revenue generated from China Telecom and China Netcom decreased.

Our revenue generated from China Mobile accounted for 47.70% of our total revenue in 2008, represented an increase of 19.72% compared to that of last year. Our revenue generated from China Unicom accounted for 41.95% of total revenue in 2008, representing an increase of 14.05% compared to that of last year. Our revenue generated from China Netcom accounted for 1.17% of total revenue, representing a decrease of 70.65% compared to that of last year. Our revenue generated from China Telecom accounted for 6.01% of total revenue, representing a decrease of 48.23% compared to that of last year.  Sales to agents and other system integrators accounted for 3.17% of our total revenue in 2008, representing an increase of 12.09% compared to that of last year.

Gross profit. Our gross profit on product sales and services sales was $18,196,000 in 2008, representing an increase of 6.76% as compared to $17,044,000 in 2007.

For the years ended December 31, 2007 and 2008, a tabular summary of the condensed statement of operations is presented below:

	2007		2008		Growth
	$'000	% of revenue	$'000	% of revenue	$'000	% of revenue
Revenue	33,578		35,329		1,751	5.21%
Equipment and services	16,534	49.24%	17,133	48.50%	599	3.62%
Gross profit	17,044	50.76%	18,196	51.50%	1,152	6.76%

During this period, our gross profit increased as a result of an increase in our sales and new business that have contributed to our revenue.

Gross profit margin. Our gross margin on product sales and services sales was 51.50% in 2008, as compared to 50.76% in 2007. Our gross margin was nearly unchanged as compared with the previous year, and we will continue to taking active measures to keep our gross profit margin from being diluted by pressures of rising cost. The slight increase in our gross profit margin was primarily due to improvements made on our  efficiency control over business expenditure and the strengthening of our integration business.

We plan to take the following measures to control our costs:

•	Reducing purchasing costs through large scale procurement;

•	Decreasing the use of raw materials through system design optimization;

•	Regularly improving our system integration technologies;

•	Optimizing our supply chain to in turn receive better terms from suppliers.

Net income. Our consolidated net income increased by16.74% to $7,049,000 for the year ended December 31, 2008, as compared to the prior year. This increase is attributable to an increase in revenue of 5.21% in 2008. For the year ended December 31, 2008, our net income before income tax increased by 9.79% to $8,823,000, compared to $8,036,000 in 2007.

Equipment and services expenses. Equipment and services expenses were approximately $17,133,000 or 48.50% of revenue for the year ended December 31, 2008, as compared to $16,534,000, or 49.24% of revenue for the year ended December 31, 2007. Equipment and services expenses increased due to the increase in our sales in 2008.

Sales and Marketing. Sales and marketing expenses were approximately $4,620,000 or 13.08% of our revenues for the year ended December 31, 2008 and were $4,614,000, or 13.74% of our revenue for the year ended December 31, 2007.

General and Administrative and Research and Development. General and administrative expenses were $3,810,000 or 10.78% of our revenue for the year ended December 31, 2008, as compared to $3,911,000 or 11.65% of revenue in the prior year.

Research and development expenses were $527,000, or 1.49% of revenues for the year ended December 31, 2008, as compared to $822,000, or 2.45% of revenues in the prior year. The main reason for this decrease is that our current research and development’s products have already entered into a mature period and are being used in the market.

Liquidity and Capital Resources

We generally finance our operations from cash flow generated internally and from bank loans. As of December 31, 2008, we had current assets of $83,370,000. Current assets comprised inventories of $7,843,000, accounts receivable of $62,136,000, prepayments, deposits and other receivables of $5,525,000, and cash and cash equivalents of $7,866,000. Current liabilities comprised accounts payable of $11,776,000, tax payables of $6,805,000, short-term loan $2,918,000 and other payables and accruals of $13,609,000.

Our net cash inflow from operating activities was $1,467,000 for the year ended December 31, 2008. At December 31, 2008, cash and cash equivalents were $7,866,000. Current assets were $83,370,000, current liabilities were $35,108,000, reflecting a current ratio of 2.37:1.

Our trading terms with our customers are mainly on credit. The credit period is generally for a period of less than one year. The accounts receivable turnover period for the year ended December 31, 2008 was 553 days compared to 406 days for the year ended December 31, 2007. Inventory turnover period for the year ended December 31, 2008 was 278 days, compared to 177 days in 2007.

The extension of the accounts receivable turnover period is primarily due to the postponement of payments by China Unicom and China Telecom due to the restructuring of the telecommunications industry in the PRC.
In addition, during the second half of 2008, the project reviewing period in China Mobile has been prolonged. We, however, are confident in collecting such payments and plan to shorten the account receivable turnover period and strengthen our capability in collecting payments in 2009.

Our inventory turnover period increased for the year ended December 31, 2008 as compared to the year ended December 31, 2007 due to the preparation of our inventories in advance in accordance with the requirements of telecommunications carriers and an increase in the number of projects in 2008, which required the increase of inventory  for  the ongoing projects.

The longer accounts receivable turnover has no impact on doubtful accounts. Doubtful accounts are determined by the Company based on each individual customer’s situation.

As of December 31, 2008, our cash and bank balances were mainly denominated in RMB and United States dollars while our bank borrowings were mainly denominated in RMB. Our revenue and expenses, assets and liabilities are mainly denominated in RMB and United States dollars. Recently, the exchange rate fluctuations in the PRC have led to an appreciation of currency. This may result in certain exchange risks.

Capital structure and solvency. We have cash and cash equivalents in the amount of $7,866,000 for the period ended December 31, 2008.

As of December 31, 2008, our total assets were $87,539,000 and our total liabilities were $35,108,000, reflecting a gearing ratio of 40.11%. Our gearing ratio, calculated as total debts (including short-term bank loans and finance lease payables) over total assets, was 40.11% and 36.17% as of December 31, 2008 and 2007, respectively. The increase in our gearing ratio is due to the increase in accounts payable and bank financing.

Asset utilization and efficiency. As of December 31, 2008, our total assets were $87,539,000 and our operating revenue was $35,329,000, reflecting a total asset turnover of 45.69%.

Accounts Receivable

As of December 31, 2008, our accounts receivables were $62,136,000 as compared to $45,013,000 for the previous year. Our accounts receivables as of December 31, 2008 as compared to that as of December 31, 2007 are summarized as follows:

Accounts receivables are stated at the amount billed to customers. We recognize an allowance for doubtful accounts to ensure trade and other receivables are not overstated due to uncollectibility. Of the retentions balance as of December 31, 2008 and 2007, approximately $2,090, 000 and $685,000 respectively, are expected to be collected in one year.

The increase in our accounts receivable for the year ended December 31, 2008 is primarily the result of the decision of most PRC-based mobile operators to no longer prepay a percentage of contracted solutions, but instead to do business on credit. The credit period is generally for a period of six to nine months. Accounts receivable are stated at the amount billed to customers.  Accounts receivables are presented net of an allowance for doubtful accounts. Our estimate of allowance for doubtful account is based on a variety of factors, including historical collection experiences, existing economic conditions and a review of the current status of the receivable.  In December of 2008 and 2007, allowance for doubtful accounts were $5,776,000 and $4,435,000 respectively. Our long credit period is because our major customers are the three major players in China telecom market (“China Mobile”, “China Unicom” and “China Telecom”).  Due to their monopoly in the China telecom market, we are at a disadvantage in negotiations regarding payments/credit period.

The large accounts receivable balance is because of the uniqueness of the Chinese telecommunication industry. Our past customers were China Mobile, China Unicom, China Netcom, and China Telecom. These four telecom providers are in a monopoly position in China. After the restructuring of the Chinese telecom industry, our customers are China Mobile, China Unicom, China Telecom. These three telecom providers continue to have monopoly positions in China. In addition, because of the restructuring of China’s telecom industry, payments to us were delayed. These factors caused the balance of our accounts receivables.

We believe that this situation is not unique to us, and is prevalent in the China telecom industry. Other large telecom providers such as Huawei Technologies Co. Ltd., Qiaoxing Group Co. Ltd., and Datang Telecom Technology Co. Ltd. are in similar situations. We believe that our customers all have good reputations in China’s telecom industry, and we have very few bad accounts.

We have made attempts to adequately address accounts receivable turn-over problems and have made efforts to shorten the collection period.

In 2008, the collection of account receivables amounted to $21,879,000. The Company took practical measures to collect the account receivables from certain China Unicom branches, including Beijing Unicom, Tianjing Unicom, Shanxi Unicom; and made progress with several China Mobile’s branches, for instance, Shanghai Mobile, Beijing Mobile and Guizhou Mobile.

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

Major Milestones

 Telestone Declares the Completion of Seven Olympic Clusters.  The projects established by Telestone included Magic Capital (an Olympic affiliated hotel), the Comprehensive Training Gymnasium of the Olympic Sports Center, the Olympic Sports Center Stadium, the Beijing Olympic Green Hockey Stadium, the Olympic Comprehensive Office Building and Energy Center, the T3A Terminal Building of Beijing Capital Airport and the China Athletic Training Base for the Disabled.  The contracts are valued at more than one million dollars.  Among these buildings, the China Athletic Training Base for the Disabled is operated with the Wireless Fiber Distribution System (WFDS), known as one of the leading indoor wireless coverage products in the world that is applicable to 2G, 3G, Broadband access and CATV networks.

The Latest Generation of Wireless Fiber Distribution Systems — WFDSTM — is Promoted by Telestone. In 2008, Telestone launched a new generation wireless distribution system, WFDSTM, which is a customer premises network and able to support all of the telecom networks.

Combining the technologies of wireless telecom and fiber telecom, WFDSTM is a type of all-optical network.  This system supports all mobile telecom networks and also WLAN, FTTH, telephone networks, and video surveillance systems, amongst other networks. In addition, WFDSTM can be quickly installed and simply maintained, which realizes for customers coverage with comparatively low cost.

To validate the performance of the WFDSTM in real site application, a series of field tests had been carried out in Fujian province by China Mobile. The tests showed the product complied with the criteria of the Chinese mobile indoor network test, which not only includes the tests on the coverage quality of voice and data, voice quality, volume and switch, but includes a comprehensive evaluation on the projects operation, maintenance and cost.   Telestone also announced that the proprietary WFDS solution was selected as a candidate for China Mobile’s annual large scale purchase.

Telestone Wins Bids from Two Provincial Operators. Telestone stood out in the current bidding of indoor coverage system in China Unicom Shanxi Branch and indoor distribution system integration program in China Telecom Inner Mongolia Branch, and finally won the bids. We believe that this is further evidence of Telestone's leading position in providing indoor coverage systems and indoor distribution system integration programs.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 8.	FINANCIAL STATEMENTS.

Reference is made to page F-1 herein for the Index to the Consolidated Financial Statements of the Company.

Telestone Technologies Corporation

Index to Consolidated Financial Statements

Telestone Technologies Corporation

Report of Independent Registered Public Accounting Firm

To the Audit Committee, Stockholders and Board of Directors
Telestone Technologies Corporation

We have audited the accompanying consolidated balance sheets of Telestone Technologies Corporation and its subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations and other comprehensive income, changes in stockholders' equity and cash flows for each of the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

Mazars CPA Limited
Certified Public Accountants
Hong Kong
Date: March 31, 2009

Telestone Technologies Corporation

Consolidated Statements of Operations and other comprehensive income
Years ended December 31, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

		Years ended December 31,
		2008	2007
	Note	US$’000	US$’000
Operating revenues:
Net sales of equipment		17,132	24,456
Service income		18,197	9,122

Total operating revenues		35,329	33,578

Cost of operating revenues:
Cost of net sales		10,415	13,546
Cost of service		6,718	2,988

Total cost of operating revenues		17,133	16,534

Gross income		18,196	17,044

Operating expenses:
Sales and marketing		4,620	4,614
General and administrative		3,810	3,911
Research and development		527	822
Depreciation and amortization		295	288

Total operating expenses		9,252	9,635

Operating income		8,944	7,409

Interest expense		(298)	(100)
Other income, net		177	727

Income before income taxes		8,823	8,036

Income taxes	10	(1,774)	(1,998)

Net income		7,049	6,038

Other comprehensive income
Foreign currency translation adjustment		2,556	2,002

Comprehensive income		9,605	8,040

Earnings per share:	3

Weighted average number of common stock outstanding
Basic		10,404,550	9,578,956
Dilutive effect of warrants		31,578	108,141

Diluted		10,436,128	9,687,097

Net income per share of common stock		US$	US$

Basic (US$)		0.68	0.63

Diluted (US$)		0.68	0.62

The accompanying notes are an integral part of these consolidated financial statements.

Telestone Technologies Corporation

Consolidated Balance Sheets
As of December 31, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

		As of December 31,
		2008	2007
	Note	US$’000	US$’000
Current assets:
Cash and cash equivalents		7,866	5,473
Accounts receivable, net of allowance	5	62,136	45,013
Due from related parties	14	1,826	1,792
Inventories	9	7,843	8,023
Prepayment		2,347	1,169
Other current assets		1,352	1,332

Total current assets		83,370	62,802

Goodwill	7	3,119	3,119
Property, plant and equipment, net	6	1,050	1,170

		4,169	4,289

Total assets		87,539	67,091

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long term loan from related parties	14	-	28
Short-term bank loans	8, 14	2,918	2,051
Accounts payable – Trade		11,776	7,614
Customer deposits for sales of equipment		739	262
Due to related parties	14	1,673	2,318
Taxes payable		6,805	4,741
Accrued expenses and other accrued liabilities		11,197	7,221

Total current liabilities		35,108	24,235

Non-current liabilities:
Long term loan from related parties	14	-	30

		35,108	24,265

Commitments and contingencies	15	-	-

Stockholders’ equity:
Preferred stock, US$0.001 par value, 10,000,000 shares authorized, no shares issued		-	-
Common stock and paid-in-capital, US$0.001 par value: Authorized - 100,000,000 shares as of December 31, 2008 and 2007		-	-
Issued and outstanding – 10,404,550 shares as of December 31, 2008 and 2007	12	11	11
Additional paid-in capital		18,989	18,989
Dedicated reserves	13	3,787	3,199
Other comprehensive income		5,573	3,017
Retained earnings		24,071	17,610

Total stockholders’ equity		52,431	42,826

Total liabilities and stockholders’ equity		87,539	67,091

The accompanying notes are an integral part of these consolidated financial statements.

Telestone Technologies Corporation

Consolidated Statements of Changes in Stockholders' Equity
Years ended December 31, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

	Common stock issued
	Number of shares	Amount	Additional paid-in capital	Dedicated reserves	Other compre- hensive income	Retained earnings	Total
		US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Balance at January 1, 2007	8,935,106	9	8,475	2,619	1,015	12,152	24,270
Issuance of stock (net of expenses)	1,469,444	2	10,514	-	-	-	10,516
Net income	-	-	-	-	-	6,038	6,038
Foreign currency translation adjustment	-	-	-	-	2,002	-	2,002
Transfer to dedicated reserves	-	-	-	580	-	(580)	-

Balance at December 31, 2007	10,404,550	11	18,989	3,199	3,017	17,610	42,826

Balance at January 1, 2008	10,404,550	11	18,989	3,199	3,017	17,610	42,826
Net income	-	-	-	-	-	7,049	7,049
Foreign currency translation adjustment	-	-	-	-	2,556	-	2,556
Transfer to indicated reserves	-	-	-	588	-	(588)	-

Balance at December 31, 2008	10,404,550	11	18,989	3,787	5,573	24,071	52,431

The accompanying notes are an integral part of these consolidated financial statements.

Telestone Technologies Corporation

Consolidated Statements of Cash Flows
Years ended December 31, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

		Years ended December 31,
	Note	2008	2007
		US$’000	US$’000
Cash flows from operating activities
Net income		7,049	6,038
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization		295	260
Allowance for doubtful accounts		1,341	1,512
Profit on disposal of property, plant and equipment, net		(14)	-
Write-off of property, plant and equipment		-	56
Changes in assets and liabilities:
Accounts receivable		(15,654)	(10,088)
Inventories		731	(1,629)
Due from related parties		88	154
Prepayment		(1,116)	56
Other current assets		71	(527)
Accounts payable		3,706	(1,362)
Due to related parties		(813)	113
Customer deposits for sales of equipment		467	(195)
Taxes payable		1,772	143
Accrued expenses and other accrued liabilities		3,544	1,594

Net cash provided by (used in) operating activities		1,467	(3,875)

Cash flows from investing activities
Purchase of property, plant and equipment		(169)	(270)
Proceeds from disposal of property, plant and equipment		61	-
Acquisition of subsidiary, net of cash disbursed		-	(186)

Net cash used in investing activities		(108)	(456)

Cash flows from financing activities
Proceeds from issuance of common stock		-	5,454
Proceeds from short-term bank loan		2,918	2,051
Repayment of short-term bank loan		(2,189)	(1,630)
Repayment of long-term loan		(63)	(12)

Net cash provided by financing activities		666	5,863

Net increase in cash and cash equivalents		2,025	1,532

Cash and cash equivalents, beginning of year		5,473	3,380
Effect on exchange rate changes		368	561

Cash and cash equivalents, end of year		7,866	5,473

Supplemental disclosure of cash flow information
Interest received		42	37
Interest paid		(220)	(100)
Tax paid		(56)	(1,237)

Non-cash investing activity
Issuance of common stock arising from acquisition of a subsidiary	7	-	5,062

The accompanying notes are an integral part of these consolidated financial statements.

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2008 and 2007

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

Beijing Telestone Wireless Telecommunication Company Limited (“BTWTC”)(note), a company established in Beijing, the PRC with tenure of 20 years from June 17, 2005 to June 16, 2025 for provision of wireless telecommunication networking and system integration services, is owned by two stockholders of TSTC, Mr. Han Daqing and Mr. Luo Zhengbin, both are also directors of TSTC. A declaration of trust was signed between the two stockholders and directors of TSTC and Beijing Telestone on June 12, 2005 that BTWTC is held by the two stockholders and directors of TSTC on behalf of Beijing Telestone which is the beneficial owner of BTWTC. Beijing Telestone does not own any direct ownership interests in BTWTC is because Beijing Telestone is considered as a foreign entity under the PRC laws. Due to the restrictions on foreign ownership to provide and engage in certain wireless telecommunication services in the PRC, Beijing Telestone, through loans to the two stockholders and directors of TSTC, established BTWTC with a view to conduct such operations without violating the relevant PRC rules and regulations as such BTWTC is not considered as a foreign entity. Pursuant to the declaration of trust as described above, Beijing Telestone generally has economic control over BTWTC and is considered as the primary beneficiary of BTWTC. In light of the above, BTWTC is considered as a variable interest entity (“VIE”) of Beijing Telestone and the financial statements of BTWTC are consolidated into the financial statements of Beijing Telestone for all periods presented in accordance with the FIN 46(R), “Consolidation of Variable Interest Entities”.

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

On October 8, 2007, BTWTC has established a wholly-owned subsidiary company named Beijing Telestone Communication Technology Corporation Limited (“BTCTC”)(note) with operating period of 20 years until October 7, 2027. The principal activity of BTCTC is developing and managing the business operation of the Company outside the PRC.

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

In this report, TSTC, SMI, Beijing Telestone, BTWTC, Guolian, Pan-pacific and BTCTC are collectively referred to as the “Company”.

Note:	These are direct translation of name in Chinese for identification purpose only and are not the official name in English.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2008 and 2007

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

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2008 and 2007

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

Foreign currency translation and other comprehensive income

All major subsidiaries of the Company consider Renminbi as their functional currency as a substantial portion of their business activities is based in Renminbi.  However, the Company has chosen the United States dollar as its reporting currency.

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

Translation adjustments, when material, resulting from this process are recorded in accumulated other comprehensive income within stockholders’ equity.  Other comprehensive income for foreign currency translation was recorded for the years ended December 31, 2008 and 2007.

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

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Operating leases
Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Rental payables under operating leases are recognized as expenses on the straight-line basis over the lease term.

Allowance for doubtful accounts
Accounts receivable are stated at the amount billed to customers.  The Company recognizes an allowance for doubtful accounts to ensure trade and other receivables are not overstated due to uncollectibility. The Company’s estimate is based on a variety of factors, including historical collection experience, existing economic conditions and a review of the current status of the receivable. Accounts receivable are presented net of an allowance for doubtful accounts of US$5,776 and US$4,435 as of December 31, 2008 and 2007 respectively.

Related parties

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions.  Parties are also considered to be related if they are subject to common control or common significant influence.

Financial instruments

SFAS 107, “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company considers the carrying amount of cash, accounts receivable, other receivables, accounts payable and accrued liabilities, to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization.

Recent accounting pronouncements
In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (SFAS No. 162), The Hierarchy of Generally Accepted Accounting Principles. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for non-governmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. This statement will not change the Company’s current accounting practices.

In May 2008, the FASB issued SFAS 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60 to require that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation and clarify how Statement 60 applies to financial guarantee insurance contracts. The adoption of this Statement is not expected to have a material impact on the Company’s financial position or results of operations.

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements (Continued)
In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FSP clarified that unvested share-based payment awards that contain non-forfeitable rights to distributions or distribution equivalents, whether paid or unpaid, are participating securities as defined in Statement of Financial Accounting Standard (“SFAS”) No. 128, Earnings Per Share and are to be included in the computation of earnings per unit pursuant to the two-class method of calculating earnings per unit as described in SFAS No. 128. This FSP is effective for financial statements issued after December 15, 2008. The adoption of this Statement does not have any impacts on the Company’s financial position or results of operations because the Company did not have such share-based payment.

In September 2008, the FASB issued for comment revisions to SFAS No. 140 and FASB Interpretation No. 46, as revised (“FIN 46R”), “Consolidation of Variable Interest Entities”. The changes proposed include a removal of the scope exemption from FIN 46R for QSPEs, a revision of the current risks and rewards-based FIN 46R consolidation model to a qualitative model based on control and a requirement that consolidation of VIEs be re-evaluated on an ongoing basis. Although the revised standards have not yet been finalized, these changes may have a significant impact on the Company’s consolidated financial statements as the Company may be required to deconsolidate certain assets and liabilities due to the ongoing evaluation of its primary beneficiary status. In addition, the Company may also be required to consolidate other VIEs that are not currently consolidated based an analysis under the current FIN 46R consolidation model. The proposed revisions would be effective, if approved, for fiscal years that begin after November 15, 2009.

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 became effective on October 10, 2008. The application of the provisions of FSP 157-3 does not materially affect the Company’s financial condition or results of operations.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 amends FAS 140 and FIN 46(R) to require additional disclosures regarding transfers of financial assets and interest in variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for financial statements issued after December 15, 2008. The application of the provisions of FSP FAS 140-4 and FIN 46(R)-8, does not change the Company’s current accounting practices and disclosures.

There are no other new accounting pronouncements for which adoption is expected to have a material effect on the Company's financial statements in future accounting periods.

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

3.	EARNINGS PER SHARE

The Company reports earnings per share in accordance with the provisions of SFAS 128, "Earnings Per Share." SFAS 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.

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

4.	OPERATING RISKS

(a)	Concentration of major customers and suppliers

	Years ended December 31,
	2008	2007
	US$’000	US$’000
Major customers with revenues of more than 10% of the Company’s sales
Sales to major customers	31,677	29,864
Percentage of sales	90%	89%
Number	2	3

Major suppliers with purchases of more than 10% of the Company’s purchases
Purchases from major suppliers	2,921	4,975
Percentage of purchases	27%	30%
Number	1	2

Accounts receivable related to the Company’s major customers comprised 96% and 72% of all account receivables as of December 31, 2008 and 2007 respectively.

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

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2008 and 2007

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

5.	ACCOUNTS RECEIVABLE

	As of December 31,
	2008	2007
	US$’000	US$’000

Completed contracts	65,454	48,733
Retentions	2,458	715

	67,912	49,448
Allowance for doubtful accounts	(5,776)	(4,435)

	62,136	45,013

Of the retentions balance as of December 31, 2008 and 2007, approximately US$368 and US$30 respectively are expected to be collected after one year.

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

6.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment is summarized as follows:

		As of December 31,
	Estimated useful life	2008	2007
	(in years)	US$’000	US$’000

Buildings	30	311	287
Leasehold improvement	5	86	81
Plant and machinery	5	599	515
Office equipment	5	934	838
Motor vehicles	5	500	545

		2,430	2,266
Accumulated depreciation		(1,380)	(1,096)

		1,050	1,170

7.	GOODWILL

Goodwill acquired in connection with the acquisition of Guolian and Pan-pacific by BTWTC on July 5, 2007 represented the excess of the purchase cost over the fair value of identifiable net assets acquired at acquisition date. Goodwill is tested at least annually for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

8.	SHORT-TERM BANK LOANS

All bank loans are secured by guarantees provided by the director, Mr Han Daqing and an independent guaranty company.  The bank loans are charged at interest rate of 7.47% per annum and wholly repayable within one year.

9.	INVENTORIES

Inventories consisted of the followings:	As of December 31,
	2008	2007
	US$’000	US$’000

Raw materials	5	29
Finished goods	7,838	7,994

	7,843	8,023

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

10.	INCOME TAXES

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

The Company’s income is principally generated in the PRC by Beijing Telestone, BTWTC, BTCTC, Guolian and Pan-pacific. Except for income from Beijing Telestone which is subject to PRC income taxes at a rate of 24% in 2008, all income of the Company is subject to PRC income tax at an unified rate of 25% in accordance with the new enterprise income tax rate, as explained in below paragraph, implemented in the PRC from January 1, 2008.

Since Beijing Telestone registered as a wholly-owned foreign investment enterprise (“WOFIE), Beijing Telestone had been subject to tax laws applicable to WOFIE in the PRC from 2004 to 2008 and was fully exempt from the PRC enterprise income tax of 24% for two years commencing in fiscal year 2004, followed by a 50% reduction for the next three years to 2008.

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

Beijing Telestone shall become subject to the unified EIT rate of 25% under the NEITL commencing from fiscal year 2009; since under the NEITL, Beijing Telestone was permitted by the tax authority in the PRC to report its assessable income using the reduced tax rate of 24% which was applicable to Beijing Telestone as a WOFIE under the old tax laws until the end of fiscal year 2008.

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

10.	INCOME TAXES (CONTINUED)

Guolian had registered as a high / new technology enterprise (“Hi-tech enterprise”) under the old tax laws in 2006 which was subject to tax laws applicable to Hi-tech enterprise in the PRC before 2008 and the enterprise income tax rate was reduced to 15% commencing in fiscal year 2006. Commencing from year 2008, business operation of Guolian was no longer applicable to register as a Hi-tech enterprise under the NEITL; as a result, Guolian had become subject to the unified EIT rate of 25% since fiscal year 2008.

Income tax expenses have been provided at the following rates on the respective subsidiaries’ estimated assessable income arising from PRC during the periods presented.

	2008	2007
	%	%

Beijing Telestone	24	24
BTWTC	25	33
BTCTC	25	-
Guolian	25	15
Pan-pacific	25	33

(a)	Income tax expenses are comprised of the following:

	2008	2007
	US$’000	US$’000
Current tax
United States	-	-
PRC	1,774	1,998

	1,774	1,998

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

As of January 1, 2007, upon adoption of FIN 48, the Company has analyzed its filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns. As of December 31, 2008 and 2007, the Company has identified the jurisdictions in the United States and PRC as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements.  Based on a review of tax positions for all open years, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48 during the years ended December 31, 2008 and 2007, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within twelve months.

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

10.	INCOME TAXES (CONTINUED)

(a)	Income tax expenses (Continued)

As of December 31, 2008 and 2007, the Company had no unrecognized tax benefits or accruals for the potential payment or interest and penalties. The Company’s policy is to record interest and penalties in this connection as a component of the provision for income tax expense. For the years ended December 31, 2008 and 2007, no interest or penalties were recorded.

(b)	Reconciliation from the expected statutory tax rate in PRC of 25% (2007: 24%) is as follows:

	2008	2007
	%	%

Statutory rate – PRC	25.0	24.0
Difference in tax rate of subsidiary of the Company	(0.9)	-
Tax exemption	(11.8)	(19.2)
Non-deductible items	6.7	20.3
Others	1.1	(0.2)

Effective tax rate	20.1	24.9

11.	SEGMENT INFORMATION

During the years ended December 31, 2008 and 2007, all revenues of the Company are from its installation and trading of wireless telecommunication.  No financial information by business segment is presented.

As the Company operates mainly in the PRC and over 98% of its revenue and operating income are from the PRC, no geographical analysis is presented.

12.	COMMON STOCK

As of December 31, 2008 and 2007, the authorized capital of TSTC is 110,000,000 shares within which 100,000,000 being shares of common stock with a par value of $0.001, and 10,000,000 being shares of preferred stock with a par value of $0.001.

On February 20, 2007, TSTC issued 669,444 shares of common stock and 177,403 warrants for total net proceeds of US$5,454. The warrants are exercisable over a 4-year period to year 2011 at a per share exercise price of US$11.6.

On November 30, 2007, the Company further issued 800,000 shares of common stock for part of the consideration of US$5,062 in connection with the acquisition of Guolian and Pan-pacific.

TSTC had 10,404,550 of outstanding common stock and 192,403 outstanding warrants as of December 31, 2008 and 2007.

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2008 and 2007

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

14.	RELATED PARTY TRANSACTIONS

Summary of related party transactions

		As of December 31,
	Note	2008	2007
		US$’000	US$’000
Due from related parties
Other employees	a	430	456
Ex-stockholders of SMI/Guolian	b	1,396	1,336

		1,826	1,792

Due to related parties
Directors	a	200	887
Ex-stockholders of Beijing Telestone/Guolian	b	1,473	1,431

		1,673	2,318

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

14.	RELATED PARTY TRANSACTIONS (CONTINUED)

Summary of related party transactions (Continued)

		As of December 31,
	Note	2008	2007
		US$’000	US$’000
Loan from related parties
A director of Beijing Telestone	c	-	29
A close family member of a director of Beijing Telestone	c	-	29

		-	58

Current portion of long term loan from related parties		-	(28)

Long term loan from related parties		-	30

Guarantor of short term loan
A director	8	2,918	2,051

Note:

(a)	The amounts due from/to directors and employees represent unsecured advances made to those parties from time to time. These amounts are interest free and repayable on demand.

(b)
Included in the amounts due to ex-stockholders of Beijing Telestone, US$1,287 represented  the consideration arising from the consummation of the business combination. The ex-stockholders of SMI had represented that they had fully settled the amount with the ex-stockholders of Beijing Telestone and also undertaken to fully indemnify SMI against any claims from the ex-stockholders of Beijing Telestone (the “Undertaking”). However, an ex-stockholder of Beijing Telestone has initiated lawsuit against SMI alleging that the consideration amount has not been settled. The court hearing commenced on May 10, 2006 and finalized on December 19, 2006. Verdict has been issued by the Second Intermediate People’s Court of Beijing (“北京市第二中級人民法院”) and announced that SMI and Beijing Telestone are not required to compensate for the ex-stockholder of SMI.  On 23 October 23, 2007, another verdict was issued by the High People’s Court of Beijing (“北京市高級人民法院”) to announce that the verdict from Second Intermediate People’s Court of Beijing was kept and SMI was not require to compensate for the ex-shareholder.

(c)
The long-term loan was advanced to Pan-pacific and was collateralized by the Company’s building properties, bears monthly interest rate at 0.57%. Whole of the loan had been early repaid during the year and the Company’s building properties were also released as collateral for the loan.

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

15.	COMMITMENTS AND CONTINGENCIES

a)	Operating lease expense

The Company leases certain staff quarters and office premises under non-cancelable operating leases.  Rental expenses under operating leases for the years ended December 31, 2008 and 2007 were US$592 and US$629 respectively.

The following table summarizes the approximate future minimum rental payments under non-cancelable operating leases in effect as of December 31, 2008 and 2007:

	As of December 31,
	2008	2007
	US$’000	US$’000

2008	-	323
2009	310	220
2010	96	87

Total	406	630

b)	Contingencies

The Company recognizes its revenue upon the completion of contract and has made full tax provision in accordance with relevant national and local laws and regulations of the PRC.  A contract is considered completed upon completion of all essential contract work and the installation has been accepted by the customer. It is the common practice in the PRC that invoices are not issued to customers until payments are received. The Company follows the practice of reporting its revenue for PRC tax purposes when invoices are issued. All unbilled revenue will become taxable when invoices are issued. For PRC tax reporting purpose, PRC subsidiaries of the Company recognized revenue on an “invoice basis” instead of when goods are delivered and services are rendered. This is not in strict compliance with the relevant laws and regulations.  Accordingly, despite the fact that the PRC subsidiaries of the Company had made full tax provision in the financial statements, these PRC subsidiaries may be subject to penalties for the deferred reporting of tax obligations. The exact amount of penalties cannot be estimated with any reasonable degree of certainty.  The board of directors considers it is more-likely-than-not that the tax penalties will not be imposed.

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

No options have been granted to any parties during the years ended December 31, 2008 and 2007 and as of the date of these financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in and disagreements with accountants on accounting and financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a) MANAGEMENT’S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Such controls and procedures, by their nature, can provide only reasonable assurance regarding management’s control objectives.

Our chief executive officer and chief financial officer, after assessment of the Company's disclosure controls and procedures and internal control over financial reporting, concluded that, as of December 31, 2008, our disclosure controls and procedures were not effective due to the control weaknesses and control deficiencies in our internal control over financial reporting described below.

(b) MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Under the supervision, and with the participation, of our Chief Executive Officer and our Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment has identified five control deficiencies in our internal control over financial reporting that constitute material weaknesses, as defined in the standards established by the U.S. Public Company Accounting Oversight Board, that could result in more than a remote likelihood that a material misstatement in our annual or interim financial statements would not be prevented or detected on a timely basis by our internal controls.

Our chief executive officer and chief financial officer, after assessment of the Company's disclosure controls and procedures and internal control over financial reporting, concluded that, as of December 31, 2008, our internal control over financial reporting were not effective due to the control weaknesses and control deficiencies in our internal control over financial reporting described below:

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

2. Currently, not all of our financial and accounting staff are knowledgeable of U.S. GAAP accounting rules in order to support the ongoing expansion of our Company’s organizational structure and financial reporting requirements. Specifically, certain positions in our accounting and finance departments in the subsidiaries level were staffed with individuals who are mainly dealing with PRC financial reporting do not currently have adequate knowledge, skills and training under U.S. GAAP.

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

                This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report repot was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

(c) Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2008, there was no change in our internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information concerning each of the directors and executive officers of the Company as of March 25, 2008:

Name	Age	Position Held

Han Daqing	44	Director, President & CEO, Chairman of the Board

Liu Dongping	39	Chief Financial Officer

Wang Jianjun	37	Vice President

Yu Yongjing	46	Chief Operation Officer

Zhu Lian(1)(2)(3)	52	Director

Chen Xuefeng(1)(2)(3)	46	Director

Lian Renguang	45	Director

Cheng Guanghui(1)(2)(3)	65	Director

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

Wang Jianjun has served as Vice President since November of 2001. Prior to assuming his Vice President duties with Telestone, from 1997 to 2001, Mr. Wang was a Technology Representative for LPG Allgon Co. in its Beijing Office. Mr. Wang holds a Bachelor’s degree in Communication Engineering and a Masters degree in Communication and Electronic Systems, both from Xidian University of Electronic Science & Technology.

Yu Yongjing has served as Chief Operating Officer since July, 2007. From 2004 to 2007, Mr. Yu was the General Manager of Shandong Guolian Telecommunication Technology Limited Company ("Shandong Guolian"). From 1994 to 2003, Mr. Yu managed the Engineering department of Japan Daimei Telecommunication Corporation. Mr. Yu earned a Bachelor's degree in Telecommunication Engineering from Nanjing University of Post and Telecommunication.

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

To the best of our knowledge, during the fiscal year ended December 31, 2008, all required forms have been timely filed.

Meetings and Certain Committees of the Board

The Board of Directors held 7 meetings during the fiscal year ended December 31, 2008. All current directors attended at least 75% of the meetings of the Board of Directors and Board Committees of which they are members. We have an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

AUDIT COMMITTEE. The Audit Committee is currently comprised of Zhu Lian, Chen Xuefeng and Cheng Guanghui, each of whom are “independent” as defined by the Nasdaq Stock Exchange listing standards. Zhu Lian is the designated financial expert. The Audit Committee is directly responsible for the appointment, retention, compensation and oversight of the work of any registered public accounting firm employed by the Company (including resolution of disagreements between management and the accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work or performing other audit, review or other services. Any such registered public accounting firm must report directly to the Audit Committee. The Audit Committee has the ultimate authority and responsibility to evaluate and, where appropriate, replace the registered public accounting firm. The Audit Committee met one time during the fiscal year ended December 31, 2008 and 100% members of the Committee attended the meeting.

COMPENSATION COMMITTEE. The Compensation Committee is responsible for the administration of all salary, bonus and incentive compensation plans for our officers and key employees. The members of the Compensation Committee are Chen Xuefeng, Zhu Lian and Cheng Guanghui, all of whom are “independent” directors as defined by the Nasdaq Stock Exchange listing standards. The Compensation Committee held one meeting during the year ended December 31, 2008 and 100% members attended the meeting.

NOMINATING AND CORPORATE GOVERNANCE COMMITTEE. The Nominating and Corporate Governance Committee is responsible for preparing a list of candidates to fill the expiring terms of directors serving on our Board of Directors. The committee submits the list of candidates to the Board of Directors who determines which candidates will be nominated to serve on the Board of Directors. The names of nominees are then submitted for election at our Annual Meeting of Stockholders. The committee also submits to the entire Board of Directors, a list of nominees to fill any interim vacancies on the Board of Directors resulting from the departure of a member of the Board of Directors for any reason prior to the expiration of his term. In recommending nominees to the Board of Directors, the committee keeps in mind the functions of this body. The committee considers various criteria, including the ability of the individual to meet the Nasdaq Stock Market “independence” requirements, general business experience, general financial experience, knowledge of the Company’s industry (including past industry experience), education, and demonstrated character and judgment. The committee will consider director nominees recommended by a stockholder if the stockholder mails timely notice to the Secretary of the Company at its principal offices, which notice includes (i) the name, age and business address of such nominee, (ii) the principal occupation of such nominee, (iii) a brief statement as to such nominee’s qualifications, (iv) a statement that such nominee consents to his or her nomination and will serve as a director if elected, (v) whether such nominee meets the definition of an “independent” director under the rules of the Nasdaq Stock Market listing standards and (vi) the name, address, class and number of shares of capital stock of the Company held by the nominating stockholder. Any person nominated by a stockholder for election to the Board of Directors will be evaluated based on the same criteria as all other nominees. The committee also oversees our adherence to our corporate governance standards. The members of the committee are Chen Xuefeng, Zhu Lian and Cheng Guanghui. The committee held one meeting during the fiscal year ended December 31, 2008 and 100% members attended the meeting.

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

Compensation of Directors

The independent directors were separately compensated for their services in the amount of $5,000 except Zhu Lian who was paid $10,000 during the year ended December 31, 2008.

ITEM 11.	EXECUTIVE COMPENSATION.

The Company had no officers or directors whose total annual salary and bonus during each of 2008 and 2007 exceeded $100,000. Mr. Han, our Chief Executive Officer and Principal Executive Officer, earned a salary and bonus of $50,000 and $30,000, during the fiscal years ended December 31, 2008 and 2007, respectively.

Summary Compensation Table

Name and Principal Underlying Positions	Year	Salary	Bonus	Option Awards	Stock Awards	All Other Compensation	Total
Han Daqing - President & CEO	2007	$50,000	$30,000	—	—	—	$80,000
	2008	$50,000	$30,000				$80,000

Liu Dongping - Chief Financial Officer	2007	$25,000	$10,000	—		—	$35,000
	2008	$25,000	$10,000				$35,000

Wang Jianjun - Vice President	2007	$30,000	$10,000	—	—	—	$40,000
	2008	$30,000	$10,000				$40,000

Outstanding Equity Awards at Fiscal Year-End

On June 27, 2005, a Stock Option Plan (the “Plan”) was approved at our 2005 Annual Meeting of Stockholders. The purpose of the Plan is to promote the growth and general prosperity of the Company by permitting the Company to grant options to purchase common stock and restricted stock of the Company to key employees, independent directors, and advisors. The Plan is designed to help the Company and its subsidiaries and affiliates attract and retain superior personnel for positions of substantial responsibility and to provide key employees, independent directors, and advisors with an additional incentive to contribute to the success of the Company. As of December 31, 2008, there were no outstanding equity awards to the named executive officers requiring tabular disclosure under this Item.

Director Compensation Table

DIRECTOR COMPENSATION FOR 2008

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Zhu Lian	$10,000						$10,000
Chen Xuefeng	$5,000						$5,000
Cheng Guanghui[1]	$5,000						$5,000
Lian Renguang[1]	$5,000						$5,000

1 Lian Renguang and Cheng Guanghui have been members of the Board since September 21, 2007.

Our director compensation consists of cash only. Each director was paid an annual retainer of $5,000. An additional $5,000 was paid to Mr. Zhu Lian who is also the chairman of the Audit Committee.

Retirement, Post-Termination and Change in Control

We have no retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, nor do we have post-termination or change in control arrangements with directors, officer or other employees, but our Board of Directors may recommend adoption of one or more such programs in the future.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 25, 2009 relating to the beneficial ownership (as defined by the rules of the SEC) of shares of common stock by (i) each person who owns beneficially more than 5% of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our executive officers as of March 25, 2009, and (iv) all of our executive officers and directors as a group.

	Amount and Nature of Beneficial Ownership(1)
Name of Beneficial Owner	Number of Shares (2)	Percent of Voting Stock (3)
Han Daqing	3,230,000	31.04%
Lian Renguang	400,000	3.84%
Liu Dongping	0	*
Wang Jianjun	328,000	3.15%
Yu Yongjing	80,000	0.77%
Zhu Lian	0	*
Chen Xuefeng	0	*
Cheng Guanghui	0	*
Directors and executive officers as a group (8 persons)	4,038,000	38.81%

* Less than 1%

(1)
As of March 25, 2009, there were 10,404,550 shares of common stock outstanding. Each person named above has sole investment and voting power with respect to all shares of the common stock shown as beneficially owned by the person, except as otherwise indicated below.

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

(3)
In determining the percent of common stock owned by a person (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 10,404,550 shares of common stock outstanding as of March 25, 2009 and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

(4)	The address for the owners and management is : Floor 6, Saiou Plaza, No. 5 Haiying Road, Fengtai TechnologyPark, Beijing, China 100070

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Mazars, Certified Public Accountants, has audited our financial statements annually since the 2005 fiscal year. All of the services described below were approved by our Audit Committee prior to rendering of services by our independent accountant The Audit Committee has determined that the payments made to our independent accountant for these services are compatible with maintaining such auditor's independence.

Audit Fees. The aggregate fees billed by Mazars, Certified Public Accountants for professional services rendered for the audit of the Company’s financial statements for the fiscal year ended December 31, 2007 was $78,000 and for fiscal year ended December 31, 2008 was $ 81,000.

Audit-Related Fees. There were no fees for assurance and related services by Mazars, Certified Public Accountants for the fiscal years ended December 31, 2007 and 2008.

Tax Fees. There were no fees for tax compliance, tax advice or tax planning services by Mazars, Certified Public Accountants for the fiscal years ended December 31, 2007 and December 31, 2008.

All Other Fees. There were no other fees for either audit-related or non-audit services billed by Mazars, Certified Public Accountants for the fiscal years ended December 31, 2007 and December 31, 2008.

ITEM 15.	EXHIBITS

Statements filed as part of this Report:

Exhibits

The following documents are filed as exhibits herewith or incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibit
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

10.3	Milestone Capital, Inc. Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-KSB for the year ended December 31, 2001).

Exhibit Number	Description of Exhibit

14.1	Code of Ethics, dated December 2004 (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-KSB for the year ended December 31, 2004).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Form 10-KSB/A for the year ended December 31, 2007 filed on October 21, 2008).

*31.1	Statement of Chief Executive Officer Furnished Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.

*31.2	Statement of Chief Financial Officer Furnished Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.

*32.1	Statement of Chief Executive Officer Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.

*32.2	Statement of Chief Financial Officer Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.

*Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELESTONE TECHNOLOGIES CORPORATION

Date: March 31, 2009
	By:	/s/ Han Daqing
Han Daqing
Director, Chief Executive Officer, President and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Han Daqing	Chief Executive Officer	March 31, 2009
Han Daqing	(Principal Executive Officer)

/s/ Liu Dongping	Chief Financial Officer	March 31, 2009
Liu Dongping	(Principal Financial and Accounting Officer)

/s/ Chen Xuefeng	Director,	March 31, 2009
Chen Xuefeng

/s/ Zhu Lian	Director	March 31, 2009
Zhu Lian

/s/ Cheng Guanghui	Director	March 31, 2009
Cheng Guanghui

/s/ Lian Renguang	Director	March 31, 2009
Lian Renguang