Form 10-Q
period 2009-03-31
TELESTONE TECHNOLOGIES CORP
filed 2009-05-15
CIK 817129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

 As of May 14, 2009, 10,404,550 shares of the Issuer’s $.001 par value common stock were outstanding.

TELESTONE TECHNOLOGIES CORPORATION

INDEX

ITEM 1. FINANCIAL STATEMENTS

Telestone Technologies Corporation

Condensed Consolidated Statements of Operations and Other Comprehensive Income
For the 3 months ended March 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

		(Unaudited)
		Three months ended March 31,
		2009	2008
	Note	US$’000	US$’000
Operating revenues:
Net sales of equipment		3,263	3,930
Service income		4,633	2,559

Total operating revenues		7,896	6,489

Cost of operating revenues:
Cost of net sales		1,898	2,100
Cost of service		1,298	1,235

Total cost of operating revenues		3,196	3,335

Gross income		4,700	3,154

Operating expenses:
Sales and marketing		2,181	1,515
General and administrative		843	674
Research and development		136	130
Depreciation and amortization		90	77

Total operating expenses		3,250	2,396

Operating income		1,450	758
Interest expense		(41)	(36)
Other income, net		267	318

Income before income taxes		1,676	1,040
Income taxes	4	(529)	(203)

Net income		1,147	837

Other comprehensive income
Foreign currency translation adjustment		245	1,460

Comprehensive income		1,392	2,297

Earnings per share:	3

Weighted average number of common stock outstanding
Basic		10,404,550	10,404,550
Dilutive effect of warrants		-	81,366

Diluted		10,404,550	10,485,916

Net income per share of common stock
Basic and diluted (US$)		0.11	0.08

The accompanying notes are an integral part of these condensed consolidated financial statements.

Telestone Technologies Corporation

Condensed Consolidated Balance Sheets
As of March 31, 2009 and December 31, 2008

(Dollars in thousands except share data and per share amounts)

		(Unaudited) As of March 31,	As of December 31,
		2009	2008
	Note	US$’000	US$’000
ASSETS

Current assets:
Cash and cash equivalents		4,636	7,866
Accounts receivable, net of allowance	6	68,002	62,136
Due from related parties	13	2,004	1,826
Inventories	10	10,313	7,843
Prepayment		1,484	2,347
Other current assets		1,327	1,352

Total current assets		87,766	83,370

Goodwill	7	3,119	3,119
Property, plant and equipment, net	8	1,174	1,050

		4,293	4,169

Total assets		92,059	87,539

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term bank loans	9, 13	1,758	2,918
Accounts payable – Trade		14,685	11,776
Customer deposits for sales of equipment		777	739
Due to related parties	13	1,711	1,673
Taxes payable		7,623	6,805
Accrued expenses and other accrued liabilities		11,682	11,197

Total current liabilities		38,236	35,108

Commitments and contingencies	14	-	-

Stockholders’ equity:
Preferred stock, US$0.001 par value, 10,000,000 shares authorized, no shares issued		-	-
Common stock and paid-in-capital, US$0.001 par value:
Authorized - 100,000,000 shares as of March 31, 2009 and December 31, 2008		-	-
Issued and outstanding - 10,404,550 shares as of March 31, 2009 and December 31, 2008	12	11	11
Additional paid-in capital		18,989	18,989
Dedicated reserves		3,978	3,787
Other comprehensive income		5,818	5,573
Retained earnings		25,027	24,071

Total stockholders’ equity		53,823	52,431

Total liabilities and stockholders’ equity		92,059	87,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

Telestone Technologies Corporation

Condensed Consolidated Statements of Changes in Stockholders' Equity
For the 3 months ended March 31, 2009

(Dollars in thousands except share data and per share amounts)

	Common stock issued
	Number of shares	Amount	Additional paid-in capital	Dedicated reserves	Other compre- hensive income	Retained earnings	Total
		US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Balance at January 1, 2008	10,404,550	11	18,989	3,199	3,017	17,610	42,826
Net income	-	-	-	-	-	7,049	7,049
Foreign currency translation adjustment	-	-	-	-	2,556	-	2,556
Transfer to dedicated reserves	-	-	-	588	-	(588)	-

Balance at December 31, 2008	10,404,550	11	18,989	3,787	5,573	24,071	52,431

Balance at January 1, 2009
Net income	-	-	-	-	-	1,147	1,147
Foreign currency translation adjustment	-	-	-	-	245	-	245
Transfer to dedicated reserves	-	-	-	191	-	(191)	-

Balance at March 31, 2009 (unaudited)	10,404,550	11	18,989	3,978	5,818	25,027	53,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

Telestone Technologies Corporation

Condensed Consolidated Statements of Cash Flows
For the 3 months ended March 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

	(Unaudited)
	Three months ended March 31,
	2009	2008
	US$’000	US$’000
Cash flows from operating activities
Net income	1,147	837
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	90	77
Allowance for doubtful accounts	307	74

Changes in assets and liabilities:
Accounts receivable	(5,917)	(1,811)
Due from related parties	(170)	-
Inventories	(2,438)	858
Prepayment	873	(166)
Other current assets	30	(39)
Accounts payable	2,860	129
Customer deposits for sales of equipment	35	109
Due to related parties	31	(7)
Taxes payable	789	198
Accrued expenses and other accrued liabilities	440	(683)

Net cash used in operating activities	(1,923)	(424)

Cash flows from investing activities
Purchase of property, plant and equipment	(203)	(28)

Net cash used in investing activities	(203)	(28)

Cash flows from financing activities
Repayment of short-term bank loans	(1,172)	-
Repayment of long-term loan	-	(7)

Net cash used in financing activities	(1,172)	(7)

Net decrease in cash and cash equivalents	(3,298)	(459)

Cash and cash equivalents, beginning of the period	7,866	5,473
Effect on exchange rate changes	68	(96)

Cash and cash equivalents, end of the period	4,636	4,918

Supplemental disclosure of cash flows information
Interest received	7	10
Interest paid	(32)	(36)
Tax paid	(1)	(5)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements
For the 3 months ended March 31, 2009 and 2008

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

Beijing Telestone Wireless Telecommunication Company Limited (“BTWTC”)(note), a company established in Beijing, the PRC with tenure of 20 years from June 17, 2005 to June 16, 2025 for provision of wireless telecommunication networking and system integration services, is owned by two stockholders of TSTC, Mr. Han Daqing and Mr. Luo Zhengbin, both are also directors of TSTC. A declaration of trust was signed between the two stockholders and directors of TSTC and Beijing Telestone on June 12, 2005 that BTWTC is held by the two stockholders and directors of TSTC on behalf of Beijing Telestone which is the beneficial owner of BTWTC. Beijing Telestone does not own any direct ownership interests in BTWTC because Beijing Telestone is considered as a foreign entity under the PRC laws. Due to the restrictions on foreign ownership to provide and engage in certain wireless telecommunication services in the PRC, Beijing Telestone, through loans to the two stockholders and directors of TSTC, established BTWTC with a view to conduct such operations without violating the relevant PRC rules and regulations as such BTWTC is not considered as a foreign entity. Pursuant to the declaration of trust as described above, Beijing Telestone generally has economic control over BTWTC and is considered as the primary beneficiary of BTWTC. In light of the above, BTWTC is considered as a variable interest entity (“VIE”) of Beijing Telestone and the financial statements of BTWTC are consolidated into the financial statements of Beijing Telestone for all periods presented in accordance with the FIN 46(R), “Consolidation of Variable Interest Entities”.

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
For the 3 months ended March 31, 2009 and 2008

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

2.           PREPARATION OF INTERIM FINANCIAL STATEMENTS

Basis of presentations
The accompanying unaudited condensed consolidated financial statements as of March 31, 2009, have been prepared based upon Securities and Exchange Commission ("SEC") rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2009 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("USA") have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form-10K for the year ended December 31, 2008 filed on March 31, 2009. The results of operations for the three-month periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results to be expected for the full year.

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

3.           EARNINGS PER SHARE

The Company reports earnings per share in accordance with the provisions of SFAS 128, “Earnings Per Share”. SFAS 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.

Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding during each period.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements
For the 3 months ended March 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

3.           EARNINGS PER SHARE (CONTINUED)

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

The Company’s income is principally generated in the PRC by Beijing Telestone, BTWTC, BTCTC, Guolian and Pan-pacific. Except for income from Beijing Telestone which was still subject to the PRC concessionary income tax rate of 24% in fiscal year 2008, all income of the Company had been taxed by the unified income tax rate of 25% since January 1, 2008 by virtue of the New Enterprise Income Tax Law (“NEITL”) of the PRC issued on March 16, 2007.

The NEITL had unified the enterprise income tax as three applicable rates as follows:

Unified EIT rate effective January 1, 2008	25%
Small scale / low profit enterprises	20%
High / new technology enterprises	15%

Beijing Telestone has been registering as a high / new technology enterprise (“Hi-tech enterprise”) under the NEITL in 2009 while the examination of qualifying as a Hi-tech enterprise has still been undergoing by the local tax bureau as of the date of these financial statements.

All income of the Company generated during the 3 months ended March 31, 2009 is subject to the unified income tax rate of 25%

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements
For the 3 months ended March 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

4.           INCOME TAXES (CONTINUED)

Income tax expenses have been provided at the following rates on the respective subsidiaries’ estimated assessable incomes arising from PRC during the periods presented.
	(Unaudited) Three months ended March 31,
	2009	2008
	%	%

Beijing Telestone	25	24
BTWTC	25	25
BTCTC	25	25
Guolian	25	25
Pan-pacific	25	25

(a)	Income tax expenses comprised the following:
	(Unaudited) Three months ended March 31,
	2009	2008
	US$’000	US$’000
Current tax
United States	-	-
PRC	529	203

	529	203

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

By adoption of FIN 48, the Company has analyzed its filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns. As of March 31, 2009 and December 31, 2008, the Company has identified the jurisdictions in the United States and PRC as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements.  Based on a review of tax positions for all open years, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48 during the three months ended March 31, 2009 and during the year ended December 31, 2008, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within twelve months.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements
For the 3 months ended March 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

4.           INCOME TAXES (CONTINUED)

(a)	Income tax expenses (Continued)

As of March 31, 2009 and December 31, 2008, the Company had no unrecognized tax benefits or accruals for the potential payment or interest and penalties. The Company’s policy is to record interest and penalties in this connection as a component of the provision for income tax expense. For the three-month periods ended March 31, 2009 and 2008, no interest or penalties were recorded.

(b)	Reconciliation from the expected statutory tax rate in PRC of 25% (2008:25%) is as follows:

	(Unaudited) Three months ended March 31,
	2009	2008
	%	%

Statutory rate – PRC	25.0	25.0
Difference in tax rate of a subsidiary of the Company	-	(0.6)
Tax exemption	-	(12.9)
Non-deductible items	7.4	9.3
Others	(0.8)	(1.3)

Effective tax rate	31.6	19.5

5.           OPERATING RISK

(a)	Concentration of major customers and suppliers
	(Unaudited) Three months ended March 31,
	2009	2008
	US$’000	US$’000
Major customers with revenues of more than 10% of the Company’s total revenues
Sales to major customers	7,447	5,448
Percentage of sales	94%	84%
Number	3	2

Major suppliers with purchases of more than 10% of the Company’s purchases
Purchases from major suppliers	1,073	8,064
Percentage of purchases	25%	93%
Number	2	3

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements
For the 3 months ended March 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

5.           OPERATING RISK (CONTINUED)

(a)	Concentration of major customers and suppliers (Continued)

Accounts receivable related to the Company’s major customers comprised 99% and 96% of all accounts receivables as of March 31, 2009 and December 31, 2008 respectively.

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

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements
For the 3 months ended March 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

6.           ACCOUNTS RECEIVABLE
	(Unaudited) As of March 31, 2009	As of December 31, 2008
	US$’000	US$’000

Completed contracts	67,437	65,454
Retentions	6,648	2,458

	74,085	67,912
Allowance for doubtful accounts	(6,083)	(5,776)

	68,002	62,136

Of the retentions balance as of March 31, 2009 and December 31, 2008, approximately US$2,770 and US$368 respectively are expected to be collected after one year.

7.           GOODWILL

Goodwill acquired in connection with the acquisition of Guolian and Pan-pacific by BTWTC on July 5, 2007 represented the excess of the purchase cost over the fair value of identifiable net assets acquired at acquisition date. Goodwill is tested at least annually for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

8.           PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are summarized as follows:
	Estimated useful life	(Unaudited) As of March 31, 2009	As of December 31, 2008
	(in years)	US$’000	US$’000

Buildings	30	311	311
Leasehold improvement	5	86	86
Plant and machinery	5	650	599
Office equipment	5	1,016	934
Motor vehicles	5	622	500

		2,685	2,430
Accumulated depreciation		(1,511)	(1,380)

		1,174	1,050

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements
For the 3 months ended March 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

9.           SHORT-TERM BANK LOANS

All bank loans are secured by guarantees provided by a director, Mr. Han Daqing and an independent guaranty company.  The bank loans are charged at interest rate of 7.47% per annum and wholly repayable within one year.

10.           INVENTORIES

Inventories consisted of the followings:
	(Unaudited) As of March 31, 2009	As of December 31, 2008
	US$’000	US$’000

Raw materials	-	5
Finished goods	10,313	7,838

	10,313	7,843

11.           SEGMENT INFORMATION

During the period ended March 31, 2009 and the year ended December 31, 2008, all revenues of the Company are from its network installation and optimization services and trading of wireless telecommunication products.  No financial information by business segment is presented.

As the Company operates mainly in the PRC and over 98% of its revenue and operating profit are from the PRC, no geographical analysis is presented.

12.	COMMON STOCK

As of March 31, 2009 and December 31, 2008, the authorized capital of TSTC is 110,000,000 shares within which 100,000,000 being shares of common stock with a par value of $0.001, and 10,000,000 being shares of preferred stock with a par value of $0.001.

TSTC had 10,404,550 shares of outstanding common stock and 192,403 outstanding warrants as of March 31, 2009 and December 31, 2008.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements
For the 3 months ended March 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

13.           RELATED PARTY TRANSACTIONS

Summary of related party transactions
	Note	(Unaudited) As of March 31, 2009	As of December 31, 2008
		US$’000	US$’000
Due from related parties
Employees	a	572	430
Ex-stockholders of SMI/Guolian	b	1,432	1,396

		2,004	1,826

Due to related parties
Directors	a	201	200
Ex-stockholders of Beijing Telestone/Guolian	b	1,510	1,473

		1,711	1,673

Guarantor of short term loan
A director	9	1,758	2,918

Note:

(a)	The amounts due from employees and due to directors represent unsecured advances made to those parties from time to time. These amounts are interest free and repayable on demand.

(b)
Included in the amounts due to ex-stockholders of Beijing Telestone, US$1,287 represented the consideration arising from the consummation of the business combination. The ex-stockholders of SMI had represented that they had fully settled the amount with the ex-stockholders of Beijing Telestone and also undertaken to fully indemnify SMI against any claims from the ex-stockholders of Beijing Telestone (the “Undertaking”). However, an ex-stockholder of Beijing Telestone has initiated lawsuit against SMI alleging that the consideration amount has not been settled. The court hearing commenced on May 10, 2007 and finalized on December 19, 2007. Verdict has been issued by the Second Intermediate People’s Court of Beijing (“北京市第二中級人民法院”) and announced that SMI and Beijing Telestone are not required to compensate for the ex-stockholder of SMI.  On 23 October 23, 2008, another verdict was issued by the High People’s Court of Beijing (“北京市高級人民法院”) to announce that the verdict from Second Intermediate People’s Court of Beijing was kept and SMI was not require to compensate for the ex-shareholder.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements
For the 3 months ended March 31, 2009 and 2008

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

No options have been granted to any parties during the three-month periods ended March 31, 2009 and 2008 and as of the date of these financial statements.

16.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (SFAS No. 162), The Hierarchy of Generally Accepted Accounting Principles. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for non-governmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. This statement does not change the Company’s current accounting practices.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements
For the 3 months ended March 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

16.	RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED )

In May 2008, the FASB issued SFAS 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60 to require that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation and clarify how Statement 60 applies to financial guarantee insurance contracts. This FAS 163 is effective for financial statements issued after December 15, 2008. The adoption of this Statement did not have any impacts on the Company’s financial position or results of operations because the Company did not have such financial contracts.

In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FSP clarified that unvested share-based payment awards that contain non-forfeitable rights to distributions or distribution equivalents, whether paid or unpaid, are participating securities as defined in Statement of Financial Accounting Standard (“SFAS”) No. 128, Earnings Per Share and are to be included in the computation of earnings per unit pursuant to the two-class method of calculating earnings per unit as described in SFAS No. 128. This FSP is effective for financial statements issued after December 15, 2008. The adoption of this FSP did not have any impacts on the Company’s financial position or results of operations because the Company did not have such share-based payment.

In September 2008, the FASB issued for comment revisions to SFAS No. 140 and FASB Interpretation No. 46, as revised (“FIN 46R”), “Consolidation of Variable Interest Entities”. The changes proposed include a removal of the scope exemption from FIN 46R for QSPEs, a revision of the current risks and rewards-based FIN 46R consolidation model to a qualitative model based on control and a requirement that consolidation of VIEs be re-evaluated on an ongoing basis. Although the revised standards have not yet been finalized, these changes may have a significant impact on the Company’s consolidated financial statements as the Company may be required to deconsolidate certain assets and liabilities due to the ongoing evaluation of its primary beneficiary status. In addition, the Company may also be required to consolidate other VIEs that are not currently consolidated based an analysis under the current FIN 46R consolidation model. The proposed revisions would be effective, if approved, for fiscal years that begin after November 15, 2009. The Company is currently evaluating the impact of the adoption of this proposed revision on its consolidated financial statements.

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

Condensed Consolidated Financial Statements

Telestone Technologies Corporation

Three months ended March 31, 2009 and 2008

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

Since the establishment of Telestone in 1997, we have gradually developed business relationships with China’s dominant telecommunication groups: China Mobile Group (“China Mobile”), China Unicom Group (“China Unicom”), China Telecom Group (“China Telecom”) and China Netcom Group (“China Netcom”).  Due to the reconstruction of the Chinese telecom industry, China Netcom was acquired by China Unicom on October 15, 2008. As a result, there was no corresponding sales revenue from China Netcom in the current period. We have combined the revenue of China Unicom and China Netcom in this report.

During the three months ended March 31, 2009 we improved our business relationships with our wireless system equipment vendors within China. We have been exploring the wireless system equipment industry over the past year and have continued to expand our business into overseas markets as well. So far, our marketing effort has been expanded to twenty eight (28) countries in the world, including the U.S., Vietnam, Mexico, Brazil, Russia, India, The Philippines, Thailand, Ireland, Ecuador, Mongolia, South Africa, Turkey, Indonesia and New Zealand. Expansion outside of China is a relatively new strategy for Telestone. The Company is pleased with the initial results and believes that the quality of the products and services will allow Telestone to be increasingly competitive internationally.

Our major achievements during the three months ended March 31, 2009 are summarized as follows:

First, we standardized our internal code of standard parts of products and issued our product list for our proprietary WFDSTM products launched in 2008 for customers. In total, 43 products are categorized within three categories, namely: main equipment, extension equipment and remote equipment.

Second, we have entered into a strategic cooperation with Huawei Technologies Corp., which we believe formed a solid foundation for future market expansion.

Third, in February 2009, the Company started to declare our independent innovative products to the Beijing municipal government’s panel of experts in order to win listing on the third edition of the independent innovative products catalog. The catalog is the chosen list for government procurement organized by the municipal government of Beijing, including 107 independent innovative products.  Six of our independent innovative products are currently selected. Selection to the catalog would increase future cooperation with the Chinese government and our market share.

In addition, a RMB 45,000,000 (about $6,592,500) bank credit facility was approved for the Company, which will increase liquidity and facilitate business expansion opportunities.

Business Strategy

In order to maintain our position as one of the leading companies in the PRC’s wireless coverage solutions sector, and expand and diversify our revenue, we have adopted a three-pronged strategy to achieve our goals:

1. We plan to continue to invest in research and development for our key technologies and our products to enhance our leading position in wireless coverage technology and take full advantage of the PRC’s investment in the 3G networks. We have dedicated research and development to wireless coverage solutions for the continued development of our business. Our proprietary WFDSTM product is one of the leading indoor wireless coverage products in China. Compared with other traditional wireless distribution systems, the WFDSTM system has many advantages. First, WFDSTM adopts fiber to transport signals. Based on the low signal loss characteristic of fiber, through which signals can transmit long distances, the main unit (MU) can be placed closer to the signal source and the remote unit (RU) can be placed closer to subscribers.  Therefore, a micro power signal source can be used, which reduces interference and noise, purifies the electromagnetic environment, and expands the coverage area. Second, due to the input port of the MU connecting to the signal combiner, WFDSTM systems can support multiple signals access and network integration. WFDSTM provides all communication services access in 500kHz~3GHz broadband bandwidth for subscribers. Third, due to the fact that each node of the system has the same bandwidth and flow characteristics, WFDSTM provides the same communication services for every subscriber. WFDSTM systems are also convenient and flexible for implementing expansion and upgrading of the systems with minimum cost.

2. In the domestic market, we intend to maintain strong relationships with Chinese mobile carriers and potentially make selective acquisitions in major provincial markets where we do not have leading market share. Our potential targets are companies that enjoy a leading market position and have strong business networks in their provincial markets, that have strong production capabilities and that own applicable value-added products whose customer premises network platform adapts to WFDS. We believe that we will further our penetration of provincial markets and raise our overall market share through selective acquisitions and the promotion of new solutions.

3. We plan to also focus on increasing our presence in markets outside of the PRC. We will continue to strengthen our presence overseas by leveraging our expertise and leading wireless coverage products and solutions. In the United States, we plan to seek cooperation with peers that have strong research and development ability, and develop technology and products that fit the market of the U.S. In addition, we will also find partners within the integration business and sell our products, as our products have a significant cost advantage. In developing countries, we only seek cooperation with local integration partners to deliver our wireless coverage solution technologies, with whom we then work to set up our local products distribution channels.

BUSINESS OUTLOOK

We believe the fact that the Chinese telecom restructuring and the issuance of 3G licenses in China with an investment in the construction of the 3G system of approximately $ 60 billion over the next three years, an average of approximately $20 billion per year, presents an excellent opportunity for our business development. With our advanced technologies, close relationships with the telecom operators in China and strong management team, we believe that we will continue to demonstrate increasingly impressive growth in the future.

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 reflect the judgments and estimates used in preparation of our financial statements. We believe there have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2009 compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.

BUSINESS OVERVIEW

The following is a chart summarizing our results of operations for the three months ended March 31, 2009 and 2008:

	2009 Q1		2008 Q1		Comparisons
Item	$'000	% of revenue	$'000	% of revenue	$'000%
Revenue	7,896		6,489		1,407	21.68%
Cost of equipment and services	3,196	40.48%	3,335	51.39%	-139	-4.17%
Gross profit	4,700	59.52%	3,154	48.61%	1,546	49.02%
Sales and marketing expenses	2,181	27.62%	1,515	23.35%	666	43.96%
General and administrative	843	10.68%	674	10.39%	169	25.07%
Research and development	136	1.72%	130	2.00%	6	4.62%
Depreciation and Amortization	90	1.14%	77	1.19%	13	16.88%
Interest expenses	41	0.52%	36	0.55%	5	13.89%
Other income	267	3.38%	318	4.90%	-51	-16.04%
Income before tax	1,676	21.23%	1,040	16.03%	636	61.15%
Income tax	529	6.70%	203	3.13%	326	160.59%
Net income	1,147	14.53%	837	12.90%	310	37.04%

Our revenues for the three months ended March 31, 2009 were derived from system integration services to domestic telecom carriers, direct product sales to system integration providers and direct product sales to overseas markets. Our operating revenues are composed of sales of wireless equipment and service income that includes system integration, engineering services, technical support, wireless network optimization and network maintenance.

Our revenues for the three months ended March 31, 2009 was $7,896,000, increasing by $1,407,000, or 21.68%, as compared to the same period of the previous year. The main reason of revenues increase is the increase in the number of construction projects from our major customers with 3G launching projects in 55 cities in China on May 17, 2009, which was known as “world telecommunication day” in China.  Meanwhile, additional efforts were made on marketing to gain market share.

Along with our research and development capabilities in developing new products, we have also implemented a series of cost control measures, including implementing price control, optimizing our supply chains, and decreasing the use of raw materials, which we expect will reduce costs and improve our gross profit margin.

RESULTS OF OPERATION

Revenue

For the three months ended March 31, 2009, our revenues were $7,896,000, representing an increase of 21.68% as compared to the same period in 2008. The main reason for the increase in our revenues is the increase in the amount of construction projects from our major customers with 3G launching projects in 55 cities in China.

 Breakdown by Nature

Three months ended March 31, 2009 and 2008

	2009 Q1		2008 Q1		Growth
	$'000	% of revenue	$'000	% of revenue	$'000%
Product sales	3,263	41.32%	3,930	60.56%	-667	-16.97%
Service sales	4,633	58.68%	2,559	39.44%	2,074	81.05%
Total	7,896	100%	6,489	100%	1,407	21.68%

Our revenues were primarily derived from product sales and service sales.

 For the three months ended March 31, 2009, revenues generated from product sales were $3,263,000, which represented a decrease of 16.97% as compared to the same period of 2008. The decreased products sales resulted from the reduction of purchasing prices offered by telecommunication carriers. The purchasing prices of main equipment were decreased by our major customers.  For the three months ended March 31, 2009, revenues generated from service sales were $4,633,000, which represented an increase of 81.05% as compared to the same period of 2008.  The significant increase in service sales resulted from two main factors: the increasing quantity of integration services and the significant increase in service prices offered by our major customers according to their new policies on project management.

For the three months ended March 31, 2009, revenues generated from product sales accounted for 41.32% of total revenues, compared to 60.56% of total revenues in the same period of 2008. For the three months ended March 31, 2009, revenue generated from service sales accounted for 58.68% of total revenues, compared to 39.44% of total revenues in the same period of 2008.

Breakdown by Customers

Three months ended March 31, 2009 and 2008
	2009 Q1		2008 Q1		Growth
	$'000	% of revenue	$'000	% of revenue	$'000%
China Mobile	2,777	35.17%	2,667	41.10%	110	4.12%
China Unicom	3,183	40.31%	3,080	47.47%	103	3.34%
China Telecom	1,486	18.82%	132	2.03%	1,354	1,025.76%
Overseas	171	2.17%	169	2.60%	2	1.18%
Others	279	3.53%	441	6.80%	-162	-36.73%
Total	7,896	100%	6,489	100%	1,407	21.68%

Revenues from telecom carriers were our major source of revenues during the reporting period, and the majority of such revenues was generated from China Mobile and China Unicom. For the three months ended March 31, 2009, our revenue generated from China Mobile and China Unicom were $2,777,000 and $3,183, 000, respectively, representing percentages of total revenues of 35.17% and 40.31%, respectively.

Revenues from China Unicom for the three months ended March  31, 2009 were $3,183,000, representing an increase of $103,000 or 3.34%, as compared to the same period of 2008.

Revenues from China Mobile were $2,777,000 for the three months ended March 31, 2009, representing an increase of  4.12% as compared to the same period of 2008.

Revenues from China Telecom  increased to $1,486,000 for the three months ended March 31, 2009 from $132,000 for the same period of 2008, representing an increase of 1,025.76%. The significant increase was mainly due to the reconstruction of Chinese Telecom industry. China Telecom has taken over the C network previously held by China Unicom and has strengthened the construction of the C network this year, enhancing the C network’s domestic coverage. Thus, the revenues derived from the C network are now attributed to China Telecom rather than China Unicom.

For the three months ended March 31, 2009, our revenues generated from overseas were $171,000, representing a slight increase of 1.18% compared to the same period of 2008. Despite the decreasing purchasing power in the Commonwealth of Independent States and Southeast Asia due to the influence of the financial crisis, the revenues of the Company generated from overseas has slightly improved as we achieved successful development in South American markets. Revenues from Brazil, Argentina, Mexico, and Colombia have all increased. We plan to continue seeking new overseas markets in 2009.

For the three months ended March 31, 2009, the total sales to other customers were $279,000, as compared to $441,000 of the same period in 2008, representing a decrease of 36.73% for the same period of 2008.

Cost of Revenues

Three months ended March 31, 2009 and 2008

	2009 Q1		2008 Q1		Growth
Item	$'000	% of revenue	$'000	% of revenue	$'000%
Products sales cost	1,898	24.04%	2,100	32.36%	-202	-9.62%
Service cost	1,298	16.44%	1,235	19.03%	63	5.10%
Total	3,196	40.48%	3,335	51.39%	-139	-4.17%

  Costs of revenues include costs of product sales and costs of system integration service sales.

For the three months ended March 31, 2009, our total costs were $3,196,000, representing a decrease of 4.17% as compared to the same period of 2008. The decrease was caused by the decrease in product costs.

For the three months ended March 31, 2009, our costs of product sales were $1,898,000, representing a decrease of 9.62%, as compared to the same period of 2008. The decrease in product costs was mainly the result of reducing purchasing costs through large scale and centralized procurement.

For the three months ended March 31, 2009, our costs of service sales were $1,298,000, representing an increase of 5.10% as compared to the same period of 2008. The increased costs of service sales were primarily attributable to the rising cost of human resources and rising construction fees.

Gross Profit and Gross Profit Margin

For the three months ended March 31, 2009, our gross profit was $4,700,000 which represented an increase of 49.02 % as compared to the same period of 2008. Our gross profit margin for the three months ended March 31, 2009 was 59.52%, as compared to 48.61% for the same period of 2008.

Our gross profit increase during the reporting period is attributable to the same factors as those for the increases in integration service revenues described above.

Operating Expenses

Three months ended March 31, 2009 and 2008

	2009 Q1		2008 Q1		Comparisons
Item	$'000	% of revenue	$'000	% of revenue	$'000%
Sales and marketing expenses	2,181	27.62%	1,515	23.35%	666	43.96%
General and administrative expenses	843	10.68%	674	10.39%	169	25.07%
Research and development expenses	136	1.72%	130	2.00%	6	4.62%
Total	3,160	40.02%	2,319	35.74%	841	36.27%

Operating expenses mainly include sales and marketing expenses, general and administrative expenses and research and development expenses.

Sales and Marketing Expenses

Sales and marketing expenses include all related expenses and remunerations for sales personnel and travel expenses related to sales of products and market development.

For the three months ended March 31, 2009, sales and marketing expenses were $2,181,000, representing  27.62% of total revenues, as compared to $1,515,000 or 23.35% of total revenues for the same period of 2008.  Sales and marketing expenses for the three months ended March 31, 2009 increased by 43.96% as compared to the same period of 2008.  Based on the forecasting of future market growth, we increased sales and marketing expenses through the expansion of our marketing team by recruiting additional experienced sales persons.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for personnel, travel expenses, materials expenses related to ordinary administration, fees for professional services, and provisions for doubtful accounts.

For the three months ended March 31, 2009, general and administrative expenses were $843,000 representing 10.68% of total revenues, as compared to $674,000 or 10.39% of total revenues for the same period of 2008.  General and administrative expenses for the three months ended March 31, 2009 increased by 25.07% as compared to the same period of 2008.   In order to match long term and sustainable development, we increased the number of experienced management personnel.

Research & Development Expenses

Research and development expenses include remunerations for research and development staff, material expenses, travel expenses and expenses related to our facilities.

For the three months ended March 31, 2009, research and development expenses were $136,000, representing 1.72% of total revenues, as compared to $130,000 or 2.00% of total revenues, for the same period of 2008. Research and development expenses for the three months ended March 31, 2009 increased by 4.62% compared to the same period of 2008.

Net Income

Due to the increase of the gross profit, for the three months ended  March 31, 2009, our net income was $1,147,000, which represented an increase of 37.04% , as compared to the same period of 2008.

LIQUIDITY AND CAPITAL RESOURCES

We generally fund our operations from internally generated cash flow. As of March 31, 2009, we had current assets of $87,766,000. Current assets comprised of inventories of $10,313,000, accounts receivable of $68,002,000, prepayments, deposits and other receivables of $4,815,000, and cash and cash equivalents of $4,636,000. Current liabilities are comprised of accounts payable of $14,685,000, tax payables of $7,623, 000, a short-term bank loan of $1,758,000, and other payables and accruals of $14,170,000.

Our trading terms with our customers are mainly on credit. As of  March 31, 2009, our account receivable were $68,002, 000 compared to $62,136,000 as of December 31, 2008. The increase in accounts receivable is mainly due to the  steady growth in business expansion, postponement of project inspection and postponement of  payment by our customers due to their concentration in the 3G network construction. We expect that the collection of accounts receivables will be improved in the near future.

Although we experienced a longer accounts receivable turnover period, this is due to traditionally long payment periods from China’s state-controlled telecom carriers. Telestone continues to believe that all of our outstanding accounts receivables will be paid as the Company’s major customers, China Mobile and China Unicom, are state-owned and the Company has not experienced any significant debts in the past.
As of March 31, 2009, our inventories were $10,313, 000, as compared to $7,843,000 as of December 31, 2008, which represented an increase of 31.49%. The increase in our inventories was mainly attributable to meeting operational requirements under the current 3G trail launching period in the domestic market.

As of March 31, 2009, our cash and bank balances were mainly denominated in Renminbi (“RMB”) and United States dollars (“US$”) while our bank loans were mainly denominated in RMB. Our revenue and expenses, assets and liabilities are mainly denominated in RMB and US$. Recently, the exchange rate fluctuations in the PRC have led to an appreciation of RMB. This may result in certain exchange risks.

We have experienced negative cash flows from operating activities for the three month period ended March 31, 2009, which is due to extended accounts receivable turnover period and an increase in inventory, as mentioned above. A continuation of this situation could negatively impact our liquidity and in turn our overall results of operations. In order to address this issue, apart from the implementation of measures to reduce the turnover period, we are also exploring the possibility of obtaining third party financing or to raise additional capital through debt and equity financing. A RMB 45,000,000 (approximately $6,592,500) bank credit facility has been approved for the Company in the three month period ended March 31, 2009.

Our gearing ratio, calculated as total debt over total assets, was 41.53% as of March 31, 2009 and 40.11% as of December 31, 2008.

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

EMPLOYMENT AND REMUNERATIONS

We offer competitive remunerations to our employees based on industry standards as well as the employees’ and our performance.

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

During the quarter ended March 31, 2009, there were no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required.

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

TELESTONE TECHNOLOGIES CORPORATION

Date: May 15, 2009	By:	/s/ Han Daqing
Han Daqing, Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2009	By:	/s/ Hong Li
Hong Li, Chief Financial Officer
(Principal Financial Officer)