Form 10-Q
period 2009-06-30
TELESTONE TECHNOLOGIES CORP
filed 2009-08-13
CIK 817129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

 As of August 10, 2009, 10,404,550 shares of the Issuer’s $.001 par value common stock were outstanding.

TELESTONE TECHNOLOGIES CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Telestone Technologies Corporation

Condensed Consolidated Balance Sheets

 (Dollars in thousands except share data and per share amounts)

		(Unaudited) As of June 30,	As of December 31,
		2009	2008
	Note	US$’000	US$’000
ASSETS

Current assets:
Cash and cash equivalents		3,902	7,866
Accounts receivable, net of allowance		70,780	62,136
Due from related parties	8	1,428	1,826
Inventories	6	10,577	7,843
Prepayment		5,090	2,347
Other current assets		857	1,352

Total current assets		92,634	83,370

Goodwill		3,119	3,119
Property, equipments and software, net		1,178	1,050

		4,297	4,169

Total assets		96,931	87,539

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term bank loans	8,9	3,652	2,918
Accounts payable – Trade		19,101	11,776
Customer deposits for sales of equipment		908	739
Due to related parties	8	1,707	1,673
Taxes payable		5,483	6,805
Accrued expenses and other accrued liabilities		10,399	11,197

Total current liabilities		41,250	35,108

Commitments and contingencies	4	-	-

Stockholders’ equity:
Preferred stock, US$0.001 par value, 10,000,000 shares authorized, no shares issued		-	-
Common stock and paid-in-capital, US$0.001 par value:
Authorized - 100,000,000 shares as of June 30, 2009 and December 31, 2008		-	-
Issued and outstanding - 10,404,550 shares as of June 30, 2009 and December 31, 2008		11	11
Additional paid-in capital		18,989	18,989
Dedicated reserves		4,133	3,787
Other comprehensive income		5,704	5,573
Retained earnings		26,844	24,071

Total stockholders’ equity		55,681	52,431

Total liabilities and stockholders’ equity		96,931	87,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

Telestone Technologies Corporation

Condensed Consolidated Statements of Operations and Other Comprehensive Income
(Unaudited)

 (Dollars in thousands except share data and per share amounts)

		Three months ended June 30,		Six months ended June 30,
		2009	2008	2009	2008
	Note	US$’000	US$’000	US$’000	US$’000
Operating revenues:
Net sales of equipment		7,142	2,385	10,405	6,315
Service income		4,988	3,663	9,621	6,222

Total operating revenues		12,130	6,048	20,026	12,537

Cost of operating revenues:
Cost of net sales		(4,741)	(1,427)	(6,639)	(3,530)
Cost of service		(2,382)	(1,170)	(3,680)	(2,402)

Total cost of operating revenues		(7,123)	(2,597)	(10,319)	(5,932)

Gross income		5,007	3,451	9,707	6,605

Operating expenses:
Sales and marketing		1,847	1,083	4,028	2,598
General and administrative		478	580	1,321	1,253
Research and development		193	123	329	253
Depreciation and amortization		84	84	174	161

Total operating expenses		2,602	1,870	5,852	4,265

Operating income		2,405	1,581	3,855	2,340
Interest expense		(89)	(107)	(130)	(143)
Other income, net		22	625	289	943

Income before income taxes		2,338	2,099	4,014	3,140
Income taxes	4	(366)	(319)	(895)	(522)

Net income		1,972	1,780	3,119	2,618

Other comprehensive income
Foreign currency translation adjustment		(114)	29	131	1,489
Comprehensive income		1,858	1,809	3,250	4,107

Earnings per share:	3
Weighted average number of common stock outstanding
Basic		10,404	10,404	10,404	10,404
Dilutive effect of warrants		-	62	-	72

Diluted		10,404	10,466	10,404	10,476

Net income per share of common stock
Basic and diluted (US$)		0.19	0.17	0.30	0.25

The accompanying notes are an integral part of these condensed consolidated financial statements.

Telestone Technologies Corporation

Condensed Consolidated Statement of Changes in Stockholders' Equity (Unaudited)

 (Dollars in thousands except share data and per share amounts)

	Common stock
	Number of shares	Amount	Additional paid-in capital	Dedicated reserves	Other compre- hensive income	Retained earnings	Total
		US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Balance at January 1, 2009	10,404,550	11	18,989	3,787	5,573	24,071	52,431

Net income	-	-	-	-	-	3,119	3,119
Foreign currency translation adjustment	-	-	-	-	131	-	131
Transfer to dedicated reserves	-	-	-	346	-	(346)	-

Balance at June 30, 2009	10,404,550	11	18,989	4,133	5,704	26,844	55,681

The accompanying notes are an integral part of these condensed consolidated financial statements.

Telestone Technologies Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

 (Dollars in thousands except share data and per share amounts)

	Six months ended June 30,
	2009	2008
	US$’000	US$’000
Cash flows from operating activities
Net income	3,119	2,618
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on disposal of property, plant and equipment	-	1
Depreciation and amortization	174	161
Allowance for doubtful accounts	283	200

Changes in assets and liabilities:
Accounts receivable	(8,644)	(5,216)
Due from related parties	398	34
Inventories	(2,734)	636
Prepayment	(2,743)	(397)
Other current assets	444	149
Accounts payable	7,325	383
Customer deposits for sales of equipment	169	530
Due to related parties	34	(579)
Taxes payable	(1,321)	491
Accrued expenses and other accrued liabilities	(798)	(340)

Net cash used in operating activities	(4,294)	(1,329)

Cash flows from investing activities
Purchase of property, plant and equipment	(371)	(27)
Proceeds from disposal of property, plant and equipment	-	23

Net cash used in investing activities	(371)	(4)

Cash flows from financing activities
Repayment of short-term bank loans	(2.918)	(16)
Proceeds from short-term bank loan	3,652	714

Net cash used in financing activities	734	698

Net decrease in cash and cash equivalents	(3,931)	(635)

Cash and cash equivalents, beginning of the period	7,866	5,473
Effect on exchange rate changes	(33)	15

Cash and cash equivalents, end of the period	3,902	4,853

Supplemental disclosure of cash flows information
Interest received	7	2
Interest paid	(65)	(59)
Tax paid	(2,486)	(50)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

 (Dollars in thousands except share data and per share amounts)

1.    ORGANIZATION AND PRINCIPAL ACTIVITIES

Telestone Technologies Corporation (“TSTC”) is incorporated in the State of Delaware.  TSTC offers wireless coverage solutions through application of wireless communication technology.  These solutions enhance the coverage of mobile telecommunications networks of indoor and outdoor environments, including hotels, residential estates, office buildings, airports, exhibition centers, underground stations, highways and tunnels.  TSTC also provides project design, project management, installation, maintenance and other after-sales services required by customers.

2.    PREPARATION OF INTERIM FINANCIAL STATEMENTS

Basis of presentation
The accompanying condensed consolidated balance sheet as of December 31, 2008 was derived from audited financial statements and the unaudited condensed consolidated financial statements as of June 30, 2009, have been prepared based upon Securities and Exchange Commission ("SEC") rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2009 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("USA") have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form-10Q for the year ended December 31, 2008 filed on March 31, 2009. The results of operations for the three and six months ended June 30, 2009 and 2008 are not necessarily indicative of the operating results to be expected for the full year.

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

Basis of consolidation
The condensed consolidated financial statements include the accounts of TSTC and its subsidiaries Success Million International Limited (“SMI”), Beijing Telestone Technology Company Limited (“Beijing Telestone”), Beijing Telestone Wireless Telecommunication Company Limited (“BTWTC”), Shandong Guolian Telecommunication Technology Limited (“Guolian”), Pan-pacific Telecommunication Company Limited (“Pan-pacific”), and Beijing Telestone Communication Technology Corporation Limited (“BTCTC”) (collectively, the “Company”.) All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	US$’000	US$’000	US$’000	US$’000
Numerator:
Net income in computing basic and diluted net income per share	1,972	1,809	3,119	4,107

Earnings per share:
Weighted average number of common stock outstanding
Weighted average ordinary shares outstanding in computing basic net income per share	10,404	10,404	10,404	10,404
Dilutive effect of warrants	-	62	-	72

Total weighted average shares outstanding in computing diluted net income per share	10,404	10,466	10,404	10,476

Net income per share of common stock
Basic net income per share(US$)	0.19	0.17	0.30	0.25
Diluted net income per share(US$)	0.19	0.17	0.30	0.25

4.    INCOME TAXES

Effective Income Tax Rate

TSTC and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which each entity is domiciled.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

 (Dollars in thousands except share data and per share amounts)

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

Beijing Telestone has been granted as a high / new technology enterprise (“Hi-tech enterprise”) under the NEITL in 2009 . All income of the Company generated during the 6 months ended June 30, 2009 is subject to the preferential income tax rate of 15%

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

 (Dollars in thousands except share data and per share amounts)

4.    INCOME TAXES (CONTINUED)

Income tax expenses have been provided at the following rates on the respective subsidiaries’ estimated assessable incomes arising from PRC during the periods presented.
	(Unaudited) Six months ended June 30,
	2009	2008
	%	%

Beijing Telestone	15	24
BTWTC	25	25
BTCTC	25	25
Guolian	25	25
Pan-pacific	25	25

Income tax expenses comprised the following:
	(Unaudited) Six months ended June 30,
	2009	2008
	US$’000	US$’000
Current tax
United States	-	-
PRC	895	522

	895	522

Reconciliation from the expected statutory tax rate in PRC of 25% (2008:25%) is as follows:
	(Unaudited) Six months ended June 30,
	2009	2008
	%	%

Statutory rate – PRC	25	25.0
Difference in tax rate of a subsidiary of the Company	-	(0.6)
Tax exemption	(12)	(8.8)
Non-deductible items	3	1.4
Others	6	(0.4)

Effective tax rate	22	16.6

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

 (Dollars in thousands except share data and per share amounts)

4.    INCOME TAXES (CONTINUED)

Uncertain Tax Position

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

By adoption of FIN 48, the Company has analyzed its filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns. As of June 30, 2009 and December 31, 2008, the Company has identified the jurisdictions in the United States and PRC as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements.

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

Based on a review of tax positions for all open years, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48 during the three months ended June 30, 2009 and during the year ended December 31, 2008, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within twelve months.

As of June 30, 2009 and December 31, 2008, the Company had no unrecognized tax benefits or accruals for the potential payment or interest and penalties. The Company’s policy is to record interest and penalties in this connection as a component of the provision for income tax expense. For the three-month periods ended June 30, 2009 and 2008, no interest or penalties were recorded.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

 (Dollars in thousands except share data and per share amounts)

5.    OPERATING RISK

(a)	Concentration of major customers and suppliers

	(Unaudited) Six months ended June 30,
	2009	2008
	US$’000	US$’000
Major customers with revenues of more than 10% of the Company’s total revenues
Sales to major customers	17,547	10,905
Percentage of sales	88%	87%
Number	2	2

Major suppliers with purchases of more than 10% of the Company’s purchases
Purchases from major suppliers	1,070	2,002
Percentage of purchases	24%	63%
Number	2	2

Accounts receivable related to the Company’s major customers comprised 98% and 96% of all accounts receivables as of June 30, 2009 and December 31, 2008 respectively.

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

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

 (Dollars in thousands except share data and per share amounts)

6.    INVENTORIES

Inventories consisted of the following:
	(Unaudited) As of June 30, 2009	As of December 31, 2008
	US$’000	US$’000

Raw materials	-	5
Finished goods	10,577	7,838

	10,577	7,843

7.    SEGMENT INFORMATION

During the period ended June 30, 2009 and the year ended December 31, 2008, all revenues of the Company are from its network installation and optimization services and trading of wireless telecommunication products.  No financial information by business segment is presented.

As the Company operates mainly in the PRC and over 98% of its revenue and operating profit are from the PRC, no geographical analysis is presented.

8.    RELATED PARTY TRANSACTIONS

The following are related party transactions:

	Note	(Unaudited) As of June 30, 2009	As of December 31, 2008
		US$’000	US$’000
Due from related parties
Employees	a	-	430
Ex-stockholders of SMI/Guolian	b	1,428	1,396

		1,428	1,826

Due to related parties
Directors	a	200	200
Ex-stockholders of Beijing Telestone/Guolian	b	1,505	1,473

		1,707	1,673

Guarantor of short term loan
A director	c	3,652	2,918

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

9.    SHORT-TERM BANK LOANS

On May 12, 2009, Beijing Telestone entered into a bank loan agreement to borrow up to RMB7.0M (approximately US$1.0M) for working capital purposes.  The loan is subject to floating interest rate, which is based on a benchmark interest rate announced by the People’s Bank of China on the date of the first withdrawal.  As of June 30, 2009, the bank loans are charged at interest rate of 7.47% per annum and wholly repayable within one year.  The bank loan is secured by a guarantee provided by an independent guaranty company.  The guarantee provided by an independent guaranty company is secured by motor vehicles and account receivables of the Company and guarantees provided by a director, Mr. Han Daqing.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

 (Dollars in thousands except share data and per share amounts)

10.	FAIR VALUE MEASUREMENTS

The Company adopted SFAS 157, Fair Value Measurements (“SFAS 157”) on April 1, 2009.  The adoption of SFAS 157 did not have a material impact on our consolidated financial statements. SFAS 157 establishes a three-tier fair value hierarchy to prioritize the inputs used in measuring fair value.  The hierarchy gives the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable inputs (Level 3).  The three levels are defined as follows:

Level 1 :	Observable inputs, such as unadjusted quoted market prices in active markets for the identical asset or liability.

Level 2 :	Inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Level 3:	Unobservable inputs reflecting the entity’s own assumptions in measuring the asset or liability at fair value.

The Company’s financial instruments consist principally of cash deposits, accounts and other receivables, accounts payable, certain accrued liabilities, and short-term debt that generally approximate their fair values based on the short-term nature of these instruments.

11.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162.” SFAS No. 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and, while it affects references to accounting standards, it will not have a material impact on the condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 amends the evaluation criteria to identify the primary beneficiary of a variable interest entity included in FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51.” Additionally, SFAS No. 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. SFAS No. 167 is effective for annual reporting periods that begin after November 15, 2009 and interim periods within those fiscal years. The company is currently assessing the impact of SFAS No. 167 on its condensed consolidated financial statements.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

 (Dollars in thousands except share data and per share amounts)

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 is effective prospectively for interim and annual periods ending after June 15, 2009 and did not have a material impact on the condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP No. FAS 141(R)-1 amends and clarifies FASB Statement No. 141(R), to address application issues raised on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. FSP No. FAS 141(R)-1 is effective for the first annual reporting period on or after December 31, 2008. The impact of FSP No. FAS 141(R)-1 on the company’s Condensed Consolidated Financial Statements will depend on the number and size of acquisition transactions, if any, engaged in by the company in the future.

In November 2008, the Emerging Issues Task Force issued EITF No. 08-6, “Equity Method Investment Accounting Considerations,” which clarifies accounting for certain transactions and impairment considerations involving equity-method investments. EITF No. 08-6 is effective prospectively for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. Any future impact of EITF No. 08-6 on the company’s condensed consolidated financial statements will depend on the results and activities of the company’s equity method investees. EITF No. 08-6 has not had a material impact on the company’s condensed consolidated financial statements.

In June 2008, the Emerging Issues Task Force issued EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.” This EITF provides additional guidance when determining whether an option or warrant on an entity’s own shares is eligible for the equity classification provided for in EITF No. 00-19. EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and did not have a material impact on the condensed consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This FSP is effective prospectively for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The impact of FSP No. FAS 142-3 on the company’s condensed consolidated financial statements will depend on the number and size of future acquisitions, if any, of intangible assets. This FSP has not had a material impact on the company’s condensed consolidated financial statements.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

 (Dollars in thousands except share data and per share amounts)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 requires: (a) noncontrolling interests in subsidiaries to be separately presented within equity; (b) consolidated netincome  to be adjusted to include the net income attributable to a noncontrolling interest; (c) consolidated comprehensive income to be adjusted to include the comprehensive income attributed to a noncontrolling interest; (d) additional disclosures; and (e) a noncontrolling interest to continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of SFAS No. 160 was not material to the company’s condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141(R) expands the existing guidance related to transactions in obtaining control of a business and the related recognition and measurement of assets, liabilities, contingencies, goodwill and intangible assets. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The impact of SFAS No. 141(R) on the company’s condensed consolidated financial statements will depend on the number and size of acquisition transactions, if any, engaged in by the company. SFAS No. 141(R) has not had a material impact on the company’s condensed consolidated financial statements.

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

BUSINESS DESCRIPTION

We are a wireless communications coverage solutions provider in the People’s Republic of China (the “PRC”). We principally provide mobile telecommunication coverage solutions in service networks to our customers in the PRC.

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

Since the establishment of Telestone in 1997, we have gradually developed business relationships with China Mobile Group (“China Mobile”), China Unicom Group (“China Unicom”), China Telecom Group (“China Telecom”) and China Netcom Group (“China Netcom”). Due to the reconstruction of the Chinese telecom industry, China Netcom was acquired by China Unicom on October 15, 2008. As a result, our main customers currently are China Mobile, China Unicom and China Telecom.

During the three months ended June 30, 2009, we improved our business relationships with our wireless system equipment vendors within China. We have been exploring the wireless system equipment industry over the past year and have continued to expand our business into overseas markets as well. So far, our marketing effort has been expanded to twenty eight (28) countries in the world, including the U.S., Vietnam, Mexico, Brazil, Russia, India, The Philippines, Thailand, Ireland, Ecuador, Mongolia, South Africa, Turkey, Indonesia and New Zealand. Expansion outside of China is an important business strategy for Telestone. The Company believes that the quality of the products and services will allow Telestone to be increasingly competitive internationally.

Our major achievements during the three months ended June 30, 2009 are summarized as follows:

First, for marketing development, our strategic cooperation with Huawei Technologies Corp has gained a deeper and further development, which is building a solid foundation for future market expansion, especially for overseas market development. This development has a positive effect on our customer base development.

Second, we have improved our WFDSTM technology and products. As a result, the Company technology center compiles a catalogue of WFDSTM products which has achieved the transition from our advanced research achievements to actual productivity. Due to our advanced technology, we have gained some outstanding achievements: six products of Telestone have been selected into Chinese government’s purchase list of Zhongguancun self-developed products. In addition, our trademark has been recognized as a well-known trademark of Beijing by local Industry and Commerce Bureau.  Also, We have won the title of A-Rate Good Credit enterprise which entitles us to credits guarantied by Beijing Zhongguancun Sci-tech Guaranty Co. funded by the Chinese government.

Third, from management’s point of view, especially financially, we have achieved a good result. We have been taking a variety of measures to collect accounts receivables. During the reporting period, more than RMB 22 million of overdue accounts receivables had been collected and compared with the first quarter of 2009, accounts receivable turnover has improved by nearly 30%. We also have enhanced our expense management. As a result, our general and administrative expenses decreased by 18%, as compared to previous fiscal quarter of 2008.

BUSINESS STRATEGY

Being one of the leading companies in the PRC’s wireless coverage solution sector is our business strategy. In order to maintain our leading position, and expand and diversify our revenue, we have adopted a three-pronged tactics to achieve our goals:

1.
As our basic strategy, we will continue to invest in research and development in our key technologies and products in the competitive environment to enhance our leading position in wireless coverage technology and take full advantage of the PRC’s investment in the 3G networks.

2.
On our marketing strategy, besides building strong relationships with Chinese major mobile carriers, we are also targeting other major provincial markets where we do not have leading market shares by making strategic acquisitions in those target provincial markets. We believe we will raise our domestic market shares and promote our new solutions.

3.
Strengthening overseas market exploration is our strategy of customer base development. In order to increase our presence in overseas markets, we plan to seek cooperation with companies that have strong research and development ability, and develop technology and products that fit those international  markets locally.  In addition, we will also try to find international partners locally, with whom we could set up distribution channels and sell our products in those markets.

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

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 reflect the judgments and estimates used in preparation of our financial statements. We believe there have been no material changes to our critical accounting policies and estimates during the three months ended June 30, 2009 compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.

BUSINESS REVIEW

For the three months ended June 30, 2009, our total revenue increased by 100.56%; cost of equipment and services increased by 174.28%; net income increased by 10.79%; compared to the same periods of 2008.

The following is statement of our operations for the three months ended June 30, 2009 and 2008:

Item	2009 Q2		2008Q2		Comparisons
	$'000	% of revenue	$'000	% of revenue	$'000%
Revenue	12,130		6,048		6,082	100.56%
Cost of equipment and services	7,123	58.72%	2,597	42.94%	4,526	174.28%
Gross profit	5,007	41.28%	3,451	57.06%	1,556	45.09%
Sales and marketing expenses	1,847	15.23%	1,083	17.91%	764	70.54%
General and administrative	478	3.94%	580	9.59%	-102	-17.59%
Research and development	193	1.59%	123	2.03%	70	56.91%
Depreciation and Amortization	84	0.69%	84	1.39%	0	0.00%
Interest expenses	89	0.73%	107	1.77%	-18	-16.82%
Other income	22	0.18%	625	10.33%	-603	-96.48%
Income before tax	2,338	19.28%	2,099	34.70%	239	11.39%
Income tax	366	3.02%	319	5.27%	47	14.73%
Net income	1,972	16.26%	1,780	29.43%	192	10.79%

For the six months ended June 30, 2009, our total revenue increased by 59.74%; cost of equipment and services increased by 73.95%; net income increased by 19.14%; compared to the same periods of 2008.

The following is statement of our operations for the six months ended June 30, 2009 and 2008:

Item	2009six months		2008six months		Comparisons
	$'000	% of revenue	$'000	% of revenue	$'000%
Revenue	20,026		12,537		7,489	59.74%
Cost of equipment and services	10,319	51.53%	5,932	47.32%	4,387	73.95%
Gross profit	9,707	48.47%	6,605	52.68%	3,102	46.96%
Sales and marketing expenses	4,028	20.11%	2,598	20.72%	1,430	55.04%
General and administrative	1,321	6.60%	1,253	10.00%	68	5.43%
Research and development	329	1.64%	253	2.02%	76	30.04%
Depreciation and Amortization	174	0.87%	161	1.28%	13	8.07%
Interest expenses	130	0.65%	143	1.14%	-13	-9.09%
Other income	289	1.44%	943	7.52%	-654	-69.35%
Income before tax	4,014	20.04%	3,140	25.04%	874	27.83%
Income tax	895	4.47%	522	4.16%	373	71.46%
Net income	3,119	15.57%	2,618	20.88%	501	19.14%

Our revenues during the three months ended June 30, 2009 were derived from system integration services to domestic telecom carriers, direct product sales to system integration providers and direct product sales to overseas markets. Our major customers include China Mobile, China Unicom, China Telecom.Our operating revenues are composed of sales of wireless equipment and service income that includes system integration, engineering services, technical support, wireless network optimization and network maintenance.

Along with our research and development capabilities in developing new products, we have also implemented a series of effective cost control measures, including implementing price controls, optimizing our supply chain, and reducing the use of raw materials, which we expect will relieve the pressure of rising costs and improve our gross margin.

RESULTS OF OPERATION

Revenues

For the three months and six months ended June 30, 2009, our revenues were $ 12,130,000 and $20,026,000, representing increases of 100.56% and $59.74% as compared to the same period in 2008. The revenue increase is due to the telecom carriers increasing their investments in 3G fixed assets. Accordingly, we have more business opportunities in 3G indoor coverage projects and equipment sales. Meanwhile, we continue to gain more market shares.

Breakdown by Nature

Three months ended June 30, 2009 and 2008

	2009 Q2		2008 Q2		Growth
	$'000	% of revenue	$'000	% of revenue	$'000%
Product sales	7,142	58.88%	2,385	39.43%	4,757	199.45%
Service sales	4,988	41.12%	3,663	60.57%	1,325	36.17%
Total	12,130	100%	6,048	100%	6,082	100.56%

Six months ended June 30, 2009 and 2008

	2009 Six months		2008 Six months		Growth
	$'000	% of revenue	$'000	% of revenue	$'000%
Product sales	10,405	51.96%	6,315	50.37%	4,090	64.77%
Service sales	9,621	48.04%	6,222	49.63%	3,399	54.63%
Total	20,026	100%	12,537	100%	7,489	59.74%

Our revenues were primarily derived from product sales and service sales.

For the three months and six months ended June 30, 2009, revenues generated from product sales were $7,142,000 and $10,405,000, which represented increases of 199.45% and 64.77%, respectively, compared to the corresponding periods of 2008. The increase of product sales is due to the approval of China Unicom to include our products on a shortlist of Unicom’s equipment centralized purchasing system.  As a result, business from Unicom increased.  China Unicom also increased its investment in reforming 2G projects. Additionally, our customers (such as Shandong Unicom , Liaoning Unicom, and Gansu Unicom) submitted several large amounts of product sales orders in the second quarter of 2009. For the three months and six months ended June 30, 2009, revenues generated from service sales were $4,988,000 and $9,621,000, which represented increases of 36.17% and 54.63%, respectively, compared to the same periods of 2008. The increase of service sales resulted from 3G launching and we secured this business opportunity to obtain more service projects.

For the three months and six months ended June 30, 2009, revenues generated from product sales accounted for 58.88% and 51.96% of total revenues, respectively, compared to 39.43% and 50.37% for the corresponding periods of 2008. For the aforementioned periods, revenues generated from system integration service sales accounted for 41.12% and 48.04% of total revenues, respectively, compared to 60.57% and 49.63% for the same periods of 2008.

Breakdown by Customers

Three months ended June 30, 2009 and 2008:

	2009 Q2		2008 Q2		Growth
	$’000	% of revenue	$'000	% of revenue	$'000%
China Mobile	4,196	34.59%	4,031	66.65%	165	4.09%
China Unicom	7,392	60.94%	1,696	28.04%	5,696	335.85%
China Telecom	303	2.50%	187	3.09%	116	62.03%
Overseas	159	1.31%	54	0.89%	105	194.44%
Others	80	0.66%	80	1.33%	-	-
Total	12,130	100.00%	6,048	100.00%	6,082	100.56%

Six months ended June 30, 2009 and 2008:

	2009 Six months		2008 Six months		Growth
	$' 000	% of Revenue	$'000	% of revenue	$'000%
China Mobile	6,973	34.82%	6,698	53.43%	275	4.11%
China Unicom	10,575	52.81%	4,776	38.10%	5,799	121.42%
China Telecom	1,789	8.93%	319	2.54%	1,470	460.82%
Overseas	330	1.65%	223	1.78%	107	47.98%
Others	359	1.79%	521	4.15%	-162	-31.09%
Total	20,026	100%	12,537	100.00%	7,489	59.74%

Revenues from telecom carriers was the Company’s major source of revenue during the reporting period, and the majority of such revenues were generated from China Mobile and China Unicom. For the three months and six months ended June 30, 2009, our revenues generated from China Mobile were $4,196,000and 6,973,000, representing revenue percentages of 34.59% and 34.82%, respectively. Our revenues generated from China Unicom were $7,392,000 and $10,575,000, representing revenue percentages of 60.94% and 52.81%, respectively.

For the three months and six months ended June 30, 2009, our revenues generated from China Telecom were $303,000 and $1,789,000, representing increases of 62.03% and 460.82%, compared to $ 187,000 and $ 319,000 of the same period of last year. The increased revenues from China Telecom were mainly due to China Telecom’s increasing investment in the 3G sector. The revenues from China Unicom increased 335.85% and121.42%, compared to $ 1,696,000 and 4,776,000 of the corresponding period of 2008. The increased revenues from China Unicom were mainly because China Unicom targeted 3G market, WCDMA network construction was underway and our products were included on a shortlist of Unicom’s equipment centralized purchasing system. Thus, we secured more business from China Unicom. For the three months ended June 30, 2009, our revenue generated from China Mobile increased 4.09% from $ 4,031,000 of the same period of 2008.

For the three months and six months ended June 30, 2009, our revenues generated from overseas were $159,000and $330,000, representing an increase of 194.44% and 47.98%,compared to the same period of 2008. The increased revenue from overseas market is due to the following two factors: First, due to business expansion in South America, traditional product sales increased significantly compared to the same period of last year. Second, our revenues from Vietnam increased slightly due to the strengthening of our cooperation with Vietnamese telecom carriers.

For the three months and six months ended June 30, 2009, the total sales to other customers were $80,000 and $359,000, as compared to $80,000 and $521,000 generated as of the same period in 2008.
The revenues from other customers decreased by 31.09% in the six months ended June 30,2009, compared to the same period of 2008.  We try to make the best use of the 3G construction opportunity which has large market potential and could bring high return on the investment. Thus, we emphasize the 3G construction part of our business and the revenues from other areas decreased accordingly.

Cost Analysis

Three months ended June 30, 2009 and 2008

	2009 Q2		2008 Q2		Growth
	$'000	% of revenue	$'000	% of revenue	$'000%
products sales cost	4,741	39.08%	1,427	23.59%	3,314	232.24%
service cost	2,382	19.64%	1,170	19.35%	1,212	103.59%
Total	7,123	58.72%	2,597	42.94%	4526	174.28%

Six months ended June 30, 2009 and 2008
	2009 Six months		2008 Six months		Growth
	$'000	% of revenue	$'000	% of revenue	$'000%
products sales cost	6,639	33.15%	3,530	28.16%	3,109	88.07%
service cost	3,680	18.38%	2,402	19.16%	1,278	53.21%
Total	10,319	51.53%	5,932	47.32%	4,387	73.95%

For the three months and six months ended June 30, 2009, our total costs were $7,123,000 and $10,319,000, representing an increase of 174.28% and an increase of 73.95%, respectively, as compared to the corresponding periods of 2008.

Costs of revenues include costs of product sales and costs of system integration service sales.

For the three months and six months ended June 30, 2009, our costs of product sales were $4,741,000 and $6,639,000, representing increases of 232.24% and 88.07%, respectively, as compared to the same periods of 2008. The increase of costs of product sales was due to the centralized purchasing methods adopted by the telecom carriers, bringing us large amount of sales orders in the second quarter.

For the three months and six months ended June 30, 2009, our costs of service sales were $2,382,000 and $3,680,000, representing an increase of 103.59% and an increase of 53.21%, respectively, as compared to the same periods of 2008. The high growth in the telecommunication market generated fierce competition, and therefore costs of labor and construction increased accordingly.

Gross Profit and Gross Margin

For the three months and six months ended June 30, 2009, our gross profit was $5,007,000 and $9,707,000, representing an increase of 45.09% and an increase of 46.96% respectively, as compared to the same periods of 2008. Our gross margin for the aforementioned periods were 41.28% and 48.47%, respectively, compared to57.06% and 52.68 % for the same periods of last year.

Our gross profit increase during the reporting period is attributable to the same factors as the increase in revenue.

The decrease in gross margin during the reporting period was primarily due to the increased costs of equipment and services.

Operating Expenses

Three months ended June 30, 2009 and 2008

Item	2009 Q2		2008 Q2		Comparisons
	$’000	% of revenue	$'000	% of revenue	$'000%
Sales and marketing expenses	1,847	15.23%	1,083	17.91%	764	70.54%
General and administrative	478	3.94%	580	9.59%	-102	-17.59%
Research and development	193	1.59%	123	2.03%	70	56.91%
Total	2,518	20.76%	1,786	29.53%	732	40.99%

Six months ended June 30, 2009 and 2008

	2009 Six months		2008 Six months		Comparisons
Item	$’000	% of revenue	$'000	% of revenue	$'000%
Sales and marketing expenses	4,028	20.11%	2,598	20.72%	1,430	55.04%
General and administrative	1,321	6.60%	1,253	10.00%	68	5.43%
Research and development	329	1.64%	253	2.02%	76	30.04%
Total	5,678	28.35%	4,104	32.74%	1,574	38.35%

Operating expenses mainly include sales and marketing expenses, general and administrative expenses and research and development expenses.

Sales and Marketing Expenses

Sales and marketing expenses include all related expenses and remunerations for sales personnel and travel expenses related to sales of products and market development.

For the three months and six months ended June 30, 2009, sales and marketing expenses were $1,847,000 and $4,028,000, accounting for 15.23% and 20.11% of total revenues, as compared to $1,083,000 and $2,598,000, or 17.91% and 20.72% of total revenues, respectively, for the corresponding periods of 2008. Sales and marketing expenses for the aforementioned periods increased 70.54% and 55.04%, respectively, as compared to the same periods of last year.
The increase in sales and marketing expenses is due to the following two factors: first, we invested more in sales and marketing expenses to increase our revenue in second quarter; second, in order to increase our market share, we recruited additional sales personnel and increased investment in the first half of 2009. We expect to perform well in terms of revenue in the next half of 2009.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for personnel, travel expenses, materials expenses related to ordinary administration, fees for professional services, and provisions for doubtful accounts.

For the three months and six months ended June 30, 2009, general and administrative expenses were $478,000 and $1,321,000, accounting for 3.94% and 6.60% of total revenues, as compared to $580,000 and $1,253,000, or 9.59% and 10.00% of total revenues, respectively, for the corresponding periods of 2008. General and administrative expenses for the three months periods ended June 30, 2009 decreased 17.59% and for the six months periods increased 5.43%, as compared to the same periods of last year. We recruited a number of experienced management personnel in the first quarter of 2009, increasing general and administrative expenses. In the second quarter, through effective budgetary control, we reduced our general and administrative expenses.

Research & Development Expenses

Research and development expenses include remunerations for research and development staff, material expenses, travel expenses and facilities.

For the three months and six months ended June 30, 2009, research and development expenses were $193,000 and $329,000, accounting for 1.59% and 1.64% of total revenues, as compared to $123,000 and $253,000, or 2.03% and 2.02% of total revenues, respectively, for the corresponding periods of 2008. Research and development expenses for the aforementioned periods increased by 56.91% and 30.04% respectively, compared to the same periods of 2008.

The increase in research and development expenses is due to our development of new products in the first half of 2009. In order to expand our product lines and strengthen our expansion ability, we increased our investment in research and development of new products. Presently, we have approximately seven research and development projects in progress.

Net Income

For the three and six months ended June 30, 2009, our net income was $1,972,000 and $3,119,000, respectively,  representing increases of 10.79% and 19.14% respectively, as compared to the same period in 2008.

LIQUIDITY AND CAPITAL RESOURCES

We generally finance our operations from cash flow generated internally. As of June 30, 2009, we had current assets of $92,634,000. Current assets are comprised of inventories of $10,577,000, accounts receivable of $70,780,000, prepayments, deposits and other receivables of $7,375,000, and cash and cash equivalents of $3,902,000. Current liabilities are comprised of accounts payable of $19,101,000, tax payables of $5,483,000, a short-term bank loan of $3,652,000, and other payables and accruals of $13,014,000.

Our trading terms with our customers are mainly on credit. As of June 30, 2009, our accounts receivable were $70,780,000 compared to $62,136,000 as of December 31, 2008. The credit period is generally less than one year. The gradual increase in the account receivables is mainly due to our growing revenues and longer collection period.  According to present account receivables turnover, we need some period of time collect them. Additionally, our customers postponed project inspection and payment due to their concentration in the 3G network construction. We will spend additional efforts on collecting accounts receivables, and expect to perform well in the next half of 2009.

We experience a longer accounts receivable turnover period than some of our competitors, due to traditionally long payment periods from China’s state-controlled telecom carriers. Telestone continues to believe that all of our outstanding accounts receivables will be paid as the Company’s major customers, China Mobile and China Unicom, are state owned and the Company has not experienced any significant bad debts in the past.

As of June 30, 2009, our inventories were $10,577,000, as compared to $7,843,000 as of December 31, 2008, representing an increase of 34.86%. The increase in the inventories was mainly attributable to meeting operational requirements in the domestic market because of new projects under construction.
As of June 30, 2009, our cash and bank balances were mainly denominated in Renminbi (“RMB”) and United States dollars (“US$”) while our bank borrowings were mainly denominated in RMB. Our revenue and expenses, assets and liabilities are mainly denominated in RMB and US$. Recently, the exchange rate fluctuations in the PRC have led to an appreciation of RMB. This may result in certain exchange risks.

We have experienced negative cash flows from operating activities for the periods ended June 30, 2009 and 2008, which is primarily the result of extended turnover periods related to our account  receivables, as mentioned above. A continuation of this situation could negatively impact our liquidity and in turn our overall results of operations. In order to address this issue, apart from the implementation of the above-mentioned measures to reduce the turnover period, we are also exploring the possibility of obtaining third party financing and considering raising additional capital through debt or equity financings.

Our gearing ratio, calculated as total debts over total assets, was 42.56% as of June 30, 2009 and 40.11% as of December 31, 2008, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements

CONTINGENT LIABILITIES

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

NEW ACCOUNTING POLICIES

The Company adopted SFAS 157, Fair Value Measurements (“SFAS 157”) on April 1, 2009.  The adoption of SFAS 157 did not have a material impact on our consolidated financial statements. SFAS 157 establishes a three-tier fair value hierarchy to prioritize the inputs used in measuring fair value.  The hierarchy gives the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable inputs (Level 3).  The three levels are defined as follows:

Level 1 :	Observable inputs, such as unadjusted quoted market prices in active markets for the identical asset or liability.

Level 2 :	Inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Level 3:	Unobservable inputs reflecting the entity’s own assumptions in measuring the asset or liability at fair value.

The Company’s financial instruments consist principally of cash deposits, accounts and other receivables, accounts payable, certain accrued liabilities, and short-term debt that generally approximate their fair values based on the short-term nature of these instruments.

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
During the quarter ended June 30, 2009, there were no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TELESTONE TECHNOLOGIES CORPORATION

Date: August 13, 2009	By:	/s/ Han Daqing
Han Daqing, Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2009	By:	/s/ Li Hong
Li Hong, Chief Financial Officer
(Principal Financial Officer)