Form 10-Q
period 2009-09-30
TELESTONE TECHNOLOGIES CORP
filed 2009-11-12
CIK 817129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

 As of November 12, 2009, 10,404,550 shares of the Issuer’s $.001 par value common stock were outstanding.

TELESTONE TECHNOLOGIES CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Telestone Technologies Corporation
Condensed Consolidated Balance Sheets

 (Dollars in thousands except share data and per share amounts)

		(Unaudited) As of September 30,	As of December 31,
		2009	2008
	Note	US$’000	US$’000
ASSETS

Current assets:
Cash and cash equivalents		5,288	7,866
Accounts receivable, net of allowance		59,208	62,136
Due from related parties	8	1,662	1,826
Inventories, at lower of cost or market	6	6,930	7,843
Prepayment		1,770	2,347
Other current assets		98	1,352

Total current assets		74,956	83,370

Long-term receivables		18,774	-
Goodwill		3,119	3,119
Property, equipments and software, net		1,162	1,050

		23,055	4,169

Total assets		98,011	87,539

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term bank loans	8,9	3,656	2,918
Accounts payable – trade		15,338	11,776
Customer deposits for sales of equipment		1,232	739
Due to related parties	8	1,708	1,673
Taxes payable		6,700	6,805
Accrued expenses and other accrued liabilities		9,480	11,197

Total current liabilities		38,114	35,108

Commitments and contingencies	4	-	-

Stockholders’ equity:
Preferred stock, US$0.001 par value, 10,000,000 shares authorized, no shares issued			-
Common stock and paid-in-capital, US$0.001 par value: Authorized - 100,000,000 shares as of September 30, 2009 and December 31, 2008			-
Issued and outstanding - 10,404,550 shares as of September 30, 2009 and December 31, 2008		11	11
Additional paid-in capital		18,989	18,989
Dedicated reserves		4,513	3,787
Other comprehensive income		5,677	5,573
Retained earnings		30,707	24,071

Total stockholders’ equity		59,897	52,431

Total liabilities and stockholders’ equity		98,011	87,539
The accompanying notes are an integral part of these condensed consolidated financial statements

Telestone Technologies Corporation

Condensed Consolidated Statements of Operations and Other Comprehensive Income (unaudited)

 (Dollars in thousands except share data and per share amounts)

		Three months ended September 30,		Nine months ended September 30,
		2009	2008	2009	2008
	Note	US$’000	US$’000	US$’000	US$’000
Operating revenues:
Net sales of equipment		11,099	5,797	21,504	12,112
Service income		7,792	2,610	17,413	8,832

Total operating revenues		18,891	8,407	38,917	20,944

Cost of operating revenues:
Cost of net sales		(7,099)	(3,586)	(13,738)	(7,116)
Cost of service		(2,878)	(879)	(6,558)	(3,281)

Total cost of operating revenues		(9,977)	(4,465)	(20,296)	(10,397)

Gross income		8,914	3,942	18,621	10,547

Operating expenses:
Sales and marketing		2,007	1,430	6,035	4,028
General and administrative		1,182	571	2,503	1,824
Research and development		138	208	467	461
Depreciation and amortization		79	76	253	237

Total operating expenses		3,406	2,285	9,258	6,550

Operating income		5,508	1,657	9,363	3,997
Interest expense		(40)	(112)	(170)	(255)
Other income, net		83	(28)	372	915

Income before income taxes		5,551	1,517	9,565	4,657
Income taxes	4	(1,308)	(395)	(2,203)	(917)

Net income		4,243	1,122	7,362	3,740

Other comprehensive income
Foreign currency translation adjustment		(27)	26	104	1,515
Comprehensive income		4,216	1,148	7,466	5,255

Earnings per share:	3
Weighted average number of common stock outstanding
Basic		10,404	10,404	10,404	10,404
Dilutive effect of warrants		-	20	-	59

Diluted		10,404	10,424	10,404	10,463

Net income per share of common stock
Basic and diluted (US$)		0.41	0.11	0.71	0.36

The accompanying notes are an integral part of these condensed consolidated financial statements.

Telestone Technologies Corporation

Condensed Consolidated Statement of Changes in Stockholders' Equity (unaudited)

 (Dollars in thousands except share data and per share amounts)

	Common stock
	Number of shares	Amount	Additional paid-in capital	Dedicated reserves	Other compre- hensive income	Retained earnings	Total
		US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Balance at January 1, 2009	10,404,550	11	18,989	3,787	5,573	24,071	52,431

Net income						7,362	7,362
Foreign currency translation adjustment					104		104
Transfer to dedicated reserves				726		(726)	-

Balance at September 30, 2009	10,404,550	11	18,989	4,513	5,677	30,707	59,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

Telestone Technologies Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

 (Dollars in thousands except share data and per share amounts)

	Nine months ended September 30,
	2009	2008
	US$’000	US$’000
Cash flows from operating activities
Net income	7,362	3,740
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on disposal of property, plant and equipment	-	(15)
Depreciation and amortization	253	237
Allowance for doubtful accounts	1,163	337

Changes in assets and liabilities:
Accounts receivable	(17,009)	(8,349)
Due from related parties	164	55
Inventories	913	881
Prepayment	577	(330)
Other current assets	1253	(751)
Accounts payable	3,562	1,693
Customer deposits for sales of equipment	493	(64)
Due to related parties	35	(595)
Taxes payable	(105)	(66)
Accrued expenses and other accrued liabilities	(1,718)	3,335

Net cash (used in) provided by operating activities	(3,057)	108

Cash flows from investing activities
Purchase of property, plant and equipment	(366)	(32)
Proceeds from disposal of property, plant and equipment	-	49

Net cash (used in) provided by investing activities	(366)	17

Cash flows from financing activities
Repayment of short-term bank loans	(2,918)	(2,142)
Repayment of long-term loan from related parties	-	(27)
Proceeds from new short-term bank loans raised	3,656	2,856

Net cash provided by financing activities	738	687

Net increase (decrease) in cash and cash equivalents	(2,685)	812

Cash and cash equivalents, beginning of the period	7,866	5,473
Effect on exchange rate changes	107	42

Cash and cash equivalents, end of the period	5,288	6,327

Supplemental disclosure of cash flows information
Interest received	7	23
Interest paid	(76)	187
Tax paid	(2,587)	54

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

Basis of presentation
The accompanying condensed consolidated balance sheet as of December 31, 2008 was derived from audited financial statements and the unaudited condensed consolidated financial statements as of September 30, 2009, have been prepared based upon Securities and Exchange Commission ("SEC") rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2009 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("USA") have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form-10K for the year ended December 31, 2008 filed on March 31, 2009. The results of operations for the three and nine months ended September 30, 2009 and 2008 are not necessarily indicative of the operating results to be expected for the full year.

The condensed consolidated financial statements and accompanying notes are presented in United States dollars and prepared in conformity with accounting principles generally accepted in the USA ("US GAAP") which requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Beijing Telestone does not own any direct ownership interests in BTWTC because Beijing Telestone is considered as a foreign entity under the PRC laws. Due to the restrictions on foreign ownership to provide and engage in certain wireless telecommunication services in the PRC, Beijing Telestone, through loans to the two stockholders and directors of TSTC, established BTWTC with a view to conduct such operations without violating the relevant PRC rules and regulations as such BTWTC is not considered as a foreign entity. A declaration of trust was signed between the two stockholders and directors of TSTC and Beijing Telestone on June 12, 2005 that BTWTC is held by the two stockholders and directors of TSTC on behalf of Beijing Telestone which is the beneficial owner of BTWTC. Pursuant to the declaration of trust as described above, Beijing Telestone generally has economic control over BTWTC and is considered as the primary beneficiary of BTWTC. In light of the above, BTWTC is considered as a variable interest entity (“VIE”) of Beijing Telestone and the financial statements of BTWTC are consolidated into the financial statements of Beijing Telestone for all periods presented in accordance with the FIN 46(R), “Consolidation of Variable Interest Entities”, which was primarily codified into FASB ASC 810 – Consolidation (ASC 810.)

3.	EARNINGS PER SHARE

The Company reports earnings per share in accordance with the provisions of SFAS 128, “Earnings Per Share,” which was primarily codified into FASB ASC 260 – Earnings Per Share (ASC 260.)  ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:
	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	US$’000	US$’000	US$’000	US$’000
Numerator:
Net income in computing basic and diluted net income per share	4,243	1,122	7,362	3,740
Earnings per share:
Weighted average number of common stock outstanding
Weighted average ordinary shares outstanding in computing basic net income per share	10,404	10,404	10,404	10,404
Dilutive effect of warrants		20		59

Total weighted average shares outstanding in computing diluted net income per share	10,404	10,424	10,404	10,463

Net income per share of common stock
Basic net income per share(US$)	0.41	0.11	0.71	0.36
Diluted net income per share(US$)	0.41	0.11	0.71	0.36

4.	INCOME TAXES

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

Beijing Telestone has been granted as a high / new technology enterprise (“Hi-tech enterprise”) under the NEITL in 2009 . All income of the Company generated during the 9 months ended September 30, 2009 is subject to the preferential income tax rate of 15%

4.	INCOME TAXES (CONTINUED)

Income tax expenses have been provided at the following rates on the respective subsidiaries’ estimated assessable incomes arising from PRC during the periods presented.
	(Unaudited) Nine months ended September 30,
	2009	2008
	%	%

Beijing Telestone	15	24
BTWTC	25	25
BTCTC	25	25
Guolian	25	25
Pan-pacific	25	25

Income tax expenses comprised the following:
	(Unaudited) Nine months ended September 30,
	2009	2008
	US$’000	US$’000
Current tax
United States		-
PRC	2,203	917

	2,203	917

Reconciliation from the expected statutory tax rate in PRC of 25% (2008:25%) is as follows:

	(Unaudited) Nine months ended September 30,
	2009	2008
	%	%

Statutory rate – PRC	25	25.0
Difference in tax rate of a subsidiary of the Company	-	(0.7)
Tax exemption	(11)	(10.1)
Non-deductible items	1	5.7
Others	7	(0.2)

Effective tax rate	22	19.7

4.	INCOME TAXES (CONTINUED)

Uncertain Tax Position

Under FIN 48 (ASC 740), the Company must recognize the tax benefit from an uncertain position only if it is more-likely-than-not the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position. The tax benefits recognized in the financial statements attributable to such position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate resolution of the position.

By adoption of FIN 48 (ASC 740), the Company has analyzed its filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns. As of September 30, 2009 and December 31, 2008, the Company has identified the jurisdictions in the United States and PRC as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements.

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

Based on a review of tax positions for all open years, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48 (ASC 740) during the nine months ended September 30, 2009 and during the year ended December 31, 2008, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within twelve months.

As of September 30, 2009 and December 31, 2008, the Company had no unrecognized tax benefits or accruals for the potential payment or interest and penalties. The Company’s policy is to record interest and penalties in this connection as a component of the provision for income tax expense. For the nine-month periods ended September 30, 2009 and 2008, no interest or penalties were recorded.

5.	OPERATING RISK

(a)	Concentration of major customers and suppliers

	(Unaudited) Nine months ended September 30,
	2009	2008
	US$’000	US$’000
Major customers with revenues of more than 10% of the Company’s total revenues
Sales to major customers	35,180	18,499
Percentage of sales	91%	88%
Number	2	2

Major suppliers with purchases of more than 10% of the Company’s purchases
Purchases from major suppliers	4,907	2,258
Percentage of purchases	37%	36%
Number	3	1

Accounts receivable related to the Company’s major customers comprised 91% and 96% of all accounts receivables as of September 30, 2009 and December 31, 2008 respectively.

Credit risk represents the accounting loss that would be recognized at the reporting date if counter parties failed to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The major concentrations of credit risk arise from the Company’s accounts receivable. Even though the Company has major concentrations, it does not consider itself exposed to significant risk with regards to the related receivables. Additionally, the Company believes that all of our outstanding accounts receivables are collectible as the Company’s major customers, China Mobile and China Unicom, are state owned and the Company has not experienced any significant bad debts in the past.

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

6.	INVENTORIES

Inventories consisted of the followings:
	(Unaudited) As of September 30, 2009	As of December 31, 2008
	US$’000	US$’000

Raw materials	-	5
Finished goods	6,930	7,838

	6,930	7,843

7.	SEGMENT INFORMATION

During the period ended September 30, 2009 and the year ended December 31, 2008, all revenues of the Company are from its network installation and optimization services and trading of wireless telecommunication products.  No financial information by business segment is presented.

As the Company operates mainly in the PRC and over 98% of its revenue and operating profit are from the PRC, no geographical analysis is presented.

8.	RELATED PARTY TRANSACTIONS

The following are related party transactions:

	Note	(Unaudited) As of September 30, 2009	As of December 31, 2008
		US$’000	US$’000
Due from related parties
Employees	a	-	430
Ex-stockholders of SMI/Guolian	b	1,662	1,396

		1,662	1,826

Due to related parties
Directors	a	200	200
Ex-stockholders of Beijing Telestone/Guolian	b	1,508	1,473

		1,708	1,673

Guarantor of short term loan
A director	c	3,656	2,918

Note:

(a)	The amounts due from employees and due to directors represent unsecured advances made to those parties from time to time. These amounts are interest free and repayable on demand.

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

(c)
All bank loans are secured by guarantees provided by a director, Mr. Han Daqing and an independent guaranty company.  The bank loans are charged at interest rate of 5.31% per annum and wholly repayable within one year.

9.	SHORT-TERM BANK LOANS

On May 12, 2009, Beijing Telestone entered into a bank loan agreement to borrow up to RMB7.0M (approximately US$1.0M) for working capital purposes.  The loan is subject to floating interest rate, which is based on a benchmark interest rate announced by the People’s Bank of China on the date of the first withdrawal.  As of September 30, 2009, the bank loans are charged at interest rate of 5.31% per annum and wholly repayable within one year.  The bank loan is secured by a guarantee provided by an independent guaranty company.  The guarantee provided by an independent guaranty company is secured by motor vehicles and account receivables of the Company and guarantees provided by a director, Mr. Han Daqing.

10.	FAIR VALUE MEASUREMENTS

The Company adopted SFAS 157, Fair Value Measurements (“SFAS 157”) on April 1, 2009, which was primarily codified into FASB ASC 820 – Fair Value Measurements and Disclosures (ASC 820.)  The adoption of ASC 820 did not have a material impact on our consolidated financial statements. ASC 820 establishes a three-tier fair value hierarchy to prioritize the inputs used in measuring fair value.  The hierarchy gives the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable inputs (Level 3).  The three levels are defined as follows:

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

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”).  ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables.  ASU 2009-13 significantly expands the disclosures requirements for multiple-deliverable revenue arrangements.  ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date.  Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The company is currently evaluating the impact this update will have on its condensed consolidated financial statements.

In September 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value (“ASU 2009-05”).  ASU 2009-05 amends ASC 820 to provide guidance concerning the measurement of liabilities at fair value. ASU 2009-05 is effective for the first reporting period beginning after issuance or the quarter ended December 31, 2009 for a calendar year company. The company is currently evaluating the impact this update will have on its condensed consolidated financial statements.

In June 2009, the FASB issued an accounting standard, currently included in ASC Topic 105, Generally Accepted Accounting Principles (“ASC 105”), which established only two levels of GAAP, authoritative and nonauthoritative (formerly SFAS No. 168, The FASB Accounting Standards Codification TM  and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 ). The FASB ASC became the only source of authoritative nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants.  All other nongrandfathered, non-SEC accounting literature not included in the ASC will become nonauthoritative.  ASC 105 was effective for financial statements issued in interim or annual reporting periods ending after September 15, 2009.  The ASC was not intended to change or alter existing GAAP, consequently the adoption of ASC 105 did not have a material impact on the condensed consolidated financial statements.

In May 2009, the FASB issued guidance, currently included in ASC Topic 855, Subsequent Events , which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued (formerly SFAS No. 165, Subsequent Events ). This guidance requires disclosure of the date through which subsequent events have been evaluated, as well as whether that is the date the financial statements were issued or the date the financial statements were available to be issued. The provisions of this guidance were effective for interim or annual financial periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on the condensed consolidated financial position and results of operations.

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

BUSINESS DESCRIPTION

We are a wireless communications local coverage solutions provider in the People’s Republic of China (the “PRC”). We principally provide mobile telecommunication local access network solutions to our customers in the PRC.

Our wireless local coverage solutions business enhances mobile telecommunication coverage signals and improves the quality of reception for mobile phone users. These solutions are used in a variety of indoor and outdoor environments such as hotels, residential estates, office buildings, airports, exhibition centers, underground stations, highways, tunnels and vast countryside regions.

Our wireless local coverage solutions business is comprised of research, development and the application of wireless communications technology. In addition to sales of our internally designed wireless communication equipment, including repeaters, antennas and radio frequency accessories, we also provide project design, project management, installation, maintenance and other after-sales services in accordance with our customers’ requirements.

Since the establishment of Telestone in 1997, we have gradually developed business relationships with China Mobile Group (“China Mobile”), China Unicom Group (“China Unicom”), China Telecom Group (“China Telecom”) and China Netcom Group (“China Netcom”). Due to the reconstruction of the Chinese telecom industry, China Netcom was acquired by China Unicom on October, 2008. As a result, our main customers currently are China Mobile, China Unicom and China Telecom.

During the three months ended September 30, 2009, we continued to improve our business relationships with our wireless system equipment customers within China. We have been exploring the wireless system equipment industry internationally over the past year and have continued to expand our business into overseas markets as well. So far, our marketing effort has been expanded to twenty eight (28) countries in the world, including the U.S., Vietnam, Mexico, Brazil, Russia, India, The Philippines, Thailand, Ireland, Ecuador, Mongolia, South Africa, Turkey, Indonesia and New Zealand. Expansion outside of China is an important business strategy for Telestone. The Company believes that the quality of the products and services will allow Telestone to be increasingly competitive internationally.

Our major achievements during the three months ended September 30, 2009 are summarized as follows:

First, for marketing development, our strategic cooperation with Huawei Technologies Corp has gained a deeper and further development, which is building a solid foundation for future market expansion, especially for overseas market development. This development has a positive effect on our customer base expansion.

Second and most importantly our benchmark technology WFDS has further been applied in our business. In China WFDS technology based projects account for about 20% of our revenue for the quarter. This 3G technology provides higher margins than the old 2G RFPA technology, which has more competition due to its maturity and wider applications in the market place. WFDS technology projects are also larger in size and our customers for these projects tend to make quicker payments. Due to its superior performance, substantial cost savings to carriers, easy installation and minimal intrusion to property owners, as well as its low-power low-radiation environment-friendly characteristics, we expect our WFDS technology to become industry standard and drive our market share expansion. We expect to occupy approximately 30% of the domestic market share by 2012.

Internationally WFDS technology passed the U.S. FCC certification in September 2009. This has cleared the last hurdle for the Company to apply this advanced technology in the North and South American markets. The percentage of our international revenue as of the total revenue continues to grow. We have stable orders coming in from our South East and South Asia customers. We expect to have approximately  30% of our revenue originated from outside of China in 2-3 years.

Third, due to the high technology content in our business and continued efforts in developing our market leading technologies, we have been receiving many awards, certifications and top ratings in advanced technology development by the local and central government agencies and organizations, which promote technology development in  the national and local markets. These awards and certifications provide the Company with many benefits, such as tax rate reductions and tax exemptions, special market or business entry permits, and credit support. Most recently the Company has been certified under a set of very stringent criteria as a “High and New Technology Enterprise” by the Beijing Municipal Government.

Finally, we are on our way to meet our growth target for the year. We had a record quarter for revenue and net income. We have also been taking a variety of measures to collect accounts receivables. During the reporting period, more than 33 million RMB of overdue accounts receivables had been collected and compared with the second quarter of 2009, accounts receivable turnover has improved by nearly 31%.

BUSINESS STRATEGY

Being one of the leading companies in the PRC’s wireless coverage solution sector is our business goal. In order to maintain our leading position, and expand and diversify our revenue, we have adopted a three-pronged tactics to achieve our goals:

1.
As our basic strategy, we will continue to invest in research and development in our key technologies and products in the competitive environment to enhance our leading position in wireless coverage technology and take full advantage of the PRC’s government investment in the 3G networks.

2.
On our marketing strategy, besides building strong relationships with China’s major mobile carriers, we are also targeting other major provincial markets where we do not have leading market shares by making strategic acquisitions in those target provincial markets. By promoting our new solutions based on our market leading technology, we believe we will raise our domestic market share to about one third of the total sector.

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

Our particular strategies for international markets are: 1. Extending the product life cycle of our 2G technology products by marketing and selling to less developed countries in South and Southeast Asia, Africa and Middle East; and 2. Developing a new business model by testing the markets with pilot projects in developed nations with our new 3G based technology which has a strong competitive edge.

BUSINESS OUTLOOK

We believe the fact that the Chinese telecom restructuring and the issuance of 3G licenses in China with an investment in the construction of the 3G system of approximately $ 70 billion over the next three years, an average of approximately $23 billion per year, presents an excellent opportunity for our business development. With our advanced technologies, close relationships with the telecom operators in China and strong management team, we believe that we will continue to demonstrate increasingly robust growth in the future.

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 reflect the judgments and estimates used in preparation of our financial statements. We believe there have been no material changes to our critical accounting policies and estimates during the three months ended September 30, 2009 compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.

BUSINESS REVIEW

For the three months ended September 30, 2009, our total revenue increased by 124.71%; cost of equipment and services increased by 123.45%; net income increased by 278.16%; compared to the same periods of 2008.

The following is statement of our operations for the three months ended September 30, 2009 and 2008:

Item	2009 Q3		2008Q3		Comparisons
	$'000	% of revenue	$'000	% of revenue	$'000%
Revenue	18,891		8,407		10,484	124.71%
Cost of equipment and services	9,977	52.81%	4,465	53.11%	5,512	123.45%
Gross profit	8,914	47.19%	3,942	46.89%	4,972	126.13%
Sales and marketing expenses	2,007	10.63%	1,430	17.01%	577	40.35%
General and administrative	1,182	6.26%	571	6.79%	611	107.01%
Research and development	138	0.73%	208	2.48%	-70	-33.65%
Depreciation and Amortization	79	0.42%	76	0.91%	3	3.95%
Interest expenses	40	0.21%	112	1.33%	-72	-64.29%
Other income	83	0.44%	-28	-0.33%	111	396.43%
Income before tax	5,551	29.38%	1,517	18.04%	4,034	265.92%
Income tax	1,308	6.92%	395	4.69%	913	231.14%
Net income	4,243	22.46%	1,122	13.35%	3,121	278.16%

For the nine months ended September 30, 2009, our total revenue increased by 85.81%; cost of equipment and services increased by 95.21%; net income increased by 96.84%; compared to the same periods of 2008.

The following is statement of our operations for the nine months ended September 30, 2009 and 2008:

Item	2009 nine months		2008 nine months		Comparisons
	$'000	% of revenue	$'000	% of revenue	$'000%
Revenue	38,917		20,944		17,973	85.81%
Cost of equipment and services	20,296	52.15%	10,397	49.64%	9,899	95.21%
Gross profit	18,621	47.85%	10,547	50.36%	8,074	76.55%
Sales and marketing expenses	6,035	15.51%	4,028	19.23%	2,007	49.83%
General and administrative	2,503	6.43%	1,824	8.71%	679	37.22%
Research and development	467	1.20%	461	2.20%	6	1.30%
Depreciation and Amortization	253	0.65%	237	1.13%	16	6.75%
Interest expenses	170	0.44%	255	1.22%	-85	-33.33%
Other income	372	0.96%	915	4.37%	-543	-59.34%
Income before tax	9,565	24.58%	4,657	22.23%	4,908	105.39%
Income tax	2,203	5.66%	917	4.38%	1,286	140.24%
Net income	7,362	18.92%	3,740	17.85%	3,622	96.84%

Our revenues during the three months ended September 30, 2009 were derived from system integration services to domestic telecom carriers, direct product sales to system integration providers and direct product sales to overseas markets. Our major customers include China Mobile, China Unicom, China Telecom. Our operating revenues are composed of sales of wireless equipment and service income that includes system integration, engineering services, technical support, wireless network optimization and network maintenance.

Along with our research and development capabilities in developing new products, we have also implemented a series of effective cost control measures, including implementing price controls, optimizing our supply chain, and reducing the use of raw materials, which we expect will relieve the pressure of rising costs and improve our gross margin.

RESULTS OF OPERATION

Revenues

For the three months and nine months ended September 30, 2009, our revenues were $ 18,891,000 and $38,917,000, representing increases of 124.71% and 85.81% as compared to the same period in 2008. The revenue increase is due to the telecom carriers increasing their investments in 3G fixed assets. Accordingly, we have more business opportunities in 3G indoor coverage projects and equipment sales. Meanwhile, we continue to gain more market shares.

Breakdown by Nature of the Revenues

Three months ended September 30, 2009 and 2008

	2009 Q3		2008 Q3		Growth
	$'000	% of revenue	$'000	% of revenue	$'000%
Product sales	11,099	58.75%	5,797	68.95%	5,302	91.46%
Service sales	7,792	41.25%	2,610	31.05%	5,182	198.54%
Total	18,891	100.00%	8,407	100.00%	10,484	124.71%

Nine months ended September 30, 2009 and 2008

	2009 First nine months		2008 First nine months		Growth
	$'000	% of revenue	$'000	% of revenue	$'000%
Product sales	21,504	55.26%	12,112	57.83%	9,392	77.54%
Service sales	17,413	44.74%	8,832	42.17%	8,581	97.16%
Total	38,917	100.00%	20,944	100.00%	17,973	85.81%

Our revenues were primarily derived from product sales and service sales.

For the three months and nine months ended September 30, 2009, revenues generated from product sales were $11,099,000 and $21,504,000 which represent increases of 91.46% and 77.54%, respectively, compared to the corresponding periods of 2008. Sales of 2G technology products are still very strong because it takes time to fully adopt new technologies for our customers. However WFDS technology products sales are growing very fast, because the projects sizes are large and the equipment is of high value-added products and commands high gross margins.

For the three months and nine months ended September 30, 2009, revenues generated from service sales were $7,792,000 and $17,413,000, which represented increases of 198.54% and 97.16%, respectively, compared to the same periods of 2008. The increase of service sales resulted from 3G launching and we secured this business opportunity to obtain more service projects. Services revenues increase faster than products revenue because our new technology based projects have more services contents than 2G projects.

For the three months and nine months ended September 30, 2009, revenues generated from product sales accounted for 58.75% and 55.26% of total revenues, respectively, compared to 68.95% and 57.83% for the corresponding periods of 2008. For the aforementioned periods, revenues generated from system integration service sales accounted for 41.25% and 44.74% of total revenues, respectively, compared to 31.05% and 42.17% for the same periods of 2008. The weight of service revenues in the total revenues continues to increase.

Breakdown by Customers

Three months ended September 30, 2009 and 2008:

	2009 Q3		2008 Q3		Growth
	$’000	% of revenue	$'000	% of revenue	$'000%
China Mobile	9,935	52.59%	2,704	32.16%	7,231	267.42%
China Unicom	7,696	40.74%	5,484	65.23%	2,212	40.34%
China Telecom	952	5.04%	73	0.87%	879	1,204.11%
Overseas	283	1.50%	106	1.26%	177	166.98%
Others	25	0.13%	40	0.48%	-15	-37.50%
Total	18,891	100.00%	8,407	100.00%	10,484	124.71%

Nine months ended September 30, 2009 and 2008:

	2009 Nine months		2008 Nine months		Growth
	$' 000	% of Revenue	$'000	% of revenue	$'000%
China Mobile	16,908	43.45%	9,402	44.89%	7,506	79.83%
China Unicom	18,271	46.95%	10,260	48.99%	8,011	78.08%
China Telecom	2,741	7.04%	392	1.87%	2,349	599.23%
Overseas	613	1.58%	329	1.57%	284	86.32%
Others	384	0.99%	561	2.68%	-177	-31.55%
Total	38,917	100.00%	20,944	100.00%	17,973	85.81%

Revenues from the wireless telecom carriers were the Company’s major source of revenue during the reporting period, and the majority of such revenues were generated from China Mobile and China Unicom. For the three months and nine months ended September 30, 2009, our revenues generated from China Mobile were $9,935,000 and $16,908,000, representing revenue percentages of 52.59% and 43.45%, respectively. Our revenues generated from China Unicom were $7,696,000 and $18,271,000, representing revenue percentages of 40.74% and 46.95%, respectively.

For the three months and nine months ended September 30, 2009, our revenues generated from China Telecom were $952,000 and $2,741,000, representing increases of 1,204.11% and 599.23%, compared to $ 73,000 and $ 392,000 of the same period of last year. The increased revenues from China Telecom were mainly due to China Telecom’s increasing investment in the 3G sector. China Telecom is a late comer in China’s wireless telecommunications industry. It is traditionally a fixed line telecommunication services provider. However it is expanding into the wireless market very quickly with its own standards and large investments.

The revenues from China Unicom increased 40.34% and 78.08%, compared to $5,484,000 and $10,260,000 of the corresponding periods of 2008. The increased revenues from China Unicom were mainly because China Unicom targeted 3G market, WCDMA network construction was underway and our products were included on a shortlist of Unicom’s equipment centralized purchasing system. Thus, we secured more business from China Unicom.

For the three months ended September 30, 2009, our revenue generated from China Mobile increased 267.42% to $9,935,000 from $ 2,704,000 for the same period of 2008. This large increase is due to several large projects that the Company completed for China Mobile in Beijing, Shanghai, Chongqing and Shandong province.

For the three months and nine months ended September 30, 2009, our revenues generated from overseas were $283,000 and $613,000, representing increases of 166.98% and 86.32%, compared to the same periods of 2008. The increased revenue from overseas market is due to the following two factors: First, due to business expansion in South America, traditional product sales increased significantly compared to the same period of last year. Second, our revenues from Vietnam increased slightly due to the strengthening of our cooperation with Vietnamese telecom carriers. Finally our sales representatives in Bangladesh and Thailand had secured large orders from local carriers.

For the three months and nine months ended September 30, 2009, the total sales to other customers were $25,000 and $384,000, as compared to $40,000 and $561,000 generated as of the same periods in 2008.

The revenues from other customers decreased because we focused on our core products and services.

Cost Analysis

Three months ended September 30, 2009 and 2008

	2009 Q3		2008 Q3		Growth
	$'000	% of revenue	$'000	% of revenue	$'000%
products sales cost	7,099	37.58%	3,586	42.65%	3,513	97.96%
service cost	2,878	15.23%	879	10.46%	1,999	227.42%
Total	9,977	52.81%	4,465	53.11%	5,512	123.45%

Nine months ended September 30, 2009 and 2008
	2009 Nine months		2008 Nine months		Growth
	$'000	% of revenue	$'000	% of revenue	$'000%
products sales cost	13,738	35.30%	7,116	33.98%	6,622	93.06%
service cost	6,558	16.85%	3,281	15.66%	3,277	99.88%
Total	20,296	52.15%	10,397	49.64%	9,899	95.21%

For the three months and nine months ended September 30, 2009, our total costs were $9,977,000 and $20,296,000, representing an increase of 123.45% and an increase of 95.21%, respectively, as compared to the corresponding periods of 2008.

Costs of revenues include costs of product sales and costs of system integration service sales.

For the three months and nine months ended September 30, 2009, our costs of product sales were $7,099,000 and $13,738,000, representing increases of 97.96% and 93.06%, respectively, as compared to the same periods of 2008. The products costs increases are largely in proportion with the increases in the products sales.

For the three months and nine months ended September 30, 2009, our costs of service sales were $2,878,000 and $6,558,000, representing an increase of 227.42% and an increase of 99.88%, respectively, as compared to the same periods of 2008. The high growth in the telecommunication market generated fierce competition, and therefore costs of labor and construction increased accordingly. Also initially the service revenues have much higher margins than the product revenues. However the margins are reduced to a more reasonable level after the initial high growth period.

Gross Profit and Gross Margin

For the three months and nine months ended September 30, 2009, our gross profit was $8,914,000 and $18,621,000, representing an increase of 126.13% and an increase of 76.55% respectively, as compared to the same periods of 2008. Our gross margin for the aforementioned periods were 47.19% and 47.85%, respectively, compared to 46.89% and 50.36 % for the same periods of last year.

Our gross profit increased during the reporting period due to the same factors as the increase in revenue.

The decrease in gross margin during the reporting period was primarily due to the increased costs of equipment and services, in particular labor costs which have gone up with the hiring of our subcontracted local construction teams.

Operating Expenses

Three months ended September 30, 2009 and 2008

Item	2009 Q3		2008 Q3		Comparisons
	$’000	% of revenue	$'000	% of revenue	$'000%
Sales and marketing expenses	2,007	10.62%	1,430	17.01%	577	40.35%
General and administrative	1,182	6.26%	571	6.79%	611	107.00%
Research and development	138	0.73%	208	2.47%	-70	-33.65%
Total	3,327	17.61%	2,209	26.27%	1,118	50.61%

Nine months ended September 30, 2009 and 2008

	2009 Nine months		2008 Nine months		Comparisons
Item	$’000	% of revenue	$'000	% of revenue	$'000%
Sales and marketing expenses	6,035	15.51%	4,028	19.23%	2,007	49.83%
General and administrative	2,503	6.43%	1,824	8.71%	679	37.23%
Research and development	467	1.20%	461	2.20%	6	1.30%
Total	9,005	23.14%	6,313	30.14%	2,692	42.64%

Operating expenses mainly include sales and marketing expenses, general and administrative expenses and research and development expenses.

Sales and Marketing Expenses

Sales and marketing expenses include all related expenses and remunerations for sales personnel and travel expenses related to sales of products and market development.

For the three months and nine months ended September 30, 2009, sales and marketing expenses were $2,007,000 and $6,035,000, accounting for 10.62% and 15.51% of total revenues, as compared to $1,430,000 and $4,028,000, or 17.01% and 19.23% of total revenues, respectively, for the corresponding periods of 2008. Sales and marketing expenses for the aforementioned periods increased 40.35% and 49.83%, respectively, as compared to the same periods of last year. The increase in sales and marketing expenses is due to the increase in sales. Yet the percentage increases are smaller. This indicates we are spending our sales and marketing dollars more efficiently. We did not spend a lot in advertising, benefiting from the highly concentrated customer base. Our sales and marketing expense are mostly exhibition and conference expenses, and promotional money spent with property owners.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for personnel, travel expenses, materials expenses related to ordinary administration, fees for professional services, and provisions for doubtful accounts.

For the three months and nine months ended September 30, 2009, general and administrative expenses were $1,182,000 and $2,503,000, accounting for 6.26% and 6.43% of total revenues, as compared to $571,000 and $1,824,000 or 6.79% and 8.71% of total revenues, respectively, for the corresponding periods of 2008. General and administrative expenses for the three months periods ended September 30, 2009 increased 107.00% and for the nine months periods increased 37.23%, as compared to the same periods of last year. The increase in general and administrative expenses is attributable to provision for doubtful debts in the third quarter of 2009.

Research & Development Expenses

Research and development expenses include remunerations for research and development staff, material expenses, travel expenses and facilities.

For the three months and nine months ended September 30, 2009, research and development expenses were $138,000 and $467,000, accounting for 0.73% and 1.20% of total revenues, as compared to $208,000 and $461,000, or 2.47% and 2.20% of total revenues, respectively, for the corresponding periods of 2008. Research and development expenses for the aforementioned periods decreased by 33.65% and increased by 1.30% respectively, compared to the same periods of 2008.

The increase in research and development expenses is due to our development of new products in the third quarter of 2009. The dollar amount invested in our R&D activities will increase, although the percentage expenditure in terms of total revenue will decrease slightly due to fast increases in revenues.

Net Income

For the three and nine months ended September 30, 2009, our net income was $4,243,000 and $7,362,000, respectively,  representing increases of 278.16% and 96.84% respectively, as compared to the same period in 2008.

LIQUIDITY AND CAPITAL RESOURCES

We generally finance our operations from cash flow generated internally. As of September 30, 2009, we had current assets of $74,956,000. Current assets are comprised of inventories of $6,930,000, accounts receivable of $59,208,000, prepayments, deposits and other receivables of $3,530,000, and cash and cash equivalents of $5,288,000. Current liabilities are comprised of accounts payable of $15,338,000, tax payables of $6,700,000, a short-term bank loan of $3,656,000, and other payables and accruals of $12,420,000.

Our trading terms with our customers are mainly on credit. As of September 30, 2009, our accounts receivable were $59,208,000 compared to $62,136,000 as of December 31, 2008. However long-term receivables are at $18,774,000, compared to zero as of December 31, 2008. The credit period is generally less than one year. But we have about 10% of our project fees paid after 24 months of warranty period. As we stated in our last quarterly report on Form 10-Q, our account receivable in terms of days of sales has come down substantially despite the large increase in revenue in the third quarter over the second quarter. The primary reason for the reduction in our account receivables is:  A large portion of the account receivable that was put on hold due to the consolidation of the wireless communications industry in China has been received as the carriers completed their reorganizations and resumed normal payments.

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

As of September 30, 2009, our inventories were $6,930,000, as compared to $7,843,000 as of December 31, 2008, representing a decrease of 11.64%. The decrease in the inventories was mainly attributable to improvement in our inventory control measures.

As of September 30, 2009, our cash and bank balances were mainly denominated in Renminbi (“RMB”) and United States dollars (“US$”) while our bank borrowings were mainly denominated in RMB. Our revenue and expenses, assets and liabilities are mainly denominated in RMB and US$. Recently, the exchange rate fluctuations in the PRC have led to an appreciation of RMB. This may result in certain exchange risks.

We have still experienced negative cash flows from operating activities for the periods ended September 30, 2009, which is primarily the result of extended turnover periods related to our account receivables. However the negative amount has decreased significantly as compared with that of last quarter.

Our gearing ratio, calculated as total debts over total assets, was 38.89% as of September 30, 2009 and 40.11% as of December 31, 2008, respectively.

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

Not required for smaller reporting company.

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

During the quarter ended September 30, 2009, there were no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TELESTONE TECHNOLOGIES CORPORATION

Date: November 12, 2009	By:	/s/ Han Daqing
Han Daqing, Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2009	By:	/s/ Li Hong
Li Hong, Chief Financial Officer
(Principal Financial Officer)