Form 10-K
period 2009-12-31
TELESTONE TECHNOLOGIES CORP
filed 2010-03-31
CIK 817129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

86-10-8367-0088
(Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Common Stock, $.001 Par Value	The Nasdaq Global Market
(Title of Class)	(Name of each exchange on which registered)

Securities registered under Section 12(g) of the Exchange Act:  none.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):
Yes ☐ No ☑

 The aggregate market value of the  6,366,550 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was $ 25,338,869.00 as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $3.98 per share, as reported by The NASDAQ Stock Market, Inc.

As of March 29, 2010, there were 10,548,264 shares of common stock of Telestone Technologies Corporation outstanding.

PART I	3

ITEM 1. BUSINESS.	3
Corporate History	3
Current Business Operations	5
Our Business Strategies	6
Competitive Advantages	6
Description of Products & Services	8
Research & Development	9
Competition	9
Government Regulation	9
Intellectual Property and Proprietary Rights	10

ITEM 1A RISK FACTORS	11
ITEM 1B UNRESOLVED STAFF COMMENTS

ITEM 2. PROPERTIES.	21

ITEM 3. LEGAL PROCEEDINGS	21

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.	21

PART II	21

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.	21

ITEM 6 SELECTED FINANCIAL DATA	22

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION.
AND RESULTS OF OPERATION	22

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	29

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.	30

ITEM 9A. CONTROLS AND PROCEDURES.	30

ITEM 9B. OTHER INFORMATION.	32

PART III	32

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	32
Indemnification of Officers and Directors
Involvement in Certain Legal Proceedings	34
Compliance with Section 16(a) of the Securities Exchange Act of 1934	34
Meetings and Certain Committees of the Board	35
Stockholder Communications	36
Compensation of Directors	36

ITEM 11. EXECUTIVE COMPENSATION.	36

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.	37

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.	38

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.	38

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	39

SIGNATURES	40

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

On June 17, 2005, Beijing Telestone, with an operational period of 20 years, established Beijing Telestone Wireless Telecommunication Company Limited ("BTWTC") in Beijing, the People's Republic of China (the "PRC"). Beijing Telestone controls BTWTC through contractual arrangements. The registered capital of BTWTC amounts to RMB10 million (approximately US$1.2 million). BTWTC was established to engage in the business of wireless telecommunication networking and system integration.

On July 5, 2007, BTWTC, Shandong Guolian Telecommunication Technology Limited (“Guolian”) and owners of Guolian entered into a Share Transfer Agreement (the “Agreement”). Under the Agreement, 100% equity ownership interests in Guolian and its wholly owned subsidiary, Pan-pacific Telecommunication Company Limited (“Pan-pacific”), was transferred by all of the owners of Guolian to BTWTC. Guolian and Pan-pacific were established in Jinan, Shandong Province, the PRC on February 9, 1999 and October 22, 1999 respectively. The principal business activities of Guolian and Pan-pacific are design, development, production and installation and trading of wireless telecommunication coverage system equipment.

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

Our executive offices are those of Beijing Telestone Technologies Co., Ltd. and are located at Floor 6, Saiou Plaza, No. 5 Haiyang Road, Fengtai Technology Park, Beijing China 100070. Our telephone number is 86-10-83670088.

Business Operations

We are a leading access network solutions provider serving the Chinese market.  Since 1997, we have operated in the Chinese market and in 2006, we expanded marketing efforts to Vietnam, Indonesia, Malaysia, Thailand and India. Since 2007, Beijing Telestone Communication Technology Corp. Ltd was established as one of our subsidiaries focusing on developing and managing our overseas businesses. Currently, marketing has expanded to 28 countries in the world, including the U.S., Vietnam, Mexico, Brazil, Russia, India, The Philippines, Thailand, Ireland, Ecuador, Mongolia, South Africa, Turkey, Indonesia, Colombia, Costa Rica, Argentina, Ukraine, Kazakhstan, Singapore, South Korea, Hong Kong (SAR), Saudi Arabia, New Zealand, Bangladesh, the UAE, Canada and Iceland. Continuous expansion outside of China is one of our core strategies. We believe that the quality of our products and services will allow Telestone to be increasingly competitive internationally.

Our access network solutions include research and development and application of access network technology. In addition to our homegrown access network equipment which includes repeaters, antennas and radio frequency peripherals, we also offer project design, project management, installation, maintenance and other after-sales services required by our customers. Our access network solutions are created to further enhance the coverage of mobile telecommunications networks; this is done to improve the quality of reception for mobile phone users. The solutions we provide to the telecommunications industry cover indoor and outdoor environments, including hotels, residential estates, office buildings, airports, exhibition centers, underground stations, highways and tunnels. In 2006, having successfully completed commercial trials and deployment of our 3D solution, a third generation indoor coverage solution researched and developed by us, we expanded our services to telecommunication technologies markets, including the 3D solution, which utilizes fiber technology in the radio frequency signal distribution to transmit high speed data signals, and the PHS system optimization solution, which transitioned to network optimization phase from network maintenance phase, to address four major issues of wireless networks: network coverage, network planning, network capacity and network disturbance. Our TD-SCDMA repeaters application solutions have flexible network grouping, low construction cost, and convenient and fast equipment installation and removal. Our TD-SCDMA repeaters application solutions can be applied in signal coverage of blind spots such as blocked signal areas, tunnels and temporary meeting rooms. Because the TD-SCDMA system works in 2GHz frequency bands, it has weak penetrability compared with the 800MHz and the 900MHz frequency band of the 2G network. This weak penetrability will cause many blind signal spots and TD-SCDMA repeaters can be used to cover these blind signal spots. We anticipate that the TD-SCDMA repeaters application solutions will be marketable in the PRC as the development of the TD-SCDMA network will be completed in the PRC.

In 2008, we launched a new generation of wireless distribution system, WFDSTM. Combining the technologies of wireless telecom and fiber telecom, WFDSTM is an all-optical network. This system supports all mobile telecom networks and various other networks, including WLAN, FTTH, telephone networks, and video surveillance system. In addition, we believe that WFDSTM can be quickly installed and simply maintained, which realizes for customers the coverage with comparatively low cost. In 2009, WFDSTM has further been applied in our business. We have finished 43 WFDSTM installations to date as of December 31, 2009. And in September 2009, WFDSTM technology successfully passed all FCC testing procedures. The FCC certification will not only apply to the U.S. market, but also to Telestone's WFDSTM products in Central and South America.

We believe the fact that the Chinese telecom restructuring and the issuance of 3G licenses in China with an investment in the construction of the 3G system of approximately $ 70 billion over 2009 to 2011, an average of approximately $23 billion per year, presents an excellent opportunity for our business development. With our advanced technologies, close relationships with the telecom operators in China and strong management team, we believe that we will continue to demonstrate increasingly robust growth in the future.

On January 13, 2010, the State Council issued a directive to accelerate the integration of telecommunications, TV & radio broadcasting and internet access networks into one with a 5-year plan and supporting policies.  The meeting further stated that the integration of the three systems will provide China with a better platform for information sharing and stimulate the economy. The meeting confirmed that they will support local companies to meet the directive's integration goals. Dozens of the companies in the sector trading in the Chinese stock exchanges had trading halts (10% price moves in one day trading) or significant price appreciations after the announcement of the directive. Telestone anticipated such policy moves and has positioned its technologies strategically to benefit such moves— Unification Network Solution.

Since the establishment of Telestone in 1997, we have developed business relationships with both China Mobile Communications Corporation ("China Mobile") and China Unicom Limited ("China Unicom"), along with China Telecom. China Unicom was our main customer in 2006, and this business association accounted for approximately 35.65% of total sales in 2006. In 2007, our main customers were China Mobile and China Unicom, and the revenues from them were 41.92% and 38.69%, respectively. In 2008, our main customers were also China Mobile and China Unicom, and the revenues from them were 47.32% and 42.34%, respectively. In 2009, our main customers were also China Mobile and China Unicom, and the revenues from them were 45.40% and 45.48%. Over three years, our business has grown steadily, and we believe there is a strong potential for further growth.

Revenues Generated in 2007, 2008 and 2009

	2007		2008		2009
	$'000	% of revenue	$'000	% of revenue	$'000	% of revenue
China Mobile	14,076	41.92%	16,719	47.32%	32,634	45.40%
China Unicom	12,993	38.69%	14,958	42.34%	32,688	45.48%
China Netcom	1,407	4.19%	413	1.17%	-	-%
China Telecom	4,101	12.21%	2,123	6.01%	5,324	7.41%
Others	1,001	2.99%	1,116	3.16%	1,233	1.71%
Total	33,578		35,329		71,879

We are committed to the research and development of wireless communication related technology. Over 90% of our technology is developed in-house at our research and development center. We employ an experienced and highly trained professional staff of scientists and engineers that concentrate on the invention and further advances in wireless communication technology, and we have over 100 R&D specialists, some industry experts in telecommunications— all have bachelor’s degree, 40% have master’s degree or above. Since its introduction, our WFDSTM technology as an innovative product has received recognition in the telecommunications industry and has won commendations from several telecommunications carriers.

We have offices in 26 provinces across the PRC, offering sales, project survey, design, project management and installation and maintenance services. We believe that this sales and service strategy enriches our capability to increase our existing customer base in the PRC and enable us to provide timely response to customers’ inquires as well as technical and maintenance service upon our customers' request. Our sales efforts are not focused in or dependent upon any particular regions or provinces of the PRC.

Our Competitive Strengths

We believe that the following competitive strengths enable us to compete effectively and to capitalize on the growth opportunities of our markets:

Strong research and development capability

☐
Our R&D capability is ranked as one of the leaders in technology in the telecommunications industry in the PRC. We have a dependable engineering project management system and an experienced engineering team. Our research and development center is equipped with the latest equipment and testing facilities which give our research and development personnel the tools they require to make significant advances into access network technologies. In addition, we provide our employees with continuing education administered through internal programs. Our proprietary WFDSTM product is one of the leading indoor access network products in China. Compared with other traditional wireless distribution systems, the WFDSTM system has many advantages. Firstly, WFDSTM adopts fiber to transport signals. Based on the low signal loss characteristic of fiber, through which signals can transmit long distances, the main unit (MU) can be placed closer to the signal source and the remote unit (RU) can be placed closer to subscribers.  Therefore, a micro power signal source can be used, which reduces interference and noise, purifies the electromagnetic environment, and expands the coverage area. Secondly, due to the input port of the MU connecting to the signal combiner, WFDSTM systems can support multiple signals access and network integration. WFDSTM provides all communication services access in 500kHz~3GHz broadband bandwidth for subscribers. Thirdly, due to the fact that each node of the system has the same bandwidth and flow characteristics, WFDSTM provides the same communication services for every subscriber. WFDSTM systems are also convenient and flexible for implementing expansion and upgrading of the systems with minimum cost.  Our R&D capabilities are recognized and affirmed by the PRC government and has won accolades such as the Project Certificate of National-level Torch Program and the Project Certificate of Nation-level Spark Program. In addition, a number of our products and systems, several of which have been patented or are patent pending, have been awarded various science and technology honors by PRC provincial and municipal governments. We are focused on increasing our research and development efforts to develop superior and proprietary technologies.

Broad and diverse market base

☐	Our business covers a wide region. We have 26 branches in most of the provinces in China and our business covers approximately 28 countries worldwide.

Experienced marketing staff

☐	We employ a group of experienced telecommunication experts and experienced and technologically savvy marketing staff in China.

Strong customer relations

☐	We have maintained long-term relationships with China Unicom, China Mobile, China Telecom and China Netcom as customers for approximately 13 years.

Governmental support

☐
As a high-tech enterprise with an established track record, our company enjoys the stimulus plans offered by both China’s industry governmental authorities and by local authorities, including the Ministry of Science and Technology, the Ministry of Industry and Information Technology, the Beijing municipal government and the Administrative Committee of Z-Park.

Business Outlook

Based on (i) our performance in 2009, where our revenues increased over 100% from our 2008 revenues, (ii) our expectation that the integration of telecommunications, TV & radio broadcasting and internet access networks in China will start to be implemented in 2010 and (iii) our belief that we have advanced technology and production capabilities and strong R&D capability, we currently expect to increase significantly our income for the year 2010.  We expect that the higher percentage of systems installed by the Company in 2010 will be WFDS systems which command a higher margin, and therefore, our annual gross margin will be the same as or higher for 2010 than our annual gross margin for 2009, which is around 42%, even though our gross margin decreased for the 3rd and 4th quarter of 2009 as a result of the increase of 2G systems installed.  Although there are many factors, including without limitation, changes in the macro economic environment in China and the Chinese government policies related to the telecom industry, that may impact our estimates, we currently expect our revenues for 2010 to increase by 50% compared to that of 2009.  See “Risk Factors” and “Forward Looking Statements”.

Our Strategies

In order to maintain our position as one of the leading companies in the PRC’s access network solutions sector, and expand and diversify our revenue streams, we have adopted the following strategies:

Continue to focus on research and development

We plan to continue to invest in research and development for our key technologies and our products to enhance our leading position in access network technology and take full advantage of the PRC’s investment in the 3G networks. We have dedicated research and development to access network solutions for the continued development of our business.

Seek selective acquisitions and strategic investments

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

Strengthen international market presence

We plan to also focus on increasing our presence in markets outside of the PRC. We will continue to strengthen our presence overseas by leveraging our expertise and leading access network products and solutions. In the United States, we plan to seek cooperation with peers that have strong research and development ability, and develop technology and products that fit the market of the PRC. However, we also find partners within the integration business and sell our products, as our products have a significant cost advantage. In developing countries, we only seek cooperation with local integration partners to deliver our access network solution technologies, whom we then work with to set up our local products distribution channels

Description of Products & Engineering Services

We design and sell electronic equipment used to provide access network solutions for our customers. Many of these types of equipment are highly specialized active microwave components designed to meet the needs of our customers, including WFDSTM products, RFPA products, passive components and base station antenna for 2G, 3G, Broadband access and CATV networks.

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

Research & Development

We maintain a research and development center where the majority of our products are designed by our staff of engineers and scientists. Our research and development center is equipped with the latest equipment and testing facilities which give our research and development personnel the tools they require to make significant advances into access network technologies. The center comprises several professional research departments including our Wire-less Device Department, Active Parts Department, Antenna & Passive Products Department, Computer Application Department and Mechanical Structure Department. We seek to remain at the forefront of current and future technologies, paying close attention on a constant basis to evolving development trends in domestic and international technologies. Our R&D capabilities are recognized and affirmed by the PRC government and has won accolades such as the Project Certificate of National-level Torch Program and the Project Certificate of Nation-level Spark Program. In addition, a number of our products and systems, several of which have been patented or are patent pending, have been awarded various science and technology honors by PRC provincial and municipal governments. Currently the research center has one department that is focusing on technology standards and system solutions and another department that is focusing on the research and development of fiber and RF equipment. These two departments work on designing new products to meet the expected increased demand for 3G wireless products in the PRC.

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

The telecommunications industry, including certain access network solution provider services, is highly regulated in the PRC. Regulations issued or implemented by the State-owned Assets Supervision and Administration Commission of the State Council, Ministry of Information Industry of PRC and other relevant government authorities cover many aspects of telecommunications network operations, including entry into the telecommunications industry, the scope of permissible business activities, interconnection and transmission line arrangements, tariff policy and foreign investment.

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

We have obtained 13 patent certificates. Currently, 22 of our filed patent applications are under review, of which 17 have received the notification of acceptance of the application from the State Intellectual Property Office of the People's Republic of China. Our company will continue to put great effort towards protecting our intellectual property rights.

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

Risks Related to Our Business and Operations

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

We rely on a small number of significant customers.

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

All of our agreements with our customers are for short term projects or sales of equipment. While we believe that our significant relationships with China Unicom and China Mobile will likely provide additional sales agreements in the future, none of our customers are contractually bound to purchase any products or services from us in the future.  If our customers do not continue to purchase products or services from us in the future, our business, financial condition and results of operations could be adversely affected.

We depend on a limited number of suppliers.

We rely on certain suppliers to provide us various pieces of telecommunications equipment. If we were to lose our relationship with those suppliers, we may experience difficulties finding a suitable replacement for our equipment needs, and our business and operations could be adversely affected.

We face intense competition.

The market for access network solutions services is intensely competitive in the People’s Republic of China. There are numerous other access network service providers with which we compete for business. There are low barriers to entry for new competitors in our market and our business may experience a negative impact as a result of increased competition. In addition, our existing or potential competitors may in the future achieve greater market acceptance and gain additional market share, which in turn could reduce our revenues and operations.

We depend on key personnel for the success of our business.

Our business may be severely disrupted if we lose the services of our key executives and employees or fail to add new senior and middle managers to our management. Our future success is heavily dependent upon the continued service of our key executives, particularly Han Daqing, our Chief Executive Officer and President, Li Hong, our Chief Financial Officer and Yong Shiqin, our Chief Operating Officer. Our future success is also dependent upon our ability to attract and retain qualified senior and middle managers to our management team. If one or more of our current or future key executives and employees are unable or unwilling to continue in their present positions, we may not be able to easily replace them, and our business may be severely disrupted. In addition, if any of these key executives or employees joins a competitor or forms a competing company, we could lose customers and suppliers and incur additional expenses to recruit and train personnel. Each of our executive officers has entered into an employment agreement with us.

We also rely on a number of key technology staff for the operation of our Company. Given the competitive nature of our industry, the risk of key technology staff leaving our Company is high and could disrupt our operations.

We rely on a third party production center.

We utilize a third party production center for the manufacture of the products we sell to our customers. Although we are parties to a memorandum of cooperation regarding such manufacturing arrangement, we cannot be assured that such cooperation will continue indefinitely. Should we be required to utilize a different source for our manufactured products our costs could be adversely affected.

Rapid growth and a rapidly changing operating environment may strain our limited resources.

We will need to increase our investment in our technology infrastructure, facilities and other areas of operations, in particular our product development, in order to facilitate our growth. If we are unable to manage our growth and expansion effectively, the quality of our products and services, and in turn, our customer support, could deteriorate and our business and results of operations may suffer. Our future success will depend on, among other things, our ability to:

•	continue to develop through our research and development facilities new technologies acceptable to the PRC market;

•	continue training, motivating and retaining our existing employees and attract and integrate new employees, including our senior management;

•	develop and improve our operational, financial, accounting and other internal systems and controls; and

•	maintain adequate controls and procedures to ensure that our periodic public disclosure under applicable laws, including U.S. securities laws, is complete and accurate.

We may not be able to adequately protect our intellectual property, and we may be exposed to infringement claims by third parties.

We rely primarily on a combination of copyright laws and contractual restrictions to establish and protect our intellectual property rights. Monitoring unauthorized use of our information services is difficult and costly, and we cannot be certain that the steps we take will effectively prevent misappropriation of our technology and content. Our management may determine in the future to register for copyrights, trademarks or trade secret protection if management determines that such protection would be beneficial and cost-effective.

From time to time, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of our resources. In addition, parties may initiate litigation against us for alleged infringement of their proprietary rights. In the event of a successful claim of infringement and our failure or inability to develop non-infringing technology, content or license the infringed or similar technology or content on a timely basis, our business could suffer. Moreover, even if we are able to license the infringed or similar technology or content, license fees that we pay to licensors could be substantial or uneconomical.

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

Risks Related To Doing Business in China

A downturn in the Chinese economy may slow down our growth and profitability.

The growth of the Chinese economy has been uneven across geographic regions and economic sectors. There can be no assurance that growth of the Chinese economy will be steady or that any downturn will not have a negative effect on our business. Our profitability will decrease if expenditures for wireless services decrease due to a downturn in the Chinese economy. In addition, increased penetration of wireless services in the less economically developed central and western provinces of the PRC will depend on those provinces achieving certain income levels, so that mobile phones and related services become affordable to a significant portion of the population.

Government regulation of the telecommunications industry may become more complex.

Government regulation of the telecommunications industry is highly complex. New regulations could increase our costs of doing business and prevent us from efficiently delivering our services. These regulations may stop or slow down the expansion of our user base and limit the access to our services.

Our ability to generate revenues could suffer if the Chinese market for access network solutions services does not develop as anticipated.

The wireless services market in the PRC has evolved rapidly over the last four years, with the introduction of new services, development of consumer preferences, market entry by new competitors and adaptation of strategies by existing competitors. We expect each of these trends to continue, and we must continue to adapt our strategy to successfully compete in our market.

In particular, we currently offer a wide range of access network solutions services for mobile phones using 2G technologies including GSM/CDMA/PHS/WLAN and are developing access network solutions for 3G mobile phones. There can be no assurance, however, that any of these 2G or 3G technologies and any services compatible with them will be accepted by consumers or promoted by the mobile operators. Accordingly, it is extremely difficult to accurately predict consumer acceptance and demand for various existing and potential new offerings and services, and the future size, composition and growth of this market.

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

The Chinese legal system is a civil law system based on written statutes.  Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally used.  The overall effect of legislation enacted over the past 20 years has been to enhance the protections afforded to foreign invested enterprises in China.  However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly and their interpretation and enforcement involves uncertainties.  In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect.  As a result, we may not be aware of our violation of these policies and rules until some time after the violation.  These uncertainties could limit the legal protections available to foreign investors, such as the right of foreign invested enterprises to hold licenses and permits such as requisite business licenses.  In addition, all of our executive officers and our directors are residents of China, and substantially all the assets of these persons are located outside the U.S.  As a result, it could be difficult for investors to effect service of process in the U.S., or to enforce a judgment obtained in the U.S. against us or any of these persons.

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

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

China only recently has permitted provincial and local economic autonomy and private economic activities. Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%. These factors have led to the adoption by Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. While inflation has been more moderate since 1995, high inflation may in the future cause Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

Cessation of the preferential rate of income tax may have an adverse impact on our net income.

China passed a new PRC Enterprise Income Tax Law and its implementing rules, both of which became effective on January 1, 2008. The PRC Enterprise Income Tax Law (“EIT Law”)  reduces the statutory rate of enterprise income tax from 33% to 25%, and permits companies established before March 16, 2007 to continue to enjoy their existing tax incentives, adjusted by certain transitional phase-out rules. Administrative regulations shall gradually become subject to the New EIT Law rate over a five-year transition period starting from the date of effectiveness of the New EIT Law. However, certain qualifying high-technology enterprises may still benefit from a preferential tax rate of 15% if they are enterprises in certain State-supported high-tech industries to be later specified by the government. As a result, if Telestone’s PRC subsidiaries qualify as “high-technology enterprises,” they will continue to benefit from the preferential tax rate of 15%, subject to transitional rules implemented from January 1, 2008. Otherwise, the applicable tax rate of its PRC subsidiaries may gradually increase to the unified tax rate of 25% by January 1, 2013 under the New EIT Law and the Implementing Rules. If its PRC subsidiaries cease to qualify as “high-technology enterprises”, Telestone’s financial condition and results of operations could be materially and adversely affected.

A new Chinese law may impact our ability to make acquisitions of Chinese businesses.

On August 8, 2006, six PRC regulatory agencies namely, the PRC Ministry of Commerce, the State Assets Supervision and Administration Commission (“SASAC”), the State Administration for Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission (“CSRC”), and the State Administration of Foreign Exchange (“SAFE”), jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “New M&A Rule”), which became effective on September 8, 2006. The New M&A Rule purports, among other things, to require offshore special purpose vehicles, or SPVs, formed after the effective date, for overseas listing purposes, through acquisitions of PRC domestic companies and controlled by PRC companies or individuals, to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock exchange.

The Company intends to make acquisitions of Chinese businesses in the future. There are uncertainties regarding the interpretation and application of current or future PRC laws and regulations, including the New M&A Rule and there uncertainties could make it difficult or impossible to make acquisitions of Chinese businesses in the future.

The fluctuation of the Renminbi may materially and adversely affect your investment.

        The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. Any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from this offering of our common stock into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations.

        Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of the Renminbi we convert would be reduced. Any significant devaluation of Renminbi may reduce our operation costs in U.S. dollars but may also reduce our earnings in U.S. dollars. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

        Since 1994 the PRC has pegged the value of the Renminbi to the U.S. dollar. We do not believe that this policy has had a material effect on our business. There can be no assurance that Renminbi will not be subject to devaluation. We may not be able to hedge effectively against Renminbi devaluation, so there can be no assurance that future movements in the exchange rate of Renminbi and other currencies will not have an adverse effect on our financial condition.

        In addition, there can be no assurance that we will be able to obtain sufficient foreign exchange to pay dividends or satisfy other foreign exchange requirements in the future.

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

You may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited. All of our subsidiaries are incorporated in non-U.S. jurisdictions, we conduct substantially all of our operations in China, and all of our officers reside outside the United States.

We conduct substantially all of our operations in China through our wholly owned subsidiaries in China. All of our officers reside outside the United States and some or all of the assets of those persons are located outside of the United States. As a result, it may be difficult or impossible for you to bring an action against us or against these individuals in China in the event that you believe that your rights have been infringed under the securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of the PRC may render you unable to enforce a judgment against our assets or the assets of our directors and officers. As a result of all of the above, our public stockholders may have more difficulty in protecting their interests through actions against our management, directors or major stockholders than would stockholders of a corporation doing business entirely within the United States.

Risks Related To Our Shares

The market price for our common stock is volatile.

The market price for our common stock is highly volatile and subject to wide fluctuations in response to factors including the following:

•	Actual or anticipated fluctuations in our quarterly operating results;

•	Announcements of new products and services by us or our competitors;

•	Changes in financial estimates by securities analysts;

•	Changes in the economic performance or market valuations of other companies providing similar products and services;

•	Announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Additions or departures of key personnel;

•	Potential litigation;

•	Conditions in the mobile phone market; or

•	Weak liquidity.

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

We may issue additional shares of our capital stock to raise additional cash for working capital or for other purposes. If we issue additional shares of our capital stock, our stockholders will experience dilution in their respective percentage ownership in the company and may experience dilution in the value of their shares.

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

A large portion of our common stock is held by a small number of stockholders. As of March 29, 2010, our directors and officers collectively owned approximately 30.62% of the company’s outstanding common stock. As a result, these stockholders are able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the market price of the common stock or prevent our stockholders from realizing a premium over the market prices for their shares of common stock.  In addition, the occurrence of sales of a large number of shares of our common stock, or the perception that these sales could occur, may affect our stock price and could impair our ability to obtain capital through an offering of equity securities. Furthermore, the current ratios of ownership of our common stock reduce the public float and liquidity of our common stock which can in turn affect the market price of our common stock.

There is no assurance of an established public trading market, which would adversely affect the ability of investors in our company to sell their securities in the public markets.

        Although our common stock trades on the NASDAQ’s automated quotation system (the “NASDAQ Stock Market”), a regular trading market for the securities may not be sustained in the future. Market prices for our common stock will be influenced by a number of factors, including:

•	the issuance of new equity securities;

•	changes in interest rates;

•	competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	variations in quarterly operating results;

•	change in financial estimates by securities analysts;

•	the depth and liquidity of the market for our common stock;

•	investor perceptions of our company and the technologies industries generally; and

•	general economic and other national conditions.

The limited prior public market and trading market may cause volatility in the market price of our common stock.

        Our common stock is currently traded on the NASDAQ under the symbol “TSTC.” The quotation of our common stock on the NASDAQ does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus subject to volatility. In the absence of an active trading market:

•	investors may have difficulty buying and selling or obtaining market quotations;

•	market visibility for our common stock may be limited; and

•	a lack of visibility for our common stock may have a depressive effect on the market for our common stock.

We do not anticipate paying dividends on our common stock.

        We have never paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future. Our directors intend to follow a policy of retaining all of our earnings, if any, to finance the development and expansion of our business.

Broker-dealer requirements may affect trading and liquidity.

        Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account.

        Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock.” Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of our restricted stock in the public marketplace could reduce the price of our common stock.

        From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations. The SEC has recently adopted amendments to Rule 144 which became effective on February 15, 2008. Under these amendments, a person who has beneficially owned restricted shares of our common stock or warrants for at least six months would be entitled to sell their securities provided that (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding, a sale and (ii) we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale.

        Persons who have beneficially owned restricted shares of our common stock or warrants for at least six months but who are our affiliates at the time of, or at any time during the three months preceding, a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of either of the following:

•	1% of the total number of securities of the same class then outstanding; or

•	the average weekly trading volume of such securities during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale;

provided, in each case, that we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale.

Such sales both by affiliates and by non-affiliates must also comply with the manner of sale, current public information and notice provisions of Rule 144.

ITEM 2.	PROPERTIES

We currently occupy 46 offices, including one branch office in which we maintain certain ownership rights. The balance of our office space is leased by us under lease arrangements we deem to be satisfactory. In addition we lease 48 buildings used by us as warehouses and dormitories in the PRC and one building as our research and development center. We lease our headquarters, located at Floor 6 and Floor 5, Saiou Plaza, No. 5 Haiying Road, Fengtai Technology Park, Beijing, PRC 100070, for $237,881 per year, pursuant to an operating lease that expires in June 2011.

ITEM 3.	LEGAL PROCEEDINGS

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our current report on Form 8-K filed with the SEC on November 24, 2009 is incorporated by reference herein in its entirety.

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

Holders. As of March 29, 2010, we had 227 holders of shares of common stock of record.

The following table sets forth the quarterly average high and low bid prices per share for the common stock for the past two years:

	Common Stock
Fiscal Year Ended December 31, 2008	High	Low
First Quarter	$6.61	$4.00
Second Quarter	$5.10	$3.22
Third Quarter	$4.25	$1.00
Fourth Quarter	$2.87	$0.63

	Common Stock
Fiscal Year Ended December 31, 2009	High	Low
First Quarter	$2.38	$0.92
Second Quarter	$4.60	$1.43
Third Quarter	$7.25	$3.66
Fourth Quarter	$21.67	$6.71

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

Securities Authorized for Issuance Under Equity Compensation Plans. As of the fiscal year ended December 31, 2009, we have no shares of our common stock or preferred stock that are issued under compensation plans approved by our security holders.

Outstanding Warrants.  In February 2007, we sold in a private placement an aggregate of 133,888 warrants to purchase shares of our common stock to certain investors.  The investor warrants are exercisable for a period of four years, beginning six months after the date of issuance until August 23, 2011 at an exercise price of $11.60 per share.  The exercise price for the investor warrants is subject to an adjustment upon certain issuances by the Company of its common stock below the price per share paid by the investors; provided, however, that the exercise price may not be adjusted below $10.10 per share. The warrants certain cashless exercise feature.  In addition, we issued our placement agent in connection with private placement a warrant to purchase 43,515 shares of our common stock. The agent warrant is on the same terms as the investor warrants. In January 2010, certain investors of the warrants and the agent exercised the warrants pursuant to the cashless exercise terms. In March 2010, we issued 40,000 warrants to our corporate publicist. The warrant has an exercise price of $18.73 per share and exercisable until September 9, 2013. It does not contain a cashless exercise feature. Currently, there are 125,666 such warrants outstanding.

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

Overview

We are a leading access network solutions provider serving the Chinese market.  Since 1997, we have operated in the Chinese market and in 2006, we expanded marketing efforts to Vietnam, Indonesia, Malaysia, Thailand and India. Since 2007, Beijing Telestone Communication Technology Corp. Ltd was established as one of our subsidiaries focusing on developing and managing our overseas businesses. Currently, marketing has expanded to 28 countries in the world, including the U.S., Vietnam, Mexico, Brazil, Russia, India, The Philippines, Thailand, Ireland, Ecuador, Mongolia, South Africa, Turkey, Indonesia, Colombia, Costa Rica, Argentina, Ukraine, Kazakhstan, Singapore, South Korea, Hong Kong (SAR), Saudi Arabia, New Zealand, Bangladesh, the UAE, Canada and Iceland. Continuous expansion outside of China is one of our core strategies. We believe that the quality of our products and services will allow Telestone to be increasingly competitive internationally. Our access network solutions business comprises research, development and application of access network technology. In addition to sales of our internally designed wireless communication equipment, including repeaters, antennas and radio frequency accessories, we also provide project design, project management, installation, maintenance and other after-sales services in accordance with our customers' requirements. Since the establishment of Telestone in 1997, we have gradually developed business relationships with China Mobile, China Unicom, China Telecom (the“Big 3”), which currently are our main customers. During 2009, we saw a significant improvement in revenue from sales of our products and services to China Mobile, China Unicom and China Telecom. Furthermore, consolidate relationships with the Big 3 by providing technically advanced products and infrastructure solutions for 3G upgrade. Meanwhile, we improved our business relationships with wireless system equipment vendors within China.

 In 2009, our benchmark technology WFDS has further been applied in our business. We have finished 43 WFDS installations as of December 31, 2009. This 3G technology provides higher margins than the old 2G RFPA technology, which has more competition due to its maturity and wider applications in the market place. Internationally WFDS technology passed the U.S. FCC certification in September 2009. This has cleared the last hurdle for the Company to apply this advanced technology in North and South American markets. Due to its superior performance, substantial cost savings to carriers, easy installation and minimal intrusion to property owners, as well as its low-power low-radiation environment-friendly characteristics, we expect that our WFDS technology will expand our market share.

In 2009, due to the high technology content in our business and continued efforts in developing our market leading technologies, we have been receiving many awards, certifications and top ratings in advanced technology development by  China’s local and central government agencies and organizations, which promote technology development in the national and local markets. Most recently BTWTC has been certified as a “High and New Technology Enterprise” by the Beijing Municipal Government. In addition, our trademark has been recognized as a well-known trademark of Beijing by local Industry and Commerce Bureau.  In addition, we have won the title of A-Rated Good Credit enterprise which entitles us to credits guaranteed by Beijing Z-Park Sci-tech Guarantee Co. funded by the Chinese government.

SIGNIFICANT ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 reflect the more significant judgments and estimates used in preparation of our financial statements. We believe there have been no material changes to our critical accounting policies and estimates for the year ended December 31, 2009 compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operation

Our operating results are presented on a consolidated basis for the fiscal year ended December 31, 2009, as compared to the fiscal year ended December 31, 2008.

For the year ended December 31, 2008 and 2009, a tabular summary of results of operations is as follows:

Item	2008		2009		Comparisons
	$'000	% of revenue	$'000	% of revenue	$'000%
Revenue	35,329		71,879		36,550	103.46%
Equipment and services costs	17,133	48.50%	41,402	57.60%	24,269	141.65%
Gross profit	18,196	51.50%	30,477	42.40%	12,281	67.49%
Sales and marketing expenses	4,620	13.08%	10,607	14.76%	5,987	129.59%
General and administrative expenses	3,810	10.78%	1,999	2.78%	-1,811	-47.53%
Research and development expenses	527	1.49%	1,768	2.46%	1,241	235.48%
Depreciation and Amortization	295	0.84%	326	0.45%	31	10.51%
Interest expenses	298	0.84%	290	0.40%	-8	-2.68%
Other income, net	177	0.50%	405	0.56%	228	128.81%
Net Income before income tax	8,823	24.97%	15,892	22.11%	7,069	80.12%
Income tax	1,774	5.02%	3,354	4.67%	1,580	89.06%
Net income	7,049	19.95%	12,538	17.44%	5,489	77.87%

We derive our revenues primarily from capital expenditures made by the PRC’s telecommunications carriers. Our operating revenues are composed of sales of wireless equipment and service sales that include system integration, engineering services, technical support, wireless network optimization and network maintenance.

Our consolidated net income increased by 77.87% to $12,538,000 for the year ended December 31, 2009, as compared to the prior fiscal year of 2008. This increase is attributable to an increase in revenue of 103.46% in fiscal year 2009 as compared to fiscal year 2008. For the year ended December 31, 2009, our net income before income tax increased by 80.12% to $15,892,000, as compared to $8,823,000 in 2008.

For the years ended December 31, 2008 and 2009, a tabular summary of our revenue is as follows:

	2008		2009		Growth
	$'000	% of revenue	$'000	% of revenue	$'000%
Product sales	17,132	48.89%	30,162	41.96%	13,030	76.06%
Service sales	18,197	51.51%	41,717	58.04%	23,520	129.25%
Total	35,329		71,879		36,550	103.46%

Our revenue for the year ended December 31, 2009 was $71,879,000, representing an increase of approximately 103.46% from the prior year of 2008. Product sales for the year ended December 31, 2009 were $30,162,000, representing an increase of 76.06% from the prior year of 2008. Service sales for the year ended December 31, 2009 was $41,717,000, representing an increase of 129.25% from the prior year of 2008. The increase in our product sales is primarily due to the telecom carriers increasing their investments in 3G fixed assets. We benefited from ongoing transition from 2G to 3G technologies, with more opportunities for our equipment sales.

During the year ended December 31,2009, our service sales increased significantly resulting from telecommunications operators in China implementing 2G reformation and 3G construction on a wide scale. We utilized this business opportunity to obtain more service projects.

	2008		2009		Growth
	$’000	% of revenue	$’000	% of revenue	$	’000%
China Mobile	16,719	47.32%	32,634	45.40%		15,915	95.19%
China Unicom	14,958	42.34%	32,688	45.48%		17,730	118.53%
China Telecom	2,123	6.01%	5,324	7.41%		3,201	150.78%
Others	1,116	3.16%	1,233	1.71%		117	10.48%
China Netcom	413	1.17%	-	-		-413	-100%
Total	35,329		71,879			36,550

Revenues from the wireless telecom carriers were the Company’s major source of revenue during the year ended December 31, 2009, and the majority of such revenues were generated from China Mobile and China Unicom.

For the year ended December 31, 2009, our revenues generated from China Mobile accounted for 45.40% of our total revenue in 2009, representing an increase of 95.19% compared to that of last year. The increased revenue from China Mobile were mainly attributable to the fact that we won several large integrated service bids from the third phase of China Mobile's TD-SCDMA construction in Chongqing City, Shandong Province and other provinces.

Our revenue generated from China Unicom accounted for 45.48% of total revenue in 2009, representing an increase of 118.53% compared to that of 2008. We won several centralized bids for the sale of equipment to China Unicom.

Our revenue generated from China Telecom accounted for 7.41% of our total revenue in 2009, representing an increase of 150.78% compared to that of 2008. The increased revenues from China Telecom were mainly attributable to China Telecom’s increasing investments in the 3G sector. China Telecom is a late comer in China’s wireless telecommunications industry. It is traditionally a fixed line telecommunication service provider. However, it is expanding into the wireless market with its own standards and large investments.

Sales to overseas and other customers accounted for 1.71% of total revenue in 2009, representing an increase of 10.48% compared to that of 2008.

Gross profit. Our gross profit on product sales and service sales was $30,477,000 in 2009, representing an increase of 67.49% as compared to $18,196,000 in 2008.

For the years ended December 31, 2008 and 2009, a tabular summary of the condensed statement of operations is presented below:

	2008		2009		Growth
	$’000	% of revenue	$'000	% of revenue	$'000%
Revenue	35,329		71,879		36,550	103.46%
Equipment and services costs	17,133	48.50%	41,402	57.60%	24,269	141.65%
Gross profit	18,196	51.50%	30,477	42.40%	12,281	67.49%

During 2009, our gross profit increased due to an increase in revenues.

Gross profit margin. Our gross profit margin on product and service sales was 42.40% in 2009, as compared to 51.50% in 2008. Our gross margin decreased as compared with the prior year of 2008 due to the increase of costs of equipment and services than revenue. Price was depressed due to centralized purchase by telecommunication operators and the rapid growth in the telecommunication market generated fierce competition. Therefore, costs of construction works increased accordingly

 Net income. Our consolidated net income increased by 77.87% to $12,538,000 for the year ended December 31, 2009, as compared to 2008. This increase is attributable to an increase in revenue of 103.46% in 2009. For the year ended December 31, 2009, our net income before income tax increased by 80.12% to $15,892,000, compared to $8,823,000 in 2008.

Equipment and service costs. Equipment and service costs were approximately $41,402,000 or 57.60% of revenue for the year ended December 31, 2009, as compared to $17,133,000, or 48.50% of revenue for 2008. For the year ended December 31, 2009, our equipment and services costs increased by 141.65%, compared to 2008.

Sales and Marketing expenses. Sales and marketing expenses were approximately $10,607,000 or 14.76% of our revenue for the year ended December 31, 2009 and were $4,620,000, or 13.08% of our revenue for the year ended December 31, 2008. The increase in sales and marketing expenses is due to our increase in sales.

General and Administrative expenses. General and administrative expenses were $1,999,000 or 2.78% of our revenue for the year ended December 31, 2009, as compared to $3,810,000 or 10.78% of revenue for 2008. Through our budgetary control practices in 2009, we reduced our general and administrative expenses.

Research and Development expenses. Research and development expenses were $1,768,000 or 2.46% of revenues for the year ended December 31, 2009, as compared to $527,000, or 1.49% of revenues in 2008. The main reason for this increase is that we focused on R&D to keep our industry leadership position and high margins. Thus, we increased our investments in R&D activities in order to finished approximately fifteen research and development projects in 2009.

Liquidity and Capital Resources

We generally finance our operations from cash flow generated internally and from bank loans. As of December 31, 2009, we had current assets of $112,440,000. Current assets comprised inventories of $4,442,000, accounts receivable of $89,005,000, prepayments of $1,223,000, other current assets of $4,574,000, due from related parties of $1,963,000, and cash and cash equivalents of $11,233,000. Current liabilities comprised accounts payable of $15,678,000, customer deposits for sales of equipment of $1,582,000, tax payables of $7,132,000, short-term loan $5,850,000 due to related parties of $4,947,000 and other payables and accruals of $16,473,000.

Our net cash inflow from operating activities was $865,000 for the year ended December 31, 2009. At December 31, 2009, cash and cash equivalents were $11,233,000. Current assets were $112,440,000 and current liabilities were $51,662,000, reflecting a current ratio (current assets/current liabilities) of 2.18:1.

Our trading terms with our customers are mainly on credit. The credit period is generally less than one year. The accounts receivable turnover period for the year ended December 31, 2009 was 358 days compared to 553 days for the year ended December 31, 2008. Inventory turnover period for the year ended December 31, 2009 was 114 days, compared to 278 days in 2008.

Our account receivables in terms of days of sales has decreased substantially despite the large increase in revenue in the year ended December 31, 2009 as compared to the year of 2008. The primary reason for the reduction in our account receivables turnover days is that a large portion of the account receivables that was put on hold due to the restructuring of the access network industry in China has been received as the carriers completed their reorganizations and resumed normal payments.

We experienced a longer accounts receivable turnover period than some of our competitors, due to traditionally long payment periods from China’s state-controlled telecom carriers. Telestone continues to believe that all of our outstanding accounts receivables will be paid as our major customers, China Mobile, China Unicom, and China Telecom, are state owned and we have not experienced any significant bad debts from them in the past.

Our inventory turnover period decreased for the year ended December 31, 2009 as compared to the year ended December 31, 2008 due to internal improvements in our inventory control measures.

As of December 31, 2009, our cash and bank balances are mainly denominated in RMB and United States dollars while our bank borrowings are mainly denominated in RMB. Our revenue, expenses, assets and liabilities are mainly denominated in RMB and United States dollars. Recently, the exchange rate fluctuations in the PRC have led to an appreciation of currency. This may result in certain exchange risks.

Capital structure and solvency. We have cash and cash equivalents in the amount of $11,233,000 for the year ended December 31, 2009. As of December 31, 2009, our total assets were $116,740,000 and our total liabilities were $51,662,000, reflecting a gearing ratio of 79.38%. Our gearing ratio, calculated as total liabilities over equity, was 79.38% and 66.96% as of December 31, 2009 and 2008, respectively. The increase in our gearing ratio is due to the increase in accounts payable and bank financing.

Asset utilization and efficiency. As of December 31, 2009, our total assets were $116,740,000 and our operating revenue was $71,879,000 for the year ended December 31,2009, reflecting a total asset turnover of 61.57%.

Accounts Receivable
As of December 31, 2009, our accounts receivables were $89,005,000 as compared to $62,136,000 for the year ended December 31, 2008.

The credit period is generally for a period of six to nine months. Accounts receivable are stated at the amount billed to customers. Accounts receivables are presented net of an allowance for doubtful accounts. Our estimate of allowance for doubtful account is based on a variety of factors, including historical collection experiences, existing economic conditions and a review of the current status of the receivable. For the year ended December 31, 2009 and 2008, allowance for doubtful accounts were $6,174,000 and $5,776,000 respectively. Our long credit period is because our major customers are the three major players in China telecom market (“China Mobile”, “China Unicom” and “China Telecom”). Due to their monopoly in China’s telecom market, we are at a disadvantage in negotiations regarding payments/credit period.

We have made attempts to adequately address accounts receivable turn-over problems and have made efforts to shorten the collection period. As a result, accounts receivable turnover days have been shortened to 358 days.

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
(3) Our business strategy is to encourage sales to the branches of China Mobile, China Telecom, China Unicom who have good payment records such as Shandong Unicom, Tianjin Unicom, and Beijing Unicom. We believe these measures will optimize the structure of our account receivables and minimize our financial risks in the future.

Major Milestones of 2009

The U.S. Federal Communications Commission Approved WFDSTM Technology—the WFDSTM system had a successful debut at the April 2009 CTIA trade show in Las Vegas. After the trade show, Telestone assembled a team for the sole purpose of completing the FCC certification process for the system's equipment. In September 2009, Telestone's proprietary WFDSTM technology, which provides for indoor multi-services access networks, successfully passed all FCC testing procedures. The FCC certification license will not only apply to the U.S. market, but also to Telestone's WFDSTM products in Central and South America. Coupled with successful installations for this new fiber-optic equipment in China, we believe  that this approval is a significant milestone in the Company's efforts to gain market share in North and South American markets.

Beijing Municipal Enterprise Technology Center Approved Telestone Technologies Corporation in 2009. Telestone was selected as the 12th group of the Beijing Municipal Enterprise Technology Center. In March 2009, Telestone entered into the selection. After over three months of selection, Telestone obtained approval with other 53 other enterprises. In recent years, in order to promote the independent innovation and long-term development, Telestone continued to invest investing in proprietary research an development. We believe that being certified by the Beijing Municipal Enterprise Technology Center is an approval of Telestone’s technology innovation capability and also approval of Telestone as  an enterprise in a leadership position in the telecommunications industry.

In July of 2009, Telestones won bids from the third stage construction of China Mobile’s TD-SCDMA. We believe that this further support Telestone's leading position in providing indoor coverage systems and indoor distribution system integration programs.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements.

Contingent Liabilities. We recognize our revenue upon the completion of contracts and have made full tax provision in accordance with relevant national and local laws and regulations of the PRC. A contract is considered completed upon completion of all essential contract work and when installation has been accepted by the customer. It is the common practice in the PRC that invoices are not issued to customers until payments are received. We follow the practice of reporting our revenue for PRC tax purposes when invoices are issued. All unbilled revenue will become taxable when invoices are issued. Despite the fact that we have made full tax provision in the financial statements, we may be subject to surcharge and penalty for the deferred reporting of tax obligations. The Board of Directors considers it is unlikely that the tax surcharge and penalty will be imposed.

Remuneration Policies
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

Index to Consolidated Financial Statements

Telestone Technologies Corporation

Report of Independent Registered Public Accounting Firm

To the Audit Committee, Stockholders and Board of Directors
Telestone Technologies Corporation

We have audited the accompanying consolidated balance sheets of Telestone Technologies Corporation and its subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations and other comprehensive income, changes in stockholders' equity and cash flows for each of the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

Mazars CPA Limited
Certified Public Accountants
Hong Kong
Date: March 31, 2010

Telestone Technologies Corporation

Consolidated Statements of Operations and Other Comprehensive Income
Years ended December 31, 2009 and 2008

		Years ended December 31,
		2009	2008
	Note	US$’000	US$’000
Operating revenues:
Net sales of equipment		30,162	17,132
Service income		41,717	18,197

Total operating revenues		71,879	35,329

Cost of operating revenues:
Cost of net sales		19,697	10,415
Cost of service		21,705	6,718

Total cost of operating revenues		41,402	17,133

Gross income		30,477	18,196

Operating expenses:
Sales and marketing		10,607	4,620
General and administrative		1,999	3,810
Research and development		1,768	527
Depreciation and amortization		326	295

Total operating expenses		14,700	9,252

Operating income		15,777	8,944

Interest expense		(290)	(298)
Other income, net		405	177

Income before income taxes		15,892	8,823

Income taxes	10	(3,354)	(1,774)

Net income		12,538	7,049

Other comprehensive income
Foreign currency translation adjustment		109	2,556

Comprehensive income		12,647	9,605

Earnings per share:	3

Weighted average number of common stock outstanding
Basic		10,404,550	10,404,550
Dilutive effect of warrants		-	31,578

Diluted		10,404,550	10,436,128

Net income per share of common stock		US$	US$

Basic		1.21	0.68

Diluted		1.21	0.68

The accompanying notes are an integral part of these consolidated financial statements.

Telestone Technologies Corporation

Consolidated Balance Sheets
As of December 31, 2009 and 2008

		As of December 31,
		2009	2008
	Note	US$’000	US$’000
Current assets:
Cash and cash equivalents		11,233	7,866
Accounts receivable, net of allowance	5	89,005	62,136
Due from related parties	14	1,963	1,826
Inventories, net of allowance	9	4,442	7,843
Prepayment		1,223	2,347
Other current assets		4,574	1,352

Total current assets		112,440	83,370

Goodwill	7	3,119	3,119
Property, plant and equipment, net	6	1,181	1,050

		4,300	4,169

Total assets		116,740	87,539

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term bank loans	8, 14	5,850	2,918
Accounts payable – Trade		15,678	11,776
Customer deposits for sales of equipment		1,582	739
Due to related parties	14	4,947	1,673
Income tax payable		7,132	6,805
Accrued expenses and other accrued liabilities		16,473	11,197

Total current liabilities		51,662	35,108

Commitments and contingencies	15

Stockholders’ equity:
Preferred stock, US$0.001 par value, 10,000,000 shares authorized, no shares issued
Common stock and paid-in-capital, US$0.001 par value: Authorized - 100,000,000 shares as of December 31, 2009 and 2008
Issued and outstanding – 10,404,550 shares as of December 31, 2009 and 2008	12	11	11
Additional paid-in capital		18,989	18,989
Dedicated reserves	13	4,807	3,787
Other comprehensive income		5,682	5,573
Retained earnings		35,589	24,071

Total stockholders’ equity		65,078	52,431

Total liabilities and stockholders’ equity		116,740	87,539

The accompanying notes are an integral part of these consolidated financial statements.

Telestone Technologies Corporation

Consolidated Statements of Changes in Stockholders' Equity
Years ended December 31, 2009 and 2008

	Common stock issued		Additional		Other compre-
	Number of shares	Amount	paid-in capital	Dedicated reserves	hensive income	Retained earnings	Total
		US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Balance at January 1, 2008	10,404,550	11	18,989	3,199	3,017	17,610	42,826
Net income	-	-	-	-	-	7,049	7,049
Foreign currency translation adjustment	-	-	-	-	2,556	-	2,556
Transfer to dedicated reserves	-	-	-	588	-	(588)	-

Balance at December 31, 2008	10,404,550	11	18,989	3,787	5,573	24,071	52,431

Balance at January 1, 2009	10,404,550	11	18,989	3,787	5,573	24,071	52,431
Net income	-	-	-	-	-	12,538	12,538
Foreign currency translation adjustment	-	-	-	-	109	-	109
Transfer to dedicated reserves	-	-	-	1,020	-	(1,020)	-

Balance at December 31, 2009	10,404,550	11	18,989	4,807	5,682	35,589	65,078

The accompanying notes are an integral part of these consolidated financial statements.

Telestone Technologies Corporation

Consolidated Statements of Cash Flows
Years ended December 31, 2009 and 2008

		Years ended December 31,
	Note	2009	2008
		US$’000	US$’000
Cash flows from operating activities
Net income		12,538	7,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		326	295
Allowance for doubtful accounts		408	1,341
Allowance for inventories		436	-
Profit on disposal of property, plant and equipment, net		-	(14)
Changes in assets and liabilities:
Accounts receivable		(27,123)	(15,654)
Inventories		2,978	731
Due from related parties		(133)	88
Prepayment		1,128	(1,116)
Other current assets		(3,213)	71
Accounts payable		3,866	3,706
Due to related parties		3,264	(813)
Customer deposits for sales of equipment		840	467
Income tax payable		310	1,772
Accrued expenses and other accrued liabilities		5,240	3,544

Net cash provided by operating activities		865	1,467

Cash flows from investing activities
Purchase of property, plant and equipment		(414)	(169)
Proceeds from disposal of property, plant and equipment		-	61

Net cash used in investing activities		(414)	(108)

Cash flows from financing activities
Proceeds from short-term bank loans		5,850	2,918
Repayment of short-term bank loans		(2,953)	(2,189)

Net cash provided by financing activities		2,897	666

Net increase in cash and cash equivalents		3,348	2,025

Cash and cash equivalents, beginning of year		7,866	5,473
Effect on exchange rate changes		19	368

Cash and cash equivalents, end of year		11,233	7,866

Supplemental disclosure of cash flow information
Interest received		32	42
Interest paid		(150)	(220)
Income tax paid		(3,010)	(56)

The accompanying notes are an integral part of these consolidated financial statements.

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2009 and 2008

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Telestone Technologies Corporation (“TSTC”), formerly known as Milestone Capital, Inc., was organized under the laws of the State of Colorado in February 1987 under the name Shield Enterprises, Inc.  In August 2004, TSTC reincorporated in the State of Delaware under the name Telestone Technologies Corporation.

Success Million International Limited (“SMI”), a company established in the Hong Kong Special Administrative Region of the People’s Republic of China (the “PRC”) on August 23, 2004, is a wholly owned subsidiary of TSTC and had no business operations since incorporation. Beijing Telestone Technology Company Limited (“Beijing Telestone”), a wholly-owned subsidiary of SMI established in Beijing, the PRC with an operating period until April 12, 2024, is engaged in the business of design, development, installation and trading of wireless telecommunication coverage system equipment.

Beijing Telestone Wireless Telecommunication Company Limited (“BTWTC”)(note), a company established in Beijing, the PRC with tenure of 20 years from June 17, 2005 to June 16, 2025 for provision of wireless telecommunication networking and system integration services, is owned by certain key management personnel of the Company (the “Owners”).  Contractual agreements have been entered into between the Owners and Beijing Telestone so as to give effect that Beijing Telestone is the beneficial owner of BTWTC. Beijing Telestone does not hold the ownership interests in BTWTC directly because Beijing Telestone is considered as a foreign entity under the PRC laws. Due to the restrictions on foreign ownership to provide and engage in certain wireless telecommunication networking services in the PRC, Beijing Telestone, through loans to the Owners, established BTWTC with a view to conduct such operations without violating the relevant PRC rules and regulations.  As a result of the above contractual arrangement, Beijing Telestone has obtained control and interest over BTWTC.  Beijing Telestone is considered as the primary beneficiary of BTWTC and therefore BTWTC is considered as a variable interest entity (“VIE”) of Beijing Telestone so that the financial statements of BTWTC are consolidated into the financial statements of Beijing Telestone for all periods presented in accordance with ASC Topic 810 – Consolidation (ASC 810).

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

On October 8, 2007, BTWTC has established a wholly-owned subsidiary company, Beijing Telestone Communication Technology Corporation Limited (“BTCTC”)(note), with operating period of 20 years until October 7, 2027. The principal activity of BTCTC is developing and managing the business operation of the Company outside the PRC.

In this report, TSTC, SMI, Beijing Telestone, BTWTC, Guolian, Pan-pacific and BTCTC are collectively referred to as the “Company”.

Note:	These are direct translation of name in Chinese for identification purpose only and are not the official name in English.

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2009 and 2008

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

Revenue recognition
Net sales of equipment represent the invoiced value of goods, net of value-added tax (“VAT”) and returns.  The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery occurs, the fee is fixed or determinable, and collectibility is probable.  Service revenue is recognized when the service is performed and accepted by the customer. The Company has a policy of including handling costs incurred for finished goods, which are not significant, in the sales and marketing expenses.

The Company provides installation services for certain sales of equipment under fixed-price contracts.  Revenues from these fixed-price service contracts are recognized on the completed-contract method. Under the completed-contract method, revenue and costs of individual contracts are included in operations in the year during which they are completed.  Losses expected to be incurred on contracts in progress are recognized in the period such losses are determined.  This method is used because the contract is completed within a short period of time, and the financial position and results of operations do not vary significantly from those that would result from using the percentage-of-completion method.  A contract is considered completed upon completion of all essential contract work and the installation has been accepted by the customer.

Income taxes
Income tax expense is computed based on pre-tax income included in the consolidated statement of operations. Income taxes have been provided, using the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases assets and liabilities and their reported amounts.  The tax consequences of those differences are classified as current or non-current based upon the classification of the related assets or liabilities in the consolidated financial statements.

Research and development
All costs of research and development activities are expensed as incurred.

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2009 and 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2009 and 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Comprehensive income

ASC Topic 220, Comprehensive Income, requires the presentation of comprehensive income, in addition to the existing statements of operations.  Comprehensive income is defined as the change in equity during the year from transactions and other events, excluding the changes resulting from investments by owners and distributions to owners.

Use of estimates

The preparation of the consolidated financial statements in conformity with USGAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reported periods.  Actual amounts could differ from those estimates.  Estimates are used for, but not limited to, the accounting for certain items such as allowance for doubtful accounts, depreciation and amortization, impairment, inventory allowance, taxes and contingencies.

Operating leases
Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Rental payables under operating leases are recognized as expenses on the straight-line basis over the lease term.

Allowance for doubtful accounts
Accounts receivable are stated at the amount billed to customers.  The Company recognizes an allowance for doubtful accounts to ensure trade and other receivables are not overstated due to uncollectibility. The Company’s estimate is based on a variety of factors, including historical collection experience, existing economic conditions and a review of the current status of the receivable. Accounts receivable are presented net of an allowance for doubtful accounts of US$6,174,000 and US$5,776,000 as of December 31, 2009 and 2008 respectively.

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2009 and 2008

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

Fair Value of Financial Instruments
SFAS No. 107, Disclosures about Fair Value of Financial Instruments, included in the Codification as ASC 825, Financial Instruments, requires that the Company discloses estimated fair values of financial instruments. The carrying amounts reported in the balance sheets for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Fair value measurements
The Company adopted ASC Topic 820 – Fair Value Measurements and Disclosures (ASC 820.)  The adoption of ASC 820 did not have a material impact on our consolidated financial statements. ASC 820 establishes a three-tier fair value hierarchy to prioritize the inputs used in measuring fair value.  The hierarchy gives the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable inputs (Level 3).  The three levels are defined as follows:

Level 1:	Observable inputs, such as unadjusted quoted market prices in active markets for the identical asset or liabilities.

Level 2:	Inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Level 3:	Unobservable inputs reflecting the entity’s own assumptions in measuring the asset or liability at fair value.

The Company’s financial instruments consist principally of cash deposits, accounts and other receivables, accounts payable, accrued liabilities, and short-term bank loans that generally approximate their fair values based on the short-term maturity of these instruments.

Recent accounting pronouncements
In May 2009, the FASB issued guidance, currently included in ASC Topic 855, Subsequent Events, which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued (formerly SFAS No. 165, Subsequent Events). This guidance requires disclosure of the date through which subsequent events have been evaluated, as well as whether that is the date the financial statements were issued or the date the financial statements were available to be issued. The provisions of this guidance were effective for interim or annual financial periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial position and results of operations.

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2009 and 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements (Continued)
In June 2009, the FASB issued an accounting standard, currently included in ASC Topic 105, Generally Accepted Accounting Principles (“ASC 105”), which established only two levels of GAAP, authoritative and nonauthoritative (formerly SFAS No. 168, The FASB Accounting Standards Codification TM  and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 ). The FASB ASC became the only source of authoritative nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants.  All other nongrandfathered, non-SEC accounting literature not included in the ASC will become nonauthoritative.  ASC 105 was effective for financial statements issued in interim or annual reporting periods ending after September 15, 2009.  The ASC was not intended to change or alter existing GAAP, consequently the adoption of ASC 105 did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”).  ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables.  ASU 2009-13 significantly expands the disclosures requirements for multiple-deliverable revenue arrangements.  ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date.  Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company is currently evaluating the impact this update will have on its consolidated financial statements.

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2009 and 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements (Continued)
In December, 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary. Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary.  Upon deconsolidation of a subsidiary, and entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value.  In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.  This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets.  This ASU is effective for beginning in the first interim or annual reporting period ending on or after December 31, 2009. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The Company is currently evaluating the impact this update will have on its consolidated financial statements.

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2009 and 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements (Continued)
In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).  This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact this update will have on its consolidated financial statements.

3.	EARNINGS PER SHARE

The Company reports earnings per share in accordance with ASC Topic 260 – Earnings Per Share (ASC 260). ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.

Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding during each period.

Diluted earnings per share is computed based on net income for the periods presented attributable to shareholders on the weighted average number of common stock outstanding during the periods presented, adjusted for the effect of the dilutive common stock equivalents outstanding during the periods presented. The dilutive effect of warrants to purchase common stock which were outstanding during the year ended December 31, 2008 is reflected in diluted earnings per share by application of the treasury stock method.  Since the warrants outstanding as of December 31, 2009 are anti-dilutive, there is no dilutive effect of warrants in the calculation of diluted earnings per share for the year ended December 31, 2009.

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2009 and 2008

4.	OPERATING RISKS

(a)	Concentration of major customers and suppliers
	Years ended December 31,
	2009	2008
	US$’000	US$’000
Major customers with revenues of more than 10% of the Company’s sales
Sales to major customers	65,322	31,677
Percentage of sales	90%	90%
Number	2	2

Major suppliers with purchases of more than 10% of the Company’s purchases
Purchases from major suppliers	2,950	2,921
Percentage of purchases	18%	27%
Number	1	1

Accounts receivable related to the Company’s major customers comprised 91% and 96% of all account receivables as of December 31, 2009 and 2008 respectively.

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

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2009 and 2008

5.	ACCOUNTS RECEIVABLE
	As of December 31,
	2009	2008
	US$’000	US$’000

Completed contracts	89,835	65,454
Retentions	5,344	2,458

	95,179	67,912
Allowance for doubtful accounts	(6,174)	(5,776)

	89,005	62,136

Of the retentions balance as of December 31, 2009 and 2008, approximately US$903,000 and US$368,000 respectively are expected to be collected after one year.

6.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment is summarized as follows:
		As of December 31,
	Estimated useful life	2009	2008
	(in years)	US$’000	US$’000

Buildings	30	312	311
Leasehold improvement	5	87	86
Plant and machinery	5	734	599
Office equipment	5	1,087	934
Motor vehicles	5	667	500

		2,887	2,430
Accumulated depreciation		(1,706)	(1,380)

		1,181	1,050

7.	GOODWILL

Goodwill acquired in connection with the acquisition of Guolian and Pan-pacific by BTWTC on July 5, 2008 represented the excess of the purchase cost over the fair value of identifiable net assets acquired at acquisition date. Goodwill is tested at least annually for impairment in accordance with ASC Topic 350, Intangibles – Goodwill and Other.

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2009 and 2008

8.	SHORT-TERM BANK LOANS

As of December 31, 2009, a bank loan of RMB15 million, equivalent to approximately US$2.19 million, bears interests to be charged quarterly at 20% above the standard short term borrowing rate as stipulated by the People’s Bank of China on the date of the first withdrawal and is wholly repayable within one year. The loan is secured by guarantees provided by Mr. Han Daqing (“Mr. Han”), a director of TSTC and a third party guaranty company.  The remaining bank loans of RMB25 million, equivalent to approximately US$3.66 million, bear interest to be charged annually at the standard short term borrowing rate as stipulated by the People’s Bank of China on the date of the first withdrawal and are wholly repayable within one year. The loans are secured by guarantee provided by a third party guaranty company. The guarantee provided by the independent guaranty company is secured by the followings:

(a)	Accounts receivable of the Company with an aggregate carrying value as of December 31, 2009 of RMB40 million, equivalent to approximately US$5.86 million;

(b)	Motor vehicles of the Company with an aggregate carrying value as of December 31, 2009 of RMB1.4 million, equivalent to approximately US$0.2 million;

(c)	Personal guarantee provided by Mr. Han; and

(d)	Personal real estate property and securities of the Company held by Mr. Han.

As of December 31, 2009, all the bank loans were secured by guarantees provided by Mr. Han and a third party guaranty company, interest-bearing at 7.47% per annum and wholly repayable within one year.

9.	INVENTORIES

Inventories consisted of the followings:	As of December 31,
	2009	2008
	US$’000	US$’000

Raw materials	1	5
Finished goods and parts	4,877	7,838

	4,878	7,843
Provision for slow-moving and obsolete items	(436)	-

	4,442	7,843

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2009 and 2008

10.	INCOME TAXES

Current Tax Position

TSTC and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which each entity is domiciled.

TSTC had net operating losses carry-forward for income tax reporting purposes that might be offset against future taxable income. These net operating losses carry-forward are severely limited when TSTC experiences a change in control.  Therefore, following the re-capitalization in August 2005, the amount available to offset future taxable income is limited. No tax benefit has been reported in the financial statements, because TSTC believes that it is more likely than not that the carry-forward will finally expire and therefore cannot be used.  Accordingly, the potential tax benefits of the losses carry-forward are offset by a valuation allowance of the same amount.

No provision for withholding or United States federal or state income taxes or tax benefits on the undistributed earnings and/or losses of the Company's subsidiaries has been made as the earnings of these subsidiaries, in the opinion of the management, will be reinvested indefinitely.

The Company’s income is principally generated in the PRC by Beijing Telestone, BTWTC, BTCTC, Guolian and Pan-pacific. Effective January 1, 2008, these entities are all subject to the New Enterprise Income Tax Law (“NEITL”) in the PRC, details of which are as follows:

The NEITL had unified the enterprise income tax as three applicable rates as follows:

Unified EIT rate	25%
Small scale / low profit enterprises	20%
High / new technology enterprise (“Hi-tech enterprises”)	15%

Since Beijing Telestone is registered as a wholly-owned foreign investment enterprise (“WOFE”), Beijing Telestone was subject to tax laws applicable to WOFE in the PRC so that it was fully exempt from the PRC enterprise income tax of 24% for the two years commencing in the year 2004, followed by a 50% reduction in the next three years to 2008.  Beijing Telestone is qualified as a Hi-tech enterprise under the NEITL so it enjoyed the preferential tax rate of 15% under the NEITL for a three-year period commencing from the year 2009.

Since BTWTC is qualified as a Hi-tech enterprise under the NEITL, it enjoyed the preferential tax rate of 15% under the NEITL for a three-year period commencing from the year 2009. All other entities including BTCTC, Guolian and Pan-pacific were subject to the unified tax rate of 25% in the years ended December 31, 2009 and 2008.

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2009 and 2008

10.	INCOME TAXES (CONTINUED)

Current Tax Position (Continued)

Income tax expenses have been provided at the following rates on the respective subsidiaries’ estimated assessable income arising from PRC during the periods presented.

	2009	2008
	%	%

Beijing Telestone	15	12
BTWTC	15	25
BTCTC	25	25
Guolian	25	25
Pan-pacific	25	25

(a)	Income tax expenses are comprised of the following:

	2009	2008
	US$’000	US$’000
Current tax
United States	-	-
PRC	3,354	1,774

	3,354	1,774

(b)	Reconciliation from the expected statutory tax rate in PRC of 25% (2008: 25%) is as follows:

	2009	2008
	%	%

Statutory rate – PRC	25.0	25.0
Difference in tax rate of subsidiary of the Company	(14.1)	(0.9)
Tax exemption	-	(11.8)
Non-deductible items	4.3	6.7
Others	5.9	1.1

Effective tax rate	21.1	20.1

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2009 and 2008

10.	INCOME TAXES (CONTINUED)

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

By adoption of FIN 48 (ASC 740), the Company has analyzed its filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns. As of December 31, 2009 and 2008, the Company has identified the jurisdictions in the United States and PRC as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements.

Based on a review of tax positions for all open years and contingencies as set out in note 15(b) to the consolidated financial statements, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48 (ASC 740) during the years ended December 31, 2009 and 2008, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within twelve months.

Except for those as disclosed in note 15(b) to the consolidated financial statements, as of December 31, 2009 and 2008, the Company had no unrecognized tax benefits or accruals for the potential payment or interest and penalties. The Company’s policy is to record interest and penalties in this connection as a component of the provision for income tax expense. For the years ended December 31, 2009 and 2008, no interest or penalties were recorded.

11.	SEGMENT INFORMATION

During the years ended December 31, 2009 and 2008, all revenues of the Company are from its network installation and optimization services, and trading of wireless telecommunication.  No financial information by business segment is presented.

As the Company operates mainly in the PRC and over 98% of its revenue and operating income during the years ended December 31, 2009 and 2008 are from the PRC, no geographical analysis is presented.

12.	COMMON STOCK

As of December 31, 2009 and 2008, the authorized capital of TSTC is 110,000,000 shares within which 100,000,000 being shares of common stock with a par value of $0.001, and 10,000,000 being shares of preferred stock with a par value of $0.001.

TSTC had 10,404,550 of outstanding common stock as of December 31, 2009 and 2008.

TSTC had 177,403 and 192,403 outstanding warrants as of December 31, 2009 and 2008 respectively.  During the year ended December 31, 2008, 15,000 warrants expired.  The 177,403 outstanding warrants as of December 31, 2009 are exercisable over a 4-year period to year 2011 at a per share exercise price of US$11.6.

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2009 and 2008

13.	DISTRIBUTION OF INCOME

The Company's income is substantially contributed by Beijing Telestone, a company registered  in the PRC.  Income of Beijing Telestone is distributable to its stockholders after transfer to dedicated reserves as required under its articles of association and relevant PRC rules and regulations.

Prior to the re-organization to a WOFIE, dedicated reserves of Beijing Telestone include a statutory surplus reserve and a statutory public welfare fund.  In accordance with the relevant PRC Companies Law and rules and regulations, it was required to transfer amounts equal to at least 10% and 5% of its after-tax income to the statutory surplus reserve and statutory public welfare fund, respectively.

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

14.	RELATED PARTY TRANSACTIONS

Summary of related party transactions

		As of December 31,
	Note	2009	2008
		US$’000	US$’000
Due from related parties
Other employees	a	536	430
Ex-stockholders of SMI	b	1,427	1,396

		1,963	1,826

Due to related parties
Directors	a	3,475	200
Ex-stockholders of Beijing Telestone	b	1,472	1,473

		4,947	1,673

Guarantor of short-term bank loans
A director	8	5,850	2,918

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2009 and 2008

14.	RELATED PARTY TRANSACTIONS (CONTINUED)

Note:

(a)	The amounts due from/to directors and employees represent unsecured advances made to those parties from time to time. These amounts are interest free and repayable on demand.

(b)
The amounts due to ex-stockholders of Beijing Telestone represented the consideration arising from the consummation of the business combination. The ex-stockholders of SMI had represented that they had fully settled the amount with the ex-stockholders of Beijing Telestone and also undertaken to fully indemnify SMI against any claims from the ex-stockholders of Beijing Telestone (the “Undertaking”). However, an ex-stockholder of Beijing Telestone has initiated lawsuit against SMI alleging that the consideration amount has not been settled. The court hearing commenced on May 10, 2006 and finalized on December 19, 2006. Verdict has been issued by the Second Intermediate People’s Court of Beijing (“北京市第二中級人民法院”) and announced that SMI and Beijing Telestone are not required to compensate the ex-stockholder of SMI.  On 23 October 23, 2008, another verdict was issued by the High People’s Court of Beijing (“北京市高級人民法院”) to announce that the verdict from Second Intermediate People’s Court of Beijing was kept and SMI was not require to compensate the ex-shareholder. The movement of the balances represented exchange re-alignment.

15.	COMMITMENTS AND CONTINGENCIES

a)	Operating lease expense

The Company leases certain staff quarters and office premises under non-cancelable operating leases.  Rental expenses under operating leases for the years ended December 31, 2009 and 2008 were US$684,000 and US$592,000 respectively.

The following table summarizes the approximate future minimum rental payments under non-cancelable operating leases in effect as of December 31, 2009 and 2008:

	As of December 31,
	2009	2008
	US$’000	US$’000

2009	-	310
2010	463	96
2011	11	-

Total	474	406

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2009 and 2008

15.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

b)	Contingencies

The Company recognizes its revenue upon the completion of contract and has made full tax provision in accordance with relevant national and local laws and regulations of the PRC.  A contract is considered as completed upon completion of all essential contract work and the installation has been accepted by the customer. It is the common practice in the PRC that invoices are not issued to customers until payments are received. The Company follows the practice of reporting its revenue for PRC tax purposes when invoices are issued. All unbilled revenue will become taxable when invoices are issued. For PRC tax reporting purpose, PRC subsidiaries of the Company recognized revenue on an “invoice basis” instead of when goods are delivered and services are rendered. This is not in strict compliance with the relevant laws and regulations.  Accordingly, despite the fact that the PRC subsidiaries of the Company had made full tax provision in the financial statements, these PRC subsidiaries may be subject to penalties for the deferred reporting of tax obligations. The exact amount of penalties cannot be estimated with any reasonable degree of certainty.  The board of directors considers it is more-likely-than-not that the tax penalties will not be imposed.

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

No options have been granted to any parties during the years ended December 31, 2009 and 2008 and as of the date of these financial statements.

17.	SUBSEQUENT EVENT REVIEW

The Company has evaluated subsequent events up to March 31, 2010 which is the date that these consolidated financial statements were approved and authorized for issue by the Board of Directors.

Telestone Technologies Corporation

Index to Consolidated Financial Statements

Audited Consolidated Financial Statements
Telestone Technologies Corporation
Years ended December 31, 2009 and 2008

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the Company’s fiscal years ended December 31, 2008 and 2007 and through July 8, 2009, the Company engaged Mazars CPA Limited previously as the independent registered public accounting firm prior the engagement of QC CPA Group, LLC on July 9, 2009 through January 14, 2010. QC CPA Group, LLC performed the interim reviews of the Company’s financial statements for the period ended June 30, 2009 and September 30, 2009.  QC CPA Group, LLC resigned on January 14, 2010 and the Company engaged Mazars CPA Limited as the Company’s new independent registered public accounting firm on January 18, 2010 to audit the Company’s financial statements for the year ended December 31, 2009. There were no disagreements with accountants on accounting and financial disclosure.

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

Our chief executive officer and chief financial officer, after assessment of the Company's disclosure controls and procedures and internal control over financial reporting, concluded that, as of December 31, 2009, our disclosure controls and procedures were not effective due to the control weaknesses and control deficiencies in our internal control over financial reporting described below.

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

Our chief executive officer and chief financial officer, after assessment of the Company's disclosure controls and procedures and internal control over financial reporting, concluded that, as of December 31, 2009, our internal control over financial reporting were not effective due to the control weaknesses and control deficiencies in our internal control over financial reporting described below:

1. Our internal audit team is currently understaffed. In addition, the scope and effectiveness of the internal audit function have yet to be developed. Theses deficiencies result that the examinations of the operation flow and management function are not periodical, adequate and perfect.

Remediation Initiative

First, we plan to continue to complete and optimize our internal audit team so that the effectiveness and efficiency of their internal audit function can be developed. Furthermore, as one of important works for internal audit team, they should inspect the finance status, operation flow and management function periodically.

Second, we intend to develop internal audit function’s policies and procedures.

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

3. The financial department has internal control policies and procedures. However, they are not integrated.

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

(c) Changes in Internal Controls over Financial Reporting

During the fourth quarter of the year ended December 31, 2009, there was no change in our internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information concerning each of the directors and executive officers of the Company as of March 29, 2010:

Name	Age	Position Held

Han Daqing	45	Director, President & CEO, Chairman of the Board

Li Hong	40	Chief Financial Officer

Yong Shiqin,	46	Chief Operation Officer

Zhu Lian(1)(2)(3)	53	Director

Chen Xuefeng(1)(2)(3)	47	Director

Pan Guobin	46	Director

Cheng Guanghui(1)(2)(3)	66	Director

(1) Member of Audit Committee

(2) Member of Compensation Committee

(3) Member of Nominations and Corporate Governance Committee

Han Daqing has served as President, Chairman of our Board of Directors and a member of our Board of Directors since August 23, 2004. Mr. Han has served as a member of the Board of Directors of Telestone since its inception in October, 1997 and as Chief Executive Officer since January, 2002. Prior to assuming his Chief Executive Officer duties with Telestone, from 1996 to 2002, Mr. Han was the Chief Representative of the Beijing Office of Allgon Systems AB, an international telecommunications conglomerate. Mr. Han holds a Bachelors degree in Computer Engineering and a Masters degree in Digital Communication Engineering, both from the Xidian University of Electronic Science & Technology. In addition, Mr. Han holds a Masters of Business Administration from CITY University. We believe Mr.Han, the founder of the Company, has the most extensive knowledge in Telecom industry and management experience within the Company, which qualifies him for the CEO and Chairman position.

Li Hong has served as Chief Financial Officer since May 15, 2009.  Ms. Li brings over 13 years of senior management experience in accounting, auditing, financial analysis and reporting for both public and private companies in China. She worked as an accounting manager with the Company since June 2008. From January 2002  to June 2008, Ms. Li served as the Chief Financial Officer at Beijing Suburb Telecommunication Industry Co., Ltd., where she played a leading role in the company’s management, accounting and audit control. She was also responsible for the company’s tax reporting. She holds a Master's degree in Accounting from Central University of Finance and Economics, China and a Bachelor’s degree in Accounting from Hefei Economics and Technology University, China.

Yong Shiqin, has served as Chief Operating Officer since October 2009.  Mr. Yong Shiqin brings 24 years of IT application working experience and 14 years of senior management experience. Before joining Telestone in December 2008, Mr. Yong served as the consultant of Beijing Tongyuehui Consulting Co. Ltd from July 2006 to December 2008. Mr. Yong served as the general manager at Beijing Resoft Computer System Engineering Co. Ltd, Resoft IT Co.Ltd and Beijing Zhaobo Software Co. Ltd successively from June 1996 to July 2006.  Mr. Yong holds a Master’s degree in artificial intelligence expert systems from Northern Jiaotong University, China and a Bachelor’s degree in Computer Application from Xidian University, China.

Zhu Lian has served as a member of our Board of Directors since August 23, 2004. Mr. Zhu is a director and the Deputy General Manager of Tianjin-Golik-The First Steel Wire Rope Co., Ltd., where he is responsible for finance and accounting functions. Prior to taking that position, Mr. Zhu was the Chief Financial Officer of various large public companies including Sparkice E-Commerce Ltd. (2001-2002); Beijing Sanitary Ware, Ltd. (2000-2001); and Eagle Brand Holding Ltd. (2000). Mr. Zhu holds a Bachelors degree in Mechanics and a Masters degree in Mechanics from Tsing Hua University. In addition, Mr. Zhu holds a Masters of Business Administration from the University of Illinois-Chicago and a Masters Degree in Accounting from the University of Illinois-Chicago. We believe that Mr. Zhu has the background of business administration and extensive experience in finance and accounting, which qualifies him for this position.

Chen Xuefeng has served as a member of our Board of Directors since December 15, 2004. Mr. Chen graduated from Xi'an Electric Science University, Computer Science Division. After graduation, Mr. Chen joined Shanxi Business Administration University as an assistant professor. In 1992, Mr. Chen founded XI'an Sun Technologies Development Co. Ltd. and has served as a director of that company since its inception. Under his supervision and direction, Xi'an Sun Technologies Development Co., Ltd. has added six more computer parts and components chain stores. Mr. Chen is responsible for the development of marketing strategies and the establishment of sales networks. We believe that Mr. Chen has experience in retail, marketing, sales strategies planning and new product development, which qualifies him for the director position.

Pan Guobin has served as a member of our Board of Director of since December 28, 2009. Mr. Pan Guobin brings 24 years of IT working experience and 19 years of senior management experience to the Company. From August 2007 to the present, Mr. Pan served as the vice president of the Company. In addition, since July 2009, Mr. Pan also served as the CEO and general manager of Beijing Telestone Wireless Telecommunication Company Limited, our subsidiary.  From November 2001 to August 2007, Mr. Pan served as  the manager of Tianjin Branch and Northeast District Branch of the Company. From August 1985 to October 2001, Mr. Pan worked as the engineer and then served as the product manager at Tianjin 754 Factory. Mr. Pan holds a Bachelor’s degree in Computer Application from Xidian University, China.  We believe that Mr. Pan has many years of management experience which qualifies him for the director position.

Cheng Guanghui has served as a member of our Board of Directors since September 21, 2007. Currently, Mr. Cheng is Director of China Quality Management Association for Electronics Industry. From 1998 to 2004, Mr. Cheng worked as Director of The General Office of Ministry of Information Industry of the People’s Republic of China. From 1993 to 1998, Mr. Cheng was Director of The General Office of Ministry of Electronics Industry of the People’s Republic of China. Mr. Cheng holds a Bachelors Degree from Tsinghua University.  We believe that Mr. Cheng’ s background of telecom industry and working experience qualifies him for the director position.

We do not currently have a Lead Independent Director.

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

Involvement in Certain Legal Proceedings

During the past ten years, no present or former director, executive officer or person nominated to become a director or an executive officer of our Company:

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

To the best of our knowledge, during the fiscal year ended December 31, 2009, all required forms have been timely filed.

CODE OF ETHICS

In December 2004, the Company’s Board of Directors adopted a Code of Ethics. For a copy of the Code of Ethics, please write to: Assistant Secretary to the Board, Telestone Technologies Corporation,  Floor 6, Saiou Plaza, No. 5 Haiying Road, Fengtai Technology Park, Beijing, China 100070.

Meetings and Certain Committees of the Board

The Board of Directors held 5 meetings during the fiscal year ended December 31, 2009. All current directors attended at least 75% of the meetings of the Board of Directors and Board Committees of which they are members. We have an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

AUDIT COMMITTEE. The Audit Committee is currently comprised of Zhu Lian, Chen Xuefeng and Cheng Guanghui, each of whom are “independent” as defined by the Nasdaq Stock Exchange listing standards. Zhu Lian is the designated financial expert. The Audit Committee is directly responsible for the appointment, retention, compensation and oversight of the work of any registered public accounting firm employed by the Company (including resolution of disagreements between management and the accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work or performing other audit, review or other services. Any such registered public accounting firm must report directly to the Audit Committee. The Audit Committee has the ultimate authority and responsibility to evaluate and, where appropriate, replace the registered public accounting firm. The Audit Committee met one time during the fiscal year ended December 31, 2009 and 100% members of the Committee attended the meeting.

COMPENSATION COMMITTEE. The Compensation Committee is responsible for the administration of all salary, bonus and incentive compensation plans for our officers and key employees. The members of the Compensation Committee are Chen Xuefeng, Zhu Lian and Cheng Guanghui, all of whom are “independent” directors as defined by the Nasdaq Stock Exchange listing standards. The Compensation Committee held one meeting during the year ended December 31, 2009 and 100% members attended the meeting.

NOMINATING AND CORPORATE GOVERNANCE COMMITTEE. The Nominating and Corporate Governance Committee is responsible for preparing a list of candidates to fill the expiring terms of directors serving on our Board of Directors. The committee submits the list of candidates to the Board of Directors who determines which candidates will be nominated to serve on the Board of Directors. The names of nominees are then submitted for election at our Annual Meeting of Stockholders. The committee also submits to the entire Board of Directors, a list of nominees to fill any interim vacancies on the Board of Directors resulting from the departure of a member of the Board of Directors for any reason prior to the expiration of his term. In recommending nominees to the Board of Directors, the committee keeps in mind the functions of this body. The committee considers various criteria, including the ability of the individual to meet the Nasdaq Stock Market “independence” requirements, general business experience, general financial experience, knowledge of the Company’s industry (including past industry experience), education, and demonstrated character and judgment. The committee will consider director nominees recommended by a stockholder if the stockholder mails timely notice to the Secretary of the Company at its principal offices, which notice includes (i) the name, age and business address of such nominee, (ii) the principal occupation of such nominee, (iii) a brief statement as to such nominee’s qualifications, (iv) a statement that such nominee consents to his or her nomination and will serve as a director if elected, (v) whether such nominee meets the definition of an “independent” director under the rules of the Nasdaq Stock Market listing standards and (vi) the name, address, class and number of shares of capital stock of the Company held by the nominating stockholder. Any person nominated by a stockholder for election to the Board of Directors will be evaluated based on the same criteria as all other nominees. The committee also oversees our adherence to our corporate governance standards. The members of the committee are Chen Xuefeng, Zhu Lian and Cheng Guanghui. The committee held one meeting during the fiscal year ended December 31, 2009 and 100% members attended the meeting.

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

Compensation of Directors

The independent directors were separately compensated for their services in the amount of $5,000 except Zhu Lian who was paid $10,000 during the year ended December 31, 2009.

ITEM 11.	EXECUTIVE COMPENSATION.

The Company had no officers or directors whose total annual salary and bonus during each of 2008 and 2009 exceeded $100,000. Mr. Han, our Chief Executive Officer and Principal Executive Officer, earned a salary and bonus of $50,000 and $30,000, during the fiscal years ended December 31, 2008 and 2009, respectively.

Summary Compensation Table

Name and Principal Underlying Positions	Year	Salary	Bonus	Option Awards	Stock Awards	All Other Compensation	Total
Han Daqing - President &
CEO	2009	$50,000	$30,000	—	—	—	$80,000
	2008	$50,000	$30,000				$80,000

Li Hong - Chief Financial Officer	2009	$25,000	$10,000	—		—	$35,000
	2008	$25,000	$10,000				$35,000

Outstanding Equity Awards at Fiscal Year-End

On June 27, 2005, a Stock Option Plan (the “Plan”) was approved at our 2005 Annual Meeting of Stockholders. The purpose of the Plan is to promote the growth and general prosperity of the Company by permitting the Company to grant options to purchase common stock and restricted stock of the Company to key employees, independent directors, and advisors. The Plan is designed to help the Company and its subsidiaries and affiliates attract and retain superior personnel for positions of substantial responsibility and to provide key employees, independent directors, and advisors with an additional incentive to contribute to the success of the Company. As of December 31, 2009, there were no outstanding equity awards to the named executive officers requiring tabular disclosure under this Item.

Director Compensation Table

DIRECTOR COMPENSATION FOR 2009

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Zhu Lian	$10,000						$10,000
Chen Xuefeng	$5,000						$5,000
Cheng Guanghui	$5,000						$5,000
Lian Renguang*	$5,000						$5,000

* Lian Renguang resigned on December 28, 2009

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

The following table sets forth certain information as of March 29, 2010 relating to the beneficial ownership (as defined by the rules of the SEC) of shares of common stock by (i) each person who owns beneficially more than 5% of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our executive officers as of March 29, 2010, and (iv) all of our executive officers and directors as a group.

	Amount and Nature of Beneficial Ownership(1)
Name of Beneficial Owner	Number of Shares (2)	Percent of Voting Stock (3)
Han Daqing	3,230,000	30.62%
Li Hong	0	*
Zhu Lian	0	*
Chen Xuefeng	0	*
Cheng Guanghui	0	*
Pan Guobin	0	*
Directors and executive officers as a group (6 persons)	3,230,000	30.62%

* Less than 1%

(1)
As of March 29, 2010, there were 10,548,264 shares of common stock outstanding. Each person named above has sole investment and voting power with respect to all shares of the common stock shown as beneficially owned by the person, except as otherwise indicated below.

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

(3)
In determining the percent of common stock owned by a person (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 10,548,264 shares of common stock outstanding as of March 29, 2010 and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

(4)	The address for the owners and management is : Floor 6, Saiou Plaza, No. 5 Haiying Road, Fengtai TechnologyPark, Beijing, China 100070

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On May 12, 2009, the CEO and Chairman of the Board of the Company Mr Han Daqing guaranteed for Beijing Telestone to get a short-term loan of approximately US$5.85 million from Bank of Beijing.

Please see also Note 8 to our financial statements.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During the Company’s fiscal years ended December 31, 2008 and 2007 and through July 8, 2009, the Company engaged Mazars CPA Limited previously as the independent registered public accounting firm prior the engagement of QC CPA Group, LLC on July 9, 2009 through January 14, 2010. QC CPA Group, LLC performed the interim reviews of the Company’s financial statements for the period ended June 30, 2009 and September 30, 2009.  QC CPA Group, LLC resigned on January 14, 2010 and the Company engaged Mazars CPA Limited as the Company’s new independent registered public accounting firm on January 18, 2010 to audit the Company’s financial statements for the year ended December 31, 2009.

Audit Fees. The aggregate fees billed by Mazars CPA Limited, Certified Public Accountants for professional services rendered for the audit of the Company’s financial statements for the fiscal year ended December 31, 2008 was $114,000 and for fiscal year ended December 31, 2009 was $ 107,000. The aggregate fees billed by QC CPA Group, LLC for professional services rendered for the quarterly reviews of the Company's financial statements for the three-months ended June 30, 2009 and September 30, 2009 were $20,000.

Audit-Related Fees. There were no fees for assurance and related services by Mazars CPA Limited, Certified Public Accountants for the fiscal years ended December 31, 2008 and 2009.

Tax Fees. There were no fees for tax compliance, tax advice or tax planning services by Mazars CPA Limited, Certified Public Accountants for the fiscal years ended December 31, 2008 and December 31, 2009.

All Other Fees. There were no other fees for either audit-related or non-audit services billed by Mazars CPA Limited, Certified Public Accountants for the fiscal years ended December 31, 2008 and December 31, 2009.

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

Date: March 31, 2010
	By:	/s/ Han Daqing
Han Daqing
Director, Chief Executive Officer, President and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Han Daqing	Chief Executive Officer	March 31, 2010
Han Daqing	(Principal Executive Officer)

/s/ Li Hong	Chief Financial Officer	March 31, 2010
Li Hong	(Principal Financial and Accounting Officer)

/s/ Chen Xuefeng	Director,	March 31, 2010
Chen Xuefeng

/s/ Zhu Lian	Director	March 31, 2010
Zhu Lian

/s/ Cheng Guanghui	Director	March 31, 2010
Cheng Guanghui

/s/ Pan Guobin	Director	March 31, 2010
Pan Guobin