Form 10-K/A
period 2009-12-31
TELESTONE TECHNOLOGIES CORP
filed 2010-05-10
CIK 817129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/Amendment No. 1

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

86-10-8367-0088
(Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Common Stock, $.001 Par Value	The Nasdaq Global Select Market
(Title of Class)	(Name of each exchange on which registered)

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

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2009 (“Original 10-K”) initially filed with  the Securities and Exchange Commission on March 31, 2010 is being filed solely to include the independent registered public accounting firm’s consent. The contents of the entire Original 10-K, including the financial statements, are incorporated by reference herein in its entirety.

ITEM 15. EXHIBITS

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

10.3	Milestone Capital, Inc. Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-KSB for the year ended December 31, 2001).

Exhibit Number	Description of Exhibit

14.1	Code of Ethics, dated December 2004 (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-KSB for the year ended December 31, 2004).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Form 10-KSB/A for the year ended December 31, 2007 filed on October 21, 2008).

*23.1	Consent of Mazars CPA Limited.

*31.1	Statement of Chief Executive Officer Furnished Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.

*31.2	Statement of Chief Financial Officer Furnished Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.

*32.1	Statement of Chief Executive Officer Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.

*32.2	Statement of Chief Financial Officer Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.

*Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELESTONE TECHNOLOGIES CORPORATION

Date: May 10, 2010
	By:	/s/ Han Daqing
Han Daqing
Director, Chief Executive Officer, President and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Han Daqing	Chief Executive Officer	May 10, 2010
Han Daqing	(Principal Executive Officer)

/s/ Li Hong	Chief Financial Officer	May 10, 2010
Li Hong	(Principal Financial and Accounting Officer)

/s/ Li Ming	Director	May 10, 2010
Li Ming

/s/ Zhu Lian	Director	May 10, 2010
Zhu Lian

/s/ Cheng Guanghui	Director	May 10, 2010
Cheng Guanghui

/s/ Pan Guobin	Director	May 10, 2010
Pan Guobin