Form 10-K/A
period 2009-12-31
TELESTONE TECHNOLOGIES CORP
filed 2010-05-12
CIK 817129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/Amendment No. 2

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

EXPLANATORY NOTE

We are filing this Amendment No. 2 on Form 10-K/A (this “Amendment 2”) to our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2010 (the “Original 10-K” ), as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on May 10, 2010 (the “Amendment 1”), solely to file an updated independent registered public accounting firm’s consent which consent specifically  incorporates by reference into our registration statement on Form S-3  (registration no. 333-165112) (the “Form S-3”)  our audited financial statements for the fiscal years 2009 and 2008.  The replaced consent filed with Amendment 1 did not specifically incorporate by reference into the Form S-3 the aforementioned financial statements.  The contents of the entire Original 10-K, including the financial statements, are incorporated by reference herein in its entirety.

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

Date: May 12, 2010
	By:	/s/ Han Daqing
Han Daqing
Director, Chief Executive Officer, President and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Han Daqing	Chief Executive Officer	May 12, 2010
Han Daqing	(Principal Executive Officer)

/s/ Yu Xiaoli	Chief Financial Officer	May 12, 2010
Yu Xiaoli	(Principal Financial and Accounting Officer)

/s/ Li Ming	Director	May 12, 2010
Li Ming

/s/ Zhu Lian	Director	May 12, 2010
Zhu Lian

/s/ Cheng Guanghui	Director	May 12, 2010
Cheng Guanghui

/s/ Pan Guobin	Director	May 12, 2010
Pan Guobin