Form 10-Q
period 2010-03-31
TELESTONE TECHNOLOGIES CORP
filed 2010-05-17
CIK 817129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

Commission File Number: 001-32503

TELESTONE TECHNOLOGIES CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-1111224
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

Floor 6, Saiou Plaza
No. 5 Haiying Road
Fengtai Technology Park
Beijing, People’s Republic of China 100070
(Address of Principal Executive Offices)

(86 10) 8367-0505
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securitie Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

 As of May 15, 2010, 10,548,264  shares of the Issuer’s $.001 par value common stock were outstanding.

TELESTONE TECHNOLOGIES CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Telestone Technologies Corporation

Condensed Consolidated Statements of Operations and Other Comprehensive Income
Three months ended March 31, 2010 and 2009

		(Unaudited)
		Three months ended March 31,
		2010	2009
	Note	US$’000	US$’000
Operating revenues:
Net sales of equipment		5,100	3,263
Service income		6,032	4,633

Total operating revenues		11,132	7,896

Cost of operating revenues:
Cost of net sales		2,870	1,898
Cost of service		3,323	1,298

Total cost of operating revenues		6,193	3,196

Gross income		4,939	4,700

Operating expenses:
Sales and marketing		2,728	2,181
General and administrative		2,934	843
Research and development		224	136
Depreciation and amortization		71	90

Total operating expenses		5,957	3,250

Operating (loss) income		(1,018)	1,450
Interest expense		(126)	(41)
Other income, net		335	267

(Loss) Income before income taxes		(809)	1,676
Income taxes	4	(321)	(529)

Net (loss) income		(1,130)	1,147

Other comprehensive income
Foreign currency translation adjustment		-	245

Total comprehensive (loss) income		(1,130)	1,392

(Loss) Earnings per share:	3

Weighted average number of common stock outstanding
Basic		10,513,268	10,404,550
Dilutive effect of warrants		-	-

Diluted		10,513,268	10,404,550

Net (loss) income per share of common stock
Basic (US$)		(0.11)	0.11
Diluted (US$)		(0.11)	0.11

Telestone Technologies Corporation

Condensed Consolidated Balance Sheets
As of March 31, 2010 and December 31, 2009

		(Unaudited) As of March 31,	As of December 31,
		2010	2009
	Note	US$’000	US$’000

ASSETS

Current assets:
Cash and cash equivalents		10,011	11,233
Accounts receivable, net of allowance	6	90,427	89,005
Due from related parties	13	1,963	1,963
Inventories, net of allowance	10	5,061	4,442
Prepayments		620	1,223
Other current assets		4,062	4,574

Total current assets		112,144	112,440

Goodwill	7	3,119	3,119
Property, plant and equipment, net	8	1,191	1,181

		4,310	4,300

Total assets		116,454	116,740

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term bank loans	9, 13	5,850	5,850
Accounts payable – Trade		15,718	15,678
Customer deposits for sales of equipment		1,558	1,582
Due to related parties	13	4,506	4,947
Income tax payable		7,661	7,132
Accrued expenses and other accrued liabilities		14,612	16,473

Total current liabilities		49,905	51,662

Commitments and contingencies	14

Stockholders’ equity:
Preferred stock, US$0.001 par value, 10,000,000 shares authorized, no shares issued
Common stock and paid-in-capital, US$0.001 par value:
Authorized – 100,000,000 shares as of March 31, 2010 and December 31, 2009 Issued and outstanding – 10,548,264 shares as of March 31, 2010 and 10,404,550 shares as of December 31, 2009	12	11	11
Additional paid-in capital		21,590	18,989
Dedicated reserves		4,872	4,807
Accumulated other comprehensive income		5,682	5,682
Retained earnings		34,394	35,589

Total stockholders’ equity		66,549	65,078

Total liabilities and stockholders’ equity		116,454	116,740

Telestone Technologies Corporation

Condensed Consolidated Statements of Cash Flows
Three months ended March 31, 2010 and 2009

	(Unaudited)
	Three months ended March 31,
	2010	2009
	US$’000	US$’000
Cash flows from operating activities
Net (loss) income	(1,130)	1,147
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	71	90
Allowance for doubtful accounts	-	307
Stock-based compensation	2,601	-
Changes in assets and liabilities:
Accounts receivable	(1,422)	(5,917)
Due from related parties	-	(170)
Inventories	(619)	(2,438)
Prepayments	603	873
Other current assets	512	30
Accounts payable	40	2,860
Customer deposits for sales of equipment	(24)	35
Due to related parties	(441)	31
Income tax payable	529	789
Accrued expenses and other accrued liabilities	(1,861)	440

Net cash used in operating activities	(1,141)	(1,923)

Cash flows from investing activities
Purchase of property, plant and equipment	(81)	(203)

Net cash used in investing activities	(81)	(203)

Cash flows from financing activities
Repayment of short-term bank loans	(1,170)	(1,172)
Short term bank loans raised	1,170	-

Net cash used in financing activities	-	(1,172)

Net decrease in cash and cash equivalents	(1,222)	(3,298)

Cash and cash equivalents, beginning of the period	11,233	7,866
Effect on exchange rate changes	-	68

Cash and cash equivalents, end of the period	10,011	4,636

Supplemental disclosure of cash flow information
Interest received	16	7
Interest paid	(110)	(32)
Tax paid	(146)	(1)

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2010 and 2009

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

In this report, TSTC, SMI, Beijing Telestone, BTWTC, Guolian, Pan-pacific and BTCTC are collectively referred to as the “Company”.

Note:  These are direct translations of names in Chinese for identification purpose only.

2.	PREPARATION OF INTERIM FINANCIAL STATEMENTS

Basis of presentations
These unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission ("SEC") rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2010 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("USA") have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form-10K for the year ended December 31, 2009 filed on March 31, 2010. The results of operations for the three-month period ended March 31, 2010 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2010.

The unaudited condensed consolidated financial statements and accompanying notes are presented in United States dollars and prepared in accordance with generally accepted accounting principles in the USA which requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basis of consolidation
The unaudited condensed consolidated financial statements include the accounts of TSTC, a subsidiary and a VIE and the VIE’s subsidiaries.  All significant intercompany accounts and transactions have been eliminated upon consolidation.

3.	(LOSS) EARNINGS PER SHARE

The Company reports (loss) earnings per share in accordance with ASC Topic 260 – Earnings Per Share (ASC 260). ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such (loss) earnings per share.

Basic (loss) earnings per share is computed based upon the weighted average number of shares of common stock outstanding during each period presented.

Diluted (loss) earnings per share is computed based on net (loss) income to stockholders and the weighted average number of shares of common stock outstanding during each period presented, adjusted for the effect of the dilutive common stock equivalents outstanding during the periods presented.

The dilutive effect of warrants to purchase common stock outstanding during the periods ended March 31, 2010 and 2009 was reflected in the calculation of diluted (loss) earnings per share by applying the treasury stock method. Since the warrants outstanding as of March 31, 2010 and 2009 were anti-dilutive, there was no dilutive effect of the warrants.

4.	INCOME TAXES

TSTC and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which each entity is domiciled.

TSTC had net operating losses carry-forward for income tax reporting purposes that might be offset against future taxable income. These net operating losses carry-forward are severely limited when TSTC experiences a change in control.  Therefore, following the re-capitalization in August 2005, the amount available to offset future taxable income is limited. No tax benefit has been reported in the financial statements, because TSTC believes that it is more likely than not that the carry-forward will finally expire and therefore cannot be used.  Accordingly, the potential tax benefits of the loss carry-forward are offset by a valuation allowance of the same amount.

No provision for withholding or United States federal or state income taxes or tax benefits on the undistributed earnings and/or losses of the Company's subsidiaries has been made as the earnings of these subsidiaries, in the opinion of the management, will be reinvested indefinitely.

The Company’s income is principally generated in the PRC by Beijing Telestone, BTWTC, BTCTC, Guolian and Pan-pacific. All these entities are subject to the enterprise income tax (“EIT”) in the PRC at the following applicable rates:

Unified EIT rate	25%
Small scale / low profit enterprises	20%
High / new technology enterprises (“Hi-tech enterprises”)	15%

Beijing Telestone and BTWTC are qualified as Hi-tech enterprises under the current Enterprise Income Tax Law in the PRC, so they enjoy the preferential tax rate of 15% in the PRC for a three-year period commencing from the year 2009. All other entities including BTCTC, Guolian and Pan-pacific are subject to the unified tax rate of 25% for the 3-month periods ended March 31, 2010 and 2009.

Income tax expenses, comprising EIT, have been provided at the following rates on the respective subsidiaries’/VIE’s estimated assessable income arising from PRC during the periods.

	(Unaudited) Three months ended March 31,
	2010	2009
	%	%

Beijing Telestone	15	15
BTWTC	15	15
BTCTC	25	25
Guolian	25	25
Pan-pacific	25	25

5.	OPERATING RISK

(a)	Concentration of major customers and suppliers
	(Unaudited) Three months ended March 31,
	2010	2009
	US$’000	US$’000
Major customers with revenues of more than 10% of the Company’s total operating revenues
Revenues from major customers	9,993	7,447
Percentage of operating revenues	90%	94%
Number	2	3

Major suppliers with purchases of more than 10% of the Company’s purchases
Purchases from major suppliers	456	1,073
Percentage of purchases	13%	25%
Number	1	2

Accounts receivable related to the Company’s major customers comprised 91% and 91% of the total accounts receivables as of March 31, 2010 and December 31, 2009 respectively.

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

6.	ACCOUNTS RECEIVABLE
	(Unaudited) As of March 31, 2010	As of December 31, 2009
	US$’000	US$’000

Completed contracts	91,210	89,835
Retentions	5,391	5,344

	96,601	95,179
Allowance for doubtful accounts	(6,174)	(6,174)

	90,427	89,005

Of the retentions balance as of March 31, 2010 and December 31, 2009, approximately US$868,000 and US$903,000 respectively are expected to be collected after one year.

7.	GOODWILL

Goodwill acquired in connection with the acquisition of Guolian and Pan-pacific by BTWTC on July 5, 2007 represented the excess of the purchase cost over the fair value of identifiable net assets acquired at acquisition date. Goodwill is tested at least annually for impairment in accordance with ASC Topic 350 – Goodwill and Other Intangible.

8.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are summarized as follows:
	Estimated useful life	(Unaudited) As of March 31, 2010	As of December 31, 2009
	(in years)	US$’000	US$’000

Buildings	30	312	312
Leasehold improvement	5	87	87
Plant and machinery	5	769	734
Office equipment	5	1,128	1,087
Motor vehicles	5	676	667

		2,972	2,887
Accumulated depreciation		(1,781)	(1,706)

		1,191	1,181

9.	SHORT-TERM BANK LOANS

As of March 31, 2010 and December 31, 2009, the balance included a bank loan of RMB15 million, equivalent to approximately US$2.19 million, which bears interests to be charged quarterly at 20% above the standard short term borrowing rate as stipulated by the People’s Bank of China on the date of the first withdrawal and is wholly repayable within one year. The loan is secured by guarantees provided by Mr. Han Daqing (“Mr. Han”), a director of TSTC and a third party guaranty company.  The remaining bank loans of RMB25 million, equivalent to approximately US$3.66 million, which bear interest to be charged annually at the standard short term borrowing rate as stipulated by the People’s Bank of China on the date of the first withdrawal and are wholly repayable within one year. The loans are secured by guarantee provided by a third party guaranty company. The guarantee provided by the independent guaranty company is secured by the followings:

(a)
Accounts receivable of the Company with an aggregate carrying value as of March 31, 2010 and December 31, 2009 amounting to RMB51 million, equivalent to approximately US$7.46 million, and RMB40 million, equivalent to approximately US$5.86 million, respectively;

(b)
Motor vehicles of the Company with an aggregate carrying value as of March 31, 2010 and December 31, 2009 amounting to RMB1.2 million, equivalent to approximately US$0.18 million, and RMB1.4 million, equivalent to approximately US$0.21 million, respectively;

(c)	Personal guarantee provided by Mr. Han; and

(d)	Personal real estate property and securities of the Company held by Mr. Han.

As of March 31, 2010 and December 31, 2009, all the bank loans are secured by guarantees provided by Mr. Han and a third party guaranty company, interest-bearing at 7.47% per annum and wholly repayable within one year.

10.	INVENTORIES

Inventories consisted of the followings:
	(Unaudited) As of March 31, 2010	As of December 31, 2009
	US$’000	US$’000

Raw materials	1	1
Finished goods and parts	5,496	4,877

	5,497	4,878
Provision for slow-moving and obsolete items	(436)	(436)

	5,061	4,442

11.	SEGMENT INFORMATION

During the periods ended March 31, 2010 and 2009, all revenues of the Company are from its network installation and optimization services and trading of wireless telecommunication products.  No financial information by business segment is presented.

As the Company operates mainly in the PRC and over 95% and 98% of its revenue and operating income during the periods ended March 31, 2010 and 2009 respectively are from the PRC, no geographical segment is presented.

12.	COMMON STOCK

On January 20, 2010, TSTC issued 100,000 shares of common stock for zero consideration. The common stock was granted to certain senior officers of the subsidiaries of TSTC as an incentive stock-based compensation for their services rendered in previous years in improving the business result of the Company and their contribution to the success of the Company. Details of the stock-based compensation are set out in note 16 to the condensed consolidated financial statements.

TSTC had 10,548,264 and 10,404,550 shares of outstanding common stock as of March 31, 2010 and December 31, 2009 respectively.

The following table summarizes activities of the warrants:
Number of shares

Warrants outstanding as of January 1, 2009	192,403
Expired on March 24, 2009 (i)	(15,000)

Warrants outstanding as of December 31, 2009	177,403
Cashless exercised on January 26, 2010 (ii)	(65,515)
Cashless exercised on January 27, 2010 (ii)	(26,222)
Issued on March 18, 2010 (iii)	40,000

Warrants outstanding and exercisable as of March 31, 2010 (iv)	125,666

(i)	On March 24, 2009, 15,000 shares of warrants expired.

(ii)
On January 26, 2010 and January 27, 2010, certain warrant holders elected to exercise 65,515 and 26,222 shares of warrants respectively pursuant to the cashless exercise provision of the warrants. Consequently, 30,590 and 13,124 shares of common stock were issued on a net share settlement basis to these warrant holders on January 26, 2010 and January 27, 2010 respectively.

On March 18, 2010, TSTC issued a total of 40,000 shares of warrants to a third party service provider as stock-based compensation for part of the cost of services. Details of the stock-based compensation are set out in note 16 to the condensed consolidated financial statements.

(iii)
As of March 31, 2010, the 85,666 shares of outstanding warrants issued in connection with the February 20, 2007 private placement are exercisable over a 4-year period to year 2011 at a per share exercise price of US$11.60 while the remaining 40,000 shares of outstanding warrants are exercisable over a three-year period from September 9, 2010 at a per share exercise price of US$18.73. The warrants are classified as equity and the amounts attributable to the warrants are recognized within additional paid-in capital.

The following table sets forth the outstanding warrant activity as of March 31, 2010 and changes during the 3-month period ended March 31, 2010.
	Vested	Unvested	Total	Weighted -average exercise price
	Shares	Shares	Shares	US$

As of January 1, 2010	177,403	-	177,403	11.60
Cashless exercise	(91,737)	-	(91,737)	11.60
Granted	-	40,000	40,000	18.73

As of March 31, 2010	85,666	40,000	125,666	13.87

Weighted-average remaining life (years)	0.89	3.44	1.70

13.	RELATED PARTY TRANSACTIONS

Summary of related party transactions

		(Unaudited) As of March 31, 2010	As of December 31, 2009
	Note	US$’000	US$’000
Due from related parties
Employees	a	536	536
Ex-stockholders of SMI/Guolian	b	1,427	1,427

		1,963	1,963

Due to related parties
Directors	a	3,034	3,475
Ex-stockholders of Beijing Telestone/Guolian	b	1,472	1,472

		4,506	4,947

Guarantor of short term loan
A director	9	5,850	5,850

Note:

(a)	The amounts due from employees and due to directors represent unsecured advances made to / from those parties from time to time. These amounts are interest free and repayable on demand.

(b)
The amounts due to ex-stockholders of Beijing Telestone represented the consideration arising from the consummation of the business combination. The ex-stockholders of SMI had represented that they had fully settled the amount with the ex-stockholders of Beijing Telestone and also undertaken to fully indemnify SMI against any claims from the ex-stockholders of Beijing Telestone (the “Undertaking”). However, an ex-stockholder of Beijing Telestone has initiated lawsuit against SMI alleging that the consideration amount has not been settled. The court hearing commenced on May 10, 2006 and finalized on December 19, 2006. Verdict has been issued by the Second Intermediate People’s Court of Beijing (“北京市第二中級人民法院”) and announced that SMI and Beijing Telestone are not required to compensate for the ex-stockholder of SMI.  On October 23, 2007, another verdict was issued by the High People’s Court of Beijing (“北京市高級人民法院”) announcing that the verdict from the Second Intermediate People’s Court of Beijing was kept and SMI was not required to compensate for the ex-shareholder.

14.	COMMITMENTS AND CONTINGENCIES

The Company recognizes its revenue upon the completion of contract and has made full tax provision in accordance with relevant national and local laws and regulations of the PRC.  A contract is considered as completed upon completion of all essential contract work and the installation has been accepted by the customer. It is the common practice in the PRC that invoices are not issued to customers until payments are received. The Company follows the practice of reporting its revenue for PRC tax purposes when invoices are issued. All unbilled revenue will become taxable when invoices are issued. For PRC tax reporting purpose, PRC subsidiaries of the Company recognizes revenue on an “invoice basis” instead of when goods are delivered and services are rendered. This is not in strict compliance with the relevant laws and regulations.  Accordingly, despite the fact that the PRC subsidiaries of the Company had made full tax provision in the financial statements, these PRC subsidiaries may be subject to penalties for the deferred reporting of tax obligations. The exact amount of penalties cannot be estimated with any reasonable degree of certainty.  The board of directors considers it is more-likely-than-not that the tax penalties will not be imposed.

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

No options have been granted to any parties during the three-month periods ended March 31, 2010 and 2009 and as of the date of these condensed consolidated financial statements.

16.	STOCK-BASED COMPENSATION

The Company applies the fair value recognition and measurement provisions of ASC Topic 718 Compensation – Stock Compensation (“ASC 718”) to account for stock-based compensation to employee. ASC 718 requires a public entity to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of services is recorded at fair value as of the grant date and recognized as an expense over the employee’s requisite service period (generally the vesting period) or at the grant date when it is fully vested.

Stock-based compensation for stock or similar instruments granted to non-employee is determined in accordance with ASC Topic 505-50 Equity-Based Payments to Non-Employees (“ASC 505-50”). ASC 505-50 addresses transactions in which equity instruments are issued in exchange for the receipt of goods or services when the counterparty to the transaction is other than an employee. Stock-based compensation to non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date shall be the earlier of the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or the date at which the counterparty’s performance is complete.

Stock-based compensation to employee

On January 20, 2010, the Board of Directors of TSTC approved to grant 100,000 shares of restricted common stock with three years restriction for sale to certain senior officers of the subsidiaries of TSTC as an incentive compensation for their services rendered in previous years in improving the business result of the Company and their contribution to the success of the Company.

The issuance of common stock is accounted for as equity instruments issued in exchange for receipt of services. The stock-based compensation costs are recognized and measured at the quoted price on the date of grant.

For the 3-month periods ended March 31, 2010 and 2009, the Company recognized stock-based compensation to employees of US$2,109,000 and US$Nil respectively.

Stock-based compensation to non-employee

On September 9, 2009, TSTC entered into an investor relation consulting agreement (the “Agreement”) with a third party service provider. The Agreement covers a period of twelve months from date of the Agreement to September 9, 2010. Under the Agreement, TSTC agreed to grant a total of 80,000 shares of warrants to the services provider as part of the cost of services. The 80,000 shares of warrants will vest on September 9, 2010 and carry a 3-year term from the date of vesting to September 9, 2013.

Following the completion of the first stage of services as stipulated in the Agreement, TSTC granted 40,000 shares of warrants with an exercise price of US$18.73 to the service provider on March 18, 2010. These warrants are accounted for as equity instruments issued in exchange for receipt of services. Costs are measured at the estimated fair value of the equity instruments issued on the completion date of the services.  The remaining 40,000 shares of warrants shall be granted upon the completion of the second stage of services in September 2010.

According to a valuation report dated May 11, 2010 issued by an independent professional valuation firm, the estimated per share fair value of the warrants is US$12.30. The following table presents the assumptions used by the valuation firm to estimate the fair value of the warrants using the Binomial Lattice option pricing model:

Expected life	3.5 years
Expected dividend yield	0.00%
Expected volatility	96.38%
Risk-free interest risk	1.62%

Expected volatility is based on historical volatility of the Company’s common stock. Historical volatility was computed using daily pricing observations for recent periods that correspond to the term of the warrants. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant for periods corresponding with the expected life of the warrants.

For the 3-month periods ended March 31, 2010 and 2009, the Company recognized stock-based compensation to non-employees of US$492,000 and US$Nil respectively.

The following table presents the total stock-based compensation included in the condensed consolidated statements of operations and other comprehensive income for the 3-month periods ended March 31, 2010 and 2009.
	(Unaudited) Three months ended March 31,
	2010	2009
	US$’000	US$’000

Sales and marketing	492	-
General and administrative	2,109	-

Total stock-based compensation	2,601	-

No tax benefit was recognized for the stock-based compensation recorded for the three months ended March 31, 2010.

17.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2010, the FASB issued ASU 2010-09, Subsequent event. This ASC amends certain recognition and disclosure requirements to FASB ASC 855. ASU 2010-09 requires an entity that is an SEC filter or is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date that the financial statements are issued but remove the requirement for an SEC filer to disclose a date in both issued and revised financial statements. These amendments are effective upon issuance of the final Update, except of the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU 2010-13, Compensation – Stock Compensation. This ASC provides amendments to FASB ASC 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade should not be considered to contain a condition that is not a market, performance, or service condition. As a result, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU 2010-18, Receivables. The ASC provides amendments to FASC ASC 310 As a result, modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. Effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

18.	SUBSEQUENT EVENT REVIEW

The Company has evaluated subsequent events up to the date that these consolidated financial statements were approved and authorized for issue by the Board of Directors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is management's discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements.  Generally, the words "believe," "anticipate," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements.  Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected.  Undue reliance should not be place on these forward-looking statements which speak only as of the date hereof.  We undertake no obligation to update these forward-looking statements, except to the extent required by law.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a leading supplier of local access network solutions for communications networks in China. We design, engineer and sell RF-based local access network solutions for indoor and outdoor wireless coverage, IP-based products for Internet access, and unified local access network, or ULAN, solutions based on our Wireless and Fiber-Optics Distribution System, or WFDS, technology.  Our local access network solutions integrate and enhance communication coverage and improve the signals quality of reception for wireless, Internet, wireline, cable television and other end user applications.  These solutions are used in a variety of indoor and outdoor environments, such as hotels, residential estates, office buildings, airports, exhibition centers, underground stations, highways, tunnels and rural areas.  As part of our comprehensive network solution, we provide professional services, including upfront system design, implementation and network maintenance.  Our primary customers are China Mobile, China Unicom and China Telecom, or the Big 3, and commercial and residential property owners in China.  We have 30 branches throughout China, six international sales offices and an international network of system integrator partners.  We believe our solutions offer a compelling value proposition to our customers as our solutions offer lower costs of ownership and increase overall efficiency.

Since our establishment in 1997, we have maintained business relationships with China Mobile, China Unicom and China Telecom (the “Big 3”), who combined currently account for over 95% of our annual revenue.  Although we expect customer concentration to decrease as we expand internationally outside of China, we expect to increase our penetration within the Big 3 by leveraging our state-of-the-art technology solutions.  WFDS currently is the only commercially available solution fully compatible with the service platforms of the Big 3, and offering voice, video, data, wireless LAN, FTTH, Internet, digital cable TV networks and video surveillance.  Due to our performance, cost savings to carriers, easy installation and minimal intrusion to property owners, we expect to continue to expand our market share within China.

During 2009, we saw a significant growth in revenue from sales of our products and services to the Big 3.  Our ability to continue to increase product revenue will depend significantly on the growth of the Chinese telecommunications market, continued adoption of WFDS technologies, our ability to maintain relationships with China’s Big 3 carriers, our ability to capitalize on China’s recent 3G government initiatives, and our ability to expand our presence internationally.  Our growth in professional services revenue will depend upon increasing our installed base of customers along with the pace at which our existing customers continue to migrate from 2G to 3G services.

Our future profitability and rate of growth will be directly affected by the continued acceptance of our products in the marketplace, as well as the timing and size of orders, average selling prices, costs of our products and general economic conditions.  Our ability to scale profitability will be affected by our ability to effectively generate incremental business within China for our higher-margin WFDS technology.

In addition to China, we currently market to 29 countries, including Argentina, Bangladesh, Brazil, Canada, Colombia, Costa Rica, Ecuador, Hong Kong, Iceland, India, Indonesia, Ireland, Kazakhstan, Malaysia, Mexico, Mongolia, New Zealand, Philippines, Russia, Saudi Arabia, Singapore, South Africa, South Korea, Thailand, Turkey, the United States, the United Arab Emirates, Ukraine, and Vietnam.  Continuous expansion outside of China is one of our core strategies.  We believe that the quality of our products and services will allow Telestone to become increasingly competitive internationally.

We believe that the high technology content in our business and our continued effort to develop market leading next-generation technology have led to recognition by China’s local and central government agencies and organizations.  In 2009, we received various technology awards, certifications and honors.  Most recently we were certified as a “High and New Technology Enterprise” by the Beijing municipal government.  In addition, our trademark was recognized as a well-known trademark of Beijing by the local Industry and Commerce Bureau.  In addition, we have won the title of “A-Rated Good Credit Enterprise” which entitles us to credit guarantees by Beijing Z-Park Sci-tech Guarantee Co.

Industry Background

As the mobile market in China continues to mature, mobile operators have begun to invest in the future.  In particular, the Chinese telecommunications industry has witnessed accelerated development in recent years with a rapid rollout of 3G network investments and commitments to introduce 4G technology by 2011.

The Rapid Growth of Wireless Subscribers in China

China has repeatedly expressed a commitment to continuing economic growth, aimed at improving the living standards of its population and at expanding its middle class.  This growth has led to increasing urbanization among the Chinese population with migrant workers moving to cities.  There is now a growing demand among both enterprises and households in China for improved wireless bandwidth and network performance.  China is the largest wireless market in the world with approximately 747 million mobile subscribers in China.  While this number is large, there is still opportunity to expand as the mobile user penetration rate in China is currently relatively low.

The number of wireless subscribers in China across both 2G and 3G platforms is projected to grow from 747 million at the end of 2009 to 925 million by the end of 2011, a CAGR of 11%.  According to the Ministry of Industry and Information Technology, or MIIT, the number of 3G wireless subscribers is expected to grow at a 216% CAGR, increasing from 15 million to 150 million during the same period.

Wireless Infrastructure Growth Drivers in China

During the 2G era, a majority of mobile traffic was voice, and hence network coverage mainly focused on breadth rather than on depth.  However, as we enter into the 3G era in China, approximately 70% of the 3G traffic has focused on data.  As a result, in-depth network coverage has become 3G operators’ first priority and we believe that the demand for wireless enhancement equipment has become much more important than in the past.  We believe that the room for growth in such demand is evident as the population coverage levels of existing 3G networks are still below 70% in most cities currently covered, and less than half of China’s 650 major cities are supported by 3G.

Chinese Government Sponsored 3G Build-Out

Telecommunication capital expenditure is expected in the coming years as the Big 3 plan to build out their 3G coverage networks through Chinese government support and incentives.  According to MIIT, the Chinese government announced plans to contribute $58.6 billion in 3G upgrades from 2009 to 2011, with $23.6 billion already contributed in 2009, in an effort to extend 3G wireless coverage across nearly all of China.  With the Chinese government’s assistance, the Big 3 have budgeted $70 billion of spending from 2009 to 2011 to deploy 3G networks.

Significant Construction of New Residential and Commercial Properties

Real estate in China has exhibited growth with little slow down; total real estate investment increased at a CAGR of 23% from 1998 – 2009.  Demand for new real estate construction is expected to remain healthy going forward as evidenced by an anticipated shortage of supply in 2010.  For example, according to China’s National Bureau of Statistics, in 2009 702 million square meters of commercial and residential properties were constructed, while 937 million square meters of new property rights were sold.

The Chinese government encourages fair competition among the Big 3 and cable service providers to give consumers viable choices.  As a result, property owners install hardware platforms for the Big 3’s 2G and 3G technologies, cable and Internet networks. This often results in eleven devices being deployed on-site, which is inefficient and costly for property owners.  As a result, an increasing demand by properties owners for equipment that can integrate coverage from the Big 3 and also provide integrated services in a single platform is expected.

Growth in Mobile Subscribers

Growth in the wireless infrastructure market is also driven by the significant increase in the number of mobile subscribers and in the amount of data transmitted over wireless networks through smart phones in China.  These growths result in burdens being placed on the carriers’ wireless infrastructure that can overload the network; overworked wireless networks result in poor wireless service, slow data transfer rates and dropped calls.  In order to alleviate the constraints being put on wireless infrastructure and to increase wireless network capacity, the Big 3 continue to deploy and upgrade wireless infrastructure equipment.

Integration of the Three Networks

There is continued growth in the number of users of Internet, mobile phones and cable/digital TV in China.  This trend is causing legacy telecom, Internet, TV/radio networks to become more dependent on each other to provide services to their respective customers.  For example, TV networks are integrating with Internet networks to offer IPTV, cable networks are integrating with Internet networks to offer cable Internet, and TV networks are integrating with wireless networks to deliver mobile TV.  According to the IChina Research Center, $15.2 billion is expected to be spent on telecommunication upgrades to support the integration.

“The Internet of Things”

In China, a budding phenomenon has developed, referred to as “The Internet of Things” in organizations and businesses.  The Internet of Things literally translates into “the connection of things”, whether they are products, components or systems, so that individuals can communicate intelligently with one another and can communicate with their home and office computers and home appliances remotely.  Everything from home appliances, public infrastructure and facilities, to logistic process will be assigned an IP address and connected to the Internet of Things through wireline or wireless connection.  This demand is expected to increase the need for wireless infrastructure.

Digital Cable Network Reconstruction

Last year marked the sixth year in the digitization of cable television in China.  At the end of 2009, cable subscribers numbered more than 174 million, and digital cable subscribers accounted for about 36% of the total, reaching 62 million. Concurrent with the technology spending required to deliver extras such as HDTV and programming on demand, an emphasis has been placed on innovating cost-effective cables.

Increasing and Evolving Need for Indoor Wireless Coverage

Historically, “indoor wireless” meant only Wi-Fi enabled laptops, but currently, mobile users in China also rely on mobile and smart phones, BlackBerry devices, PDAs, and two-way radios to communicate.  All of these devices require indoor wireless coverage to operate effectively.  However, while many residential and commercial properties in China may have wireless LAN routers, the vast majority do not have indoor wireless cellular coverage for mobile or smart phones.  In order to better serve the needs of their tenants, we expect that property owners are increasingly looking to deploy indoor wireless coverage solutions.

Recent Shifts in Chinese Wireless Regulations

The Chinese government is committed to simplifying the telecommunications industry by standardizing the equipment used in order to create a more competitive market environment.  In addition to standardization, there is a near unanimous government support of integration of high-speed Internet, Wi-Fi, television programming, and voice and data networks.  In order to accelerate this integration, in January 2010, the State Council issued a directive for the consolidation of China’s three primary communication networks (telecommunications, television & radio broadcasting, and the Internet) into one, within a five year window.  As the number of products and applications that need to be transmitted continues to compound, this directive has opened up a great market opportunity for technology solutions capable of consolidating telecommunications, television and radio broadcasting, and the Internet into one simple form factor.

Limitations of Competitive Solutions

We believe that competitive wireless infrastructure solutions currently do not comply with the Chinese government’s convergence initiatives and do not fully meet the needs of the Big 3 and property owners.  In particular:
•
No other vendor integrates the Big 3’s technology, cable and Internet service into one solution.  Historically, there has not been a single platform compatible with disparate technology requirements of the Big 3 that can also provide integrated services.  The lack of integration results in eleven hardware deployments (equipment compatible with 2G, 3G and internet coverage of each of the Big 3, cable TV, and cable internet) to support the various services required by the tenants of property owners.

•
Non-integrated services require significant capital expenditure and are labor intensive.  The Big 3 have significant upfront capital expenditures and labor requirements to fulfill their respective deployments as competitive solutions do not integrate carrier technology or services.

•	Non-integrated services requires large amount of space. Deployment of eleven on-site hardware devices takes up valuable real estate space.
•	Non-integrated services are difficult to maintain. Installing, managing and maintaining eleven on-site hardware devices is relatively cumbersome and costly for the Big 3 and the property owners.

Our Solution

We design, engineer and sell RF-based local access network solutions for indoor and outdoor wireless coverage and WFDS solutions for unified local access network coverage.  In the past, our focus has been on the RF-based local access network solution, but in the future we expect to leverage our WFDS technology to transition our customers to a unified local access network solution.  Our WFDS solutions are designed for use by property owners of all buildings including enterprises, municipalities, small businesses and homes.  Our unified local access network WFDS solutions integrate multiple access services, have a lower total cost of ownership and provide better wireless coverage.

Unified Local Access Network WFDS Solution

We plan to leverage our first-mover advantage with our WFDS technology in order to increase our penetration in China and to strengthen our relationships with the Big 3 for whom we believe our WFDS solution is a critical component to remain aligned with industry trends and government-sponsored initiatives.

Key benefits of our unified local access network WFDS solution include:
•
Compatibility with the Big 3’s technologies and integrated services.  Our WFDS solution is an industry-first solution capable of providing integrated services on a single integrated platform.  Our unified solution approach as well as our commitment to research and development, have strategically positioned us to be a benefactor of the Chinese government’s directive for network convergence.

•
Reduction in capital expenditures.  The combination of integrating services along with the use of our patented fiber-optic technology should enable the Big 3 to reduce their wireless infrastructure capital expenditures by up to two-thirds.

•
Reduction in space required.  Utilizing our WFDS technology, property owners can reduce the installation space required for Big 3, cable and Internet service from eleven devices to one.  In a single compact, all- optical platform, we offer customers integrated solutions streamlined to meet our customer’s requirements.

•
Easy to install, use and maintain.  Our WFDS solution enables a property owner to deploy a single multi-functional platform in a simple and consolidated form factor.  WFDS is easy to install and is centrally managed, is compatible with 2G and 3G services, and is forward compatible with 4G services.

RF-based Local Access Network Solutions

We provide RF-based local access network solutions to the telecommunications industry for environments including hotels, residential estates, office buildings, airports, exhibition centers, underground stations, highways and tunnels.  Our suite of products that we deploy as part of these solutions includes base station and tower mounted amplifiers, antennas, couplers and splitters.  Our RF-based products support various 2G and 3G transmission protocols, including CDMA, W-CDMA, GSM and TD-SCDMA.

Our Competitive Strengths

We believe the following competitive strengths enable us to compete effectively and to capitalize on growth opportunities in our markets:

Leading Local Access Network Solution Provider Poised to Benefit from Chinese Government Initiatives

As an innovative local access network solution provider, we are uniquely positioned to benefit from the various Chinese government-sponsored initiatives.  In addition, we maintain good relations with the Ministry of Science and Technology, the Ministry of Industry and Information Technology, the Beijing municipal government and the Administrative Committee of Z-Park.  These relationships provide us with timely information regarding opportunities to receive financing support, research and development reimbursement, and tax incentives, thereby enabling us to plan our activities timely.  We intend to leverage our existing government support to build our technology leadership position and to continue to pioneer industry firsts.

State-of-the-Art Unified Local Access Network WFDS Solution

We believe our industry leading WFDS solution is the only commercially available solution that is fully compatible with the Big 3’s respective technology requirements and can offer integrated services in a single platform.  Our WFDS systems can be deployed in various types of properties.  We currently have received 60 patents for WFDS, and have an additional 40 filed patent applications for WFDS under review.  In September 2009, WFDS technology successfully passed all United States Federal Communications Commission, or FCC, testing procedures.  The FCC certification will not only apply to the U.S. market, but also to our WFDS products in Central and South America.  We expect to gain significant traction in the indoor wireless coverage market through our first mover advantage.

Leading Research and Development Capabilities

We have leading research and development capabilities in China, and we have won awards from the Ministry of Science and Technology.  We have more than 100 research and development specialists of which over 40% have at least a master’s degree.  Our research and development staff includes specialists in RF and WFDS technology; these employees are comparatively difficult to recruit and we believe our strong staff provides us with a competitive advantage.  Our research and development laboratory has state-of-the-art equipment intended to give our personnel the tools to make significant advances in wireless coverage technologies.  In addition, we provide our employees with continuing education administered through internal programs.

Long-Term, Established Customer Relationships

We have maintained long-term relationships with the Big 3 as customers for thirteen years.  Given the conservative nature of the Big 3, we believe that our long-term relationship with them provides us with a competitive advantage over new entrants or less mature Chinese companies in selling wireless infrastructure in China.  Additionally, with the significant ownership the Chinese government has over the Big 3 and the protected nature of the wireless equipment infrastructure market in China, we believe that it would be difficult for international competitors to gain traction with the Big 3.

Extensive Branch Network Providing Strong Sales Network and Customer Service

We employ a group of experienced and technologically savvy sales and marketing staff in China.  Selling local access network solutions is a relationship driven business and therefore requires extensive touch points.  As our business is based on a direct sales model, and covers a broad and diverse customer base, we have 30 branches across all but one province in China.  Through this branch network, we have a strong sales effort and can deliver timely customer service.

Experienced Management Team with a Proven Track Record

Our management team has a track record of success at both public and private companies, including extensive experience within the Chinese wireless communications market.  Mr. Daqing Han, our founder, Chairman and President, has extensive knowledge of the telecommunications industry in China through over 25 years of experience.  Mr. Han and most of our senior management have worked together as a team for over 13 years and have successfully built our business and increased revenue from $21.7 million in 2006 to $71.0 million in 2009.

Our Growth Strategy

Our strategic focus is to build on our position as a leading provider of local access network solutions in China and increase our international market presence.  Key elements of our growth strategy include:

Increase Market Share in China

We have uniquely positioned ourselves to be a major benefactor of various Chinese government-sponsored initiatives.  We have built trust and earned validation from the Big 3 and from the Chinese government, which continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership.  We plan on leveraging our industry-leading local access network solutions, our track record of successful deployment of our solutions in projects in various geographical regions in China, and our strong relationships to increase our market share in China.

Leverage First Mover Advantage for WFDS

The Chinese government recently issued a directive to integrate 2G and 3G wireless signal coverage, Internet, TV and radio, and voice and data services into a single platform.  To help encourage the integration, the Chinese government has committed to provide financial incentives in order to increase competition and meet its projected timetable, which is expected to be completed over the next five years.  We believe our WFDS product is currently the only solution in the market that can deliver an integrated service.

Capitalize on WFDS Leasing Model

We have recently pioneered a new WFDS leasing model.  As opposed to selling our WFDS equipment to carriers, we are testing a leasing model in which we maintain ownership of the equipment installed on the property premise.  The Big 3 pays us a monthly fee to “lease” bandwidth on the WFDS solution in order to deliver integrated services to the property tenants.  We would in turn share a portion of the monthly leasing fee with the property owners in return for them providing us with space on the property to install our equipment.  The Big 3 benefit as well as they will no longer need to pay upfront for the equipment.

The leasing model would not only provide a steady revenue stream, it would also yield higher gross margins, and we expect it will be attractive to property owners and the Big 3.   We are currently engaged in four pilot projects with the new model.

Extend Our Research and Development Leadership and Product Development

We plan to continue to invest in research and development and product development for our solutions to enhance our leadership position for unified local access network solutions. We have a dedicated team of over 100 research and development specialists to continue the development of solutions and we expect to maintain meaningful investments in research and development on a going-forward basis.

Seek Selective Acquisitions and Strategic Investments

We have in-depth knowledge of smaller equipment vendors or solutions providers in the Chinese local access network market.  We may selectively acquire smaller participants in the sector to expand our product offering or market presence.  Potential targets are companies that have strong traction with the Big 3 in their local markets or have technologies to bolster our product offering.

Strengthen International Market Presence

We intend to increase our international presence over the next few years.  We have already established partnerships with, and will continue to find and train value-added resellers and systems integrators in international markets to sell our solutions.  We currently have six sales offices outside of China and intend to increase this number in the near-term.  While we currently generate less than 5% of our revenue from sources outside of China, we expect the international market, especially the U.S., will represent a significant growth opportunity for us in the future.

Revenue, Cost of Revenue and Operating Expenses

We derive our revenue from sales of our RF-based local access network solutions for indoor and outdoor wireless coverage, IP-based products for Internet access, and ULAN solutions based on our WFDS systems, and professional services.  Professional services revenue consists of upfront system design, implementation and network maintenance.

Our revenue growth has been driven primarily by an expansion of our provincial-level Big 3 customer base in China, an expansion of our product portfolio from RF-based products to our newer WFDS product, and continued international expansion.  We believe the market for our products is very large as China is the world’s largest mobile market.

Cost of Products and Professional Services

Cost of product revenue consists primarily of manufacturing costs for our products, shipping and logistics costs, and expenses for warranty obligations.  We have outsourced the substantial majority of our manufacturing to Shijiazhuang Spectrum Digital Communication Company, our contract manufacturer who manufactures exclusively for us. Accordingly, the substantial majority of our cost of revenue consists of payments to Shijiazhuang Spectrum and our component suppliers.

Cost of professional services revenue is primarily comprised of related personnel costs and technical support costs, including personnel costs associated with our internal support organization.

Gross Margin

Our gross margin has been, and will continue to be, affected by a variety of factors, including:

•	product mix and average selling prices;

•	new product introductions and enhancements both by us and by our competitors;

•	demand for our products and services;

•	our ability to attain volume manufacturing pricing from Shijiazhuang Spectrum and our component suppliers;

•	losses associated with excess and obsolete inventory; and

•	growth in our headcount and other related costs incurred in our professional services organization.

Operating Expenses

Operating expenses consist of sales and marketing expenses, general and administrative expenses, and research and development expenses.  The largest component of our operating expenses is personnel costs.  Personnel costs consist of salaries, benefits and other compensation for our employees.  We have approximately 1,010 full-time employees as of March 31, 2010.

Sales and marketing expenses represent the largest component of our operating expenses and primarily consist of sales and marketing expenses, including all related expenses and compensation for sales personnel and travel expenses related to sales of products and market development.  We expense sales and marketing expenses as incurred.  For fiscal 2010, we expect sales and marketing expenses to increase on an absolute dollar basis.

We plan to continue to invest strategically in sales and marketing with the intent to add new customers and increase penetration within our existing customer base, expand our China and international sales and marketing activities, build brand awareness and sponsor additional marketing events.  We expect future sales and marketing expenses to continue to be our most significant operating expense.

General and administrative expenses primarily consist of compensation for personnel, travel expenses, materials expenses related to ordinary administration, fees for professional services, and provisions for doubtful accounts.  For fiscal 2010, we expect general and administrative expenses to increase on an absolute dollar basis.

Research and development expenses primarily consist of compensation for research and development staff, material expenses, travel expenses and facility expense.  We expense research and development expenses as incurred. We are devoting substantial resources to the continued development of additional functionality for existing products and the development of new products.  We intend to continue to invest in our research and development efforts because we believe it is essential to maintaining our competitive position.  The dollar amount invested in our research and development activities will increase as we continue to increase our revenue.  However, as a percentage of revenue, research and development costs are expected to remain relatively low.

Interest Expense

Interest expense includes interest we pay on our short-term bank loans.

Other Income (Expense), net

Other income (expense), net includes interest income on cash balances, gain or loss from disposal of assets, gains or losses on conversion of non-Renminbi transactions into Renminbi, and gains from governmental subsidy.  Cash has historically been invested in highly liquid investments with original maturities of three months or less.

Income Tax Expense

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

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  These accounting principles require us to make estimates and judgments that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented.  We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made.  To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected.  The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition, foreign currency translation, inventory valuation, allowances for doubtful accounts, and goodwill.

Revenue Recognition

Our revenue is derived primarily from two sources: (1) product revenue and (2)  professional services revenue.

Product revenue represents the invoiced value of goods, net of value-added tax (“VAT”) and returns.  The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery occurs, the fee is fixed or determinable, and collectibility is probable.  Professional service revenue is recognized when the service is performed and accepted by the customer.

As part of professional services, the Company provides installation services for certain sales of equipment under fixed-price contracts.  Revenue from these fixed-price service contracts are recognized on the completed-contract method.  Under the completed-contract method, revenue and costs of individual contracts are included in operations in the year during which they are completed.  Losses expected to be incurred on contracts in progress are recognized in the period such losses are determined.  This method is used because the contract is completed within a short period of time, and the financial position and results of operations do not vary significantly from those that would result from using the percentage-of-completion method.  A contract is considered completed upon completion of all essential contract work and the installation has been accepted by the customer.

Foreign Currency Translation

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

For translation of financial statements into the reporting currency, assets and liabilities are translated at the exchange rate at the balance sheet date, equity accounts are translated at historical exchange rates, and revenue, expenses, gains and losses are translated at the weighted average rates of exchange prevailing during the period.  A translation adjustment, when material, resulting from this process is recorded in accumulated other comprehensive income within stockholders’ equity.

Inventory Valuation

Inventory consists of equipment and related component parts and is stated at the lower of weighted average cost or market. We record inventory write-downs for potentially excess inventory based on forecasted demand, economic trends and technological obsolescence of our products.  If future demand or market conditions are less favorable than our projections, additional inventory write-downs could be required and would be reflected in cost of product revenue in the period the revision is made.  At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.  Provision for slow moving and obsolete items amounted to $0.4 million as of March 31, 2010 and December 31, 2009.

Allowances for Doubtful Accounts

We record a provision for doubtful accounts based on historical experience and a detailed assessment of the collectibility of our accounts receivable.  In estimating the allowance for doubtful accounts, our management considers, among other factors, (1) the aging of the accounts receivable, including trends within and ratios involving the age of the accounts receivable, (2) our historical write-offs, (3) the credit-worthiness of each customer, (4) the economic conditions of the customer’s industry, and (5) general economic conditions.  In cases where we are aware of circumstances that may impair a specific customer’s ability to meet their financial obligations to us, we record a specific allowance against amounts due from the customer, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. The allowance for doubtful accounts was $6.2 million both as of March 31, 2010 and December 31, 2009.

Goodwill

We apply ASC Topic 350 – Goodwill and Other Intangibles and perform an annual goodwill impairment test, or test more frequently if events or changes in circumstances indicate that the carrying value may be impaired.  Goodwill is allocated to cash-generating units for the purpose of impairment test and determination of gain or loss on disposal.

Goodwill on acquisition of businesses, being the excess of the cost of the acquisition over the Company’s share of the fair value of the identifiable assets, liabilities and contingent liabilities, is recognized as a separate asset. Goodwill is carried at cost less accumulated impairment losses.  An impairment loss on goodwill is not reversed.  We did not recognize impairment charges in any of the periods presented.

RESULTS OF OPERATION

Our operating results are presented on a consolidated basis for the quarter ended March 31, 2010, as compared to the quarter ended March 31, 2009.

The following is statement of our operations for the three months ended March 31, 2010 and 2009.

Item	2010 Q1		2009 Q1		Comparisons
	$'000	% of revenue	$'000	% of revenue	$'000%
Revenue	11,132		7,896		3,236	41.0%
Cost of products and professional services	6,193	55.6%	3,196	40.5%	2,997	93.8%
Gross profit	4,939	44.4%	4,700	59.5%	239	5.1%
Sales and marketing expenses	2,728	24.5%	2,181	27.6%	547	25.1%
General and administrative expenses	2,934	26.4%	843	10.7%	2,091	248.0%
Research and development expenses	224	2.0%	136	1.7%	88	64.7%
Depreciation and amortization	71	0.6%	90	1.1%	-19	-21.1%
Interest expenses	126	1.1%	41	0.5%	85	207.3%
Other income	335	3.0%	267	3.4%	68	25.5%
Income before tax	-809	-7.3%	1,676	21.2%	-2,485	-148.3%
Income tax	321	2.9%	529	6.7%	-208	-39.3%
Net income	-1,130	-10.2%	1,147	14.5%	-2,277	-198.5%

Revenue

Our revenue during the three months ended March 31, 2010 was derived from sales of products and professional services primarily to domestic telecom carriers, and to a lesser extent, direct product sales to system integrators and overseas customers.  Our major customers include provincial-level subsidiaries of China Mobile, China Unicom, and China Telecom.

For the three months ended March 31, 2010, our revenue was $11.1 million, representing an increase of 41.0% from the same period in 2009.  The increase was primarily attributable to revenue generated from the first phase of a China Mobile project in Inner-Mongolia to provide Wi-Fi coverage for subscribers, and from a China Mobile project in Sichuan province as part of the rebuilding efforts after the May 2008 earthquake.  Both projects involved the implementation of WFDS systems.

Revenue Breakdown

Three months ended March 31, 2010 and 2009

	2010 Q1		2009 Q1		Growth
	$'000	% of revenue	$'000	% of revenue	$'000	%
Product revenue	5,100	45.8%	3,263	41.3%	1,837	56.3%
Professional services revenue	6,032	54.2%	4,633	58.7%	1,399	30.2%
Total	11,132	100.0%	7,896	100.0%	3,236	41.0%

For the three months ended March 31, 2010, revenue generated from product sales was $5.1 million, representing an increase of 56.3% from the same period in 2009. The increase in product revenue was primarily attributable to increases in sales of WFDS systems.  WFDS system sales continue to grow as our WFDS solutions continue to gain market traction and as associated projects tend to be relatively large.

For the three months ended March 31, 2010, revenue generated from professional services was $6.0 million, representing an increase of 30.2% from the same period in 2009.  The increase in professional services revenue was primarily attributable to two 2G/3G coverage upgrade projects (Shandong province and Hebei province) for China Mobile.

Revenue generated from professional services accounted for 54.2% of total revenue, compared to 58.7% for the same period in 2009.

Breakdown by Customers

Three months ended March 31, 2010 and 2009
	2010 Q1		2009 Q1		Growth
	$’000	% of revenue	$'000	% of revenue	$'000%
China Mobile	8,910	80.1%	2,778	35.2%	6,132	220.7%
China Unicom	1,083	9.7%	3,183	40.3%	-2,100	-66.0%
China Telecom	947	8.5%	1,486	18.8%	-539	-36.3%
Overseas	192	1.7%	171	2.2%	21	12.3%
Others	0	0.00%	278	3.5%	-278	-100.0%
Total	11,132	100.0%	7,896	100.0%	3,236	41.0%

Revenue from the wireless telecom carriers was the Company’s major source of revenue during the reporting period, and the majority of such revenue was generated from China Mobile and China Unicom.

Cost of Products and Professional Services

Three months ended March 31, 2010 and 2009

	2010 Q1		2009 Q1		Growth
	$'000	% of revenue	$'000	% of revenue	$'000%
Cost of products	2,870	25.8%	1,898	24.0%	972	51.2%
Cost of professional services	3,323	29.8%	1,298	16.5%	2,025	156.0%
Total	6,193	55.6%	3,196	40.5%	2,997	93.8%

For the three months ended March 31, 2010, our total cost of products and professional services were $6.2 million, representing an increase of 93.8%, from the same period in 2009.

Gross Profit and Gross Margin

For the three months ended March 31, 2010, our gross profit was $4.9 million, representing an increase of 5.1% from the same period in 2009.  Our gross margin during the period was 44.4%, which decreased from 59.5% in the same period in 2009 due to a decline in professional services gross margin as described below.

Product Gross Margin:
Our product gross margin increased to 43.7% during the three months ended March 31, 2010, from 41.8% in the same period in 2009.  The increase in product gross margin was primarily attributable to commencement of sales to higher gross margin areas, including Inner Mongolia, in this quarter.

Professional Services Gross Margin:
Our professional services gross margin decreased to 44.9% during the three months ended March 31, 2010, from 72.0% in the same period in 2009.  The high professional services gross margin of the period ended March 31, 2009 was because our professional services revenue was predominately driven by an unusually high level of maintenance and design services, which are our highest gross margin professional services and which contributed to a disproportionately large amount to our professional services revenue.  This high level of maintenance and design services did not occur in the same period of 2010. The Big 3 have recently adopted centralized procurement and public bidding processes, which required us to lower our contract prices in order to secure potential tenders. This has also resulted in lower gross profit margins in the quarter ended March 31, 2010.

Sales and Marketing Expenses

For the three months ended March 31, 2010, sales and marketing expenses were $2.7 million, representing an increase of 25.1% from the same period last year.  As a percentage of sales, sales and marketing expenses accounted for 24.5% of total revenue, as compared to 27.6% of total revenue for the corresponding period in 2009.  The increase in sales and marketing expenses was primarily due to a stock-based compensation expense of $0.5 million in relation to the issuance of 40,000 warrants to Hayden Communications International, Inc. for professional services rendered.  Excluding the effects of the stock-based compensation expense, our sales and marketing expenses would have been $2.2 million, or 20.1% of total revenue.  As a percentage of revenue, our sales and marketing expenses decreased during the three months ended March 31, 2010, when compared to the same period in 2009.  This indicates we are spending our sales and marketing expenses more efficiently.  We did not incur significant costs in advertising, benefiting from the highly concentrated customer base.  Our sales and marketing expenses are mostly exhibition and conference expenses.

General and Administrative Expenses

For the three months ended March 31, 2010, general and administrative expenses were $2.9 million, accounting for 26.4% of total revenue, as compared to $0.8 million or 10.7% of total revenue, for the corresponding periods of 2009.  General and administrative expenses for the three months ended March 31, 2010 increased 248.0% from the same period last year.  The increase in general and administrative expenses was primarily attributable to a stock-based compensation expense of $2.1 million related to the issuance of stocks to certain directors of Shandong Guolian Telecommunications Technology Limited for their services rendered in previous years in improving business results and their contribution to the Company’s success.  Excluding the effects of stock-based compensation expense, our general and administrative expenses would have been $0.8 million, or 7.4% of total revenue.

Research & Development Expenses

For the three months ended March 31, 2010, research and development expenses were $0.2 million, accounting for 2.0% of total revenue, as compared to $0.1 million, or 1.7% of total revenue, for the corresponding period in 2009.  Research and development expenses increased by 64.7%, compared to the same period in 2009.

The increase in research and development expenses was due to our development of new products during the three months ended March 31, 2010.

Interest Expense and Other Income

For the three months ended March 31, 2010, interest expenses were $0.1 million, accounting for 1.1% of total revenue, as compared to $0.0 million for the corresponding period in 2009.  Interest expenses rose as a result of increased bank borrowings during the quarter to fund our working capital needs.

Other income was $0.3 million, accounting for 3.0% of total revenue, as compared to $0.3, or 2.4% of total revenue, for the corresponding period in 2009.  Other income increased as a result of additional government sponsorship income that was provided during the quarter.

Net Income

For the three months ended March 31, 2010, we had a net loss of $1.1 million, representing a decrease of 198.5% from the same period in 2009.  Excluding the effects of the previously-mentioned noncash charges of $2.1 million and $0.5 million, our net income would have been $1.5 million, or 13.2% as a percentage of total revenue.

LIQUIDITY AND CAPITAL RESOURCES

We generally finance our operations from cash flow generated internally. As of March 31, 2010, our current assets comprised inventories of $5.1 million, accounts receivable of $90.4 million, prepayments of $0.6 million, other receivables of $4.1 million, due from related parties of $2.0 million, and cash and cash equivalents of $10.0 million.  As of March 31, 2010, our current liabilities comprised accounts payable of $15.7 million, tax payables of $7.7 million, a short-term bank loan of $5.9 million, trade deposits received of $1.6 million, due to related parties of $4.5 million, and other payables and accruals of $14.6 million.

Our trading terms with our customers are mainly on credit. As of March 31, 2010, our accounts receivable were $90.4 million compared to $89.0 million as of December 31, 2009.

We experience a longer accounts receivable turnover period than our main competitors due to our revenue being generated from a higher mix of system integration projects, which are typically billed in phases throughout the life of the project.  We believe that our main competitors are more focused on equipment sales, which tend to have shorter receivable turnover periods.  Generally, we and our main competitors have traditionally experienced a longer receivable turnover period due to the fact that our main customers are the three state-owned telecommunications carriers, which tend to make payments slower.  Additionally, approximately 10% of our professional services revenue are settled after 24 months of our warranty period.  We have not experienced any significant bad debts in the past.

As of March 31, 2010, our inventories were $5.1 million, as compared to $4.4 million as of December 31, 2009, representing an increase of 13.9%.

As of March 31, 2010, our cash and bank balances were mainly denominated in Renminbi (“RMB”) and United States dollars (“US$”) while our bank borrowings were mainly denominated in RMB.  Our revenue and expenses, assets and liabilities are mainly denominated in RMB and US$.  Recently, the exchange rate fluctuations in the PRC have led to an appreciation of RMB.  This may result in certain exchange risks.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements

CONTINGENT LIABILITIES

We recognize our revenue upon the completion of contracts and have made full tax provision in accordance with relevant national and local laws and regulations of the PRC.  A contract is considered completed upon completion of all essential contract work and when installation has been accepted by the customer.  It is the common practice in the PRC that invoices are not issued to customers until payments are received.  We follow the practice of reporting our revenue for PRC tax purposes when invoices are issued.  All unbilled revenue will become taxable when invoices are issued. Despite the fact that we have made full tax provision in the financial statements, we may be subject to surcharge and penalty for the deferred reporting of tax obligations.    The Board of Directors considers it is unlikely that the surcharge and tax penalty will be imposed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting company.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Under supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”); and whether any change has occurred in the Company’s internal control over financial reporting pursuant to Exchange Act Rules 13a-15(d) and 15d-15(d).  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective due to the fact that the material weaknesses in the Company’s internal control over financial reporting described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 have not been remediated as of Evaluation Date, although steps have been taken toward remediation during the quarter ended March 31, 2010.

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

During the quarter ended March 31, 2010, there were no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 20, 2010, the Company issued 100,000 restricted shares of common stock to Lian Renguang, Shao Mingjun, Yu Yongjing and Ding Yanying, senior officers of Shandong Guolian Communication Technologies Co. Ltd., a subsidiary of BTWTC, for their services rendered in improving the business results of the Company since December 2006, when BTWTC acquired Shandong Guolian Communication Technologies Co. Chen Jiefan holds the shares of common stock as nominee for the aforementioned four beneficiaries.

On March 18, 2010, the Company issued to Hayden Communications International, Inc. warrants to purchase 40,000 shares of common stock for investor relations consulting services. The warrants have an exercise price of $18.73 and an exercise period from September 9, 2010 to September 9, 2013 or when a liquidation event occurs. The warrants do not contain cashless exercise provisions.

The aforementioned restricted shares of common stock and warrants were issued pursuant to the private offering exemption under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

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

TELESTONE TECHNOLOGIES CORPORATION

Date: May 17, 2010	By:	/s/ Han Daqing
Han Daqing, Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2010	By:	/s/ Yu Xiaoli
Yu Xiaoli, Chief Financial Officer
(Principal Financial Officer)