Form 10-Q
period 2010-06-30
TELESTONE TECHNOLOGIES CORP
filed 2010-08-12
CIK 817129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

 As of August 12, 2010, 10,558,264  shares of the Issuer’s $.001 par value common stock were outstanding.

TELESTONE TECHNOLOGIES CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Telestone Technologies Corporation

Condensed Consolidated Statements of Operations and Other Comprehensive Income
Six months ended June 30, 2010 and 2009

		(Unaudited)		(Unaudited)
		Three months ended June 30,		Six months ended June 30,
		2010	2009	2010	2009
	Note	US$’000	US$’000	US$’000	US$’000
Operating revenues:
Net sales of equipment		7,060	7,142	12,160	10,405
Service income		9,559	4,988	15,591	9,621

Total operating revenues		16,619	12,130	27,751	20,026

Cost of operating revenues:
Cost of net sales		3,998	4,741	6,868	6,639
Cost of service		5,123	2,382	8,446	3,680

Total cost of operating revenues		9,121	7,123	15,314	10,319

Gross income		7,498	5,007	12,437	9,707

Operating expenses:
Sales and marketing		4,176	1,847	6,904	4,028
General and administrative		882	478	3,816	1,321
Research and development		191	193	415	329
Depreciation and amortization		81	84	152	174

Total operating expenses		5,330	2,602	11,287	5,852

Operating income		2,168	2,405	1,150	3,855
Interest expense		(134)	(89)	(260)	(130)
Other income, net		194	22	529	289

Income before income taxes		2,228	2,338	1,419	4,014
Income taxes	4	(508)	(366)	(829)	(895)

Net income		1,720	1,972	590	3,119

Other comprehensive income
Foreign currency translation adjustment		-	(114)	-	131

Total comprehensive income		1,720	1,858	590	3,250

Earnings per share:	3

Weighted average number of common stock outstanding
Basic		10,549,143	10,404,550	10,531,304	10,404,550
Dilutive effect of warrants		-	-	21,647	-

Diluted		10,549,143	10,404,550	10,552,951	10,404,550

Net income per share of common stock
Basic (US$)		0.16	0.19	0.06	0.30
Diluted (US$)		0.16	0.19	0.06	0.30

Telestone Technologies Corporation

Condensed Consolidated Balance Sheets
As of June 30, 2010 and December 31, 2009

		(Unaudited) As of June 30,	As of December 31,
		2010	2009
	Note	US$’000	US$’000
ASSETS

Current assets:
Cash and cash equivalents		7,738	11,233
Accounts receivable, net of allowance	6	100,977	89,005
Due from related parties	13	1,963	1,963
Inventories, net of allowance	10	6,375	4,442
Prepayments		758	1,223
Other current assets		4,204	4,574

Total current assets		122,015	112,440

Goodwill	7	3,119	3,119
Property, plant and equipment, net	8	1,202	1,181

		4,321	4,300

Total assets		126,336	116,740

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term bank loans	9, 13	5,850	5,850
Accounts payable – Trade		18,532	15,678
Customer deposits for sales of equipment		1,589	1,582
Due to related parties	13	6,326	4,947
Income tax payable		8,095	7,132
Accrued expenses and other accrued liabilities		17,575	16,473

Total current liabilities		57,967	51,662

Commitments and contingencies	14

Stockholders’ equity:
Preferred stock, US$0.001 par value, 10,000,000 shares authorized, no shares issued
Common stock and paid-in-capital, US$0.001 par value: Authorized – 100,000,000 shares as of June 30, 2010 and December 31, 2009
Issued and outstanding –10,558,264 shares as of June 30, 2010 and 10,404,550 shares as of December 31, 2009	12	11	11
Additional paid-in capital		21,690	18,989
Dedicated reserves		5,024	4,807
Accumulated other comprehensive income		5,682	5,682
Retained earnings		35,962	35,589

Total stockholders’ equity		68,369	65,078

Total liabilities and stockholders’ equity		126,336	116,740

Telestone Technologies Corporation

Condensed Consolidated Statements of Cash Flows
Six months ended June 30, 2010 and 2009

	(Unaudited)
	Six months ended June 30,
	2010	2009
	US$’000	US$’000
Cash flows from operating activities
Net income	590	3,119
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	152	174
Allowance for doubtful accounts	-	283
Stock-based compensation	2,701	-
Changes in assets and liabilities:
Accounts receivable	(11,972)	(8,644)
Due from related parties	-	398
Inventories	(1,933)	(2,734)
Prepayments	465	(2,743)
Other current assets	370	444
Accounts payable	2,854	7,325
Customer deposits for sales of equipment	7	169
Due to related parties	1,379	34
Income tax payable	963	(1,321)
Accrued expenses and other accrued liabilities	1,102	(798)

Net cash used in operating activities	(3,322)	(4,294)

Cash flows from investing activities
Purchase of property, plant and equipment	(173)	(371)

Net cash used in investing activities	(173)	(371)

Cash flows from financing activities
Repayment of short-term bank loans	(3,656)	(2,918)
Short-term bank loans raised	3,656	3,652

Net cash from financing activities	-	734

Net decrease in cash and cash equivalents	(3,495)	(3,931)

Cash and cash equivalents, beginning of the period	11,233	7,866

Effect on exchange rate changes	-	(33)

Cash and cash equivalents, end of the period	7,738	3,902

Supplemental disclosure of cash flow information
Interest received	29	7
Interest paid	(195)	(65)
Tax paid	(221)	(2,486)

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2010 and 2009

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

Basis of presentations
These unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission ("SEC") rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of  June 30, 2010 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("USA") have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form-10K for the year ended December 31, 2009 filed on March 31, 2010. The results of operations for the three-month and six-month periods ended June 30, 2010 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2010.

The unaudited condensed consolidated financial statements and accompanying notes are presented in United States dollars and prepared in accordance with generally accepted accounting principles in the USA ("USGAAP") which requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basis of consolidation
The unaudited condensed consolidated financial statements include the accounts of TSTC, its subsidiaries and a VIE.  All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

Diluted earnings per share is computed based on net income to stockholders and the weighted average number of shares of common stock outstanding during each period presented, adjusted for the effect of the dilutive common stock equivalents outstanding during the periods presented.

The dilutive effect of warrants to purchase common stock outstanding during the periods ended June 30, 2010 and 2009 was reflected in the calculation of diluted earnings per share by applying the treasury stock method. Any anti-dilutive effect of the warrants is excluded from calculation of the earnings per share.

4.	INCOME TAXES

TSTC and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which each entity is domiciled.

TSTC had net operating losses carry-forward for income tax reporting purposes that might be offset against future taxable income. These net operating losses carry-forward are severely limited when TSTC experiences a change in control.  Therefore, following the re-capitalization in August 2005, the amount available to offset future taxable income is limited. No tax benefit has been reported in the financial statements, because TSTC believes that it is more likely than not that the tax loss carry-forward will finally expire and therefore cannot be used.  Accordingly, the potential tax benefits of the loss carry-forward are offset by a valuation allowance of the same amount.

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

Beijing Telestone and BTWTC are qualified as Hi-tech enterprises under the current Enterprise Income Tax Law in the PRC, so they enjoy the preferential tax rate of 15% in the PRC for a three-year period commencing from the year 2009. All other entities including BTCTC, Guolian and Pan-pacific are subject to the unified tax rate of 25% for the 6-month periods ended June 30, 2010 and 2009.

Income tax expenses, comprising EIT, have been provided at the following rates on the respective subsidiaries’ / VIE’s estimated assessable income arising from PRC during the periods.

	(Unaudited) Six months ended June 30,
	2010	2009
	%	%

Beijing Telestone	15	15
BTWTC	15	15
BTCTC	25	25
Guolian	25	25
Pan-pacific	25	25

5.	OPERATING RISK

(a)	Concentration of major customers and suppliers
	(Unaudited)
	Six months ended June 30,
	2010	2009
	US$’000	US$’000
Major customers with revenues of more than 10% of the Company’s total operating revenues
Revenues from major customers	27,132	17,547
Percentage of operating revenues	98%	88%
Number	3	2

Major suppliers with purchases of more than 10% of the Company’s purchases
Purchases from major suppliers	913	1,070
Percentage of purchases	10%	24%
Number	1	2

Accounts receivable related to the Company’s major customers comprised 99% and 91% of the total accounts receivables as of June 30, 2010 and December 31, 2009 respectively.

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

6.	ACCOUNTS RECEIVABLE
	(Unaudited) As of June 30, 2010	As of December 31, 2009
	US$’000	US$’000

Completed contracts	101,778	89,835
Retentions	5,373	5,344

	107,151	95,179
Allowance for doubtful accounts	(6,174)	(6,174)

	100,977	89,005

Of the retentions balance as of June 30, 2010 and December 31, 2009, approximately US$972,000 and US$903,000 respectively are expected to be collected after one year.

7.	GOODWILL

Goodwill acquired in connection with the acquisition of Guolian and Pan-pacific by BTWTC on July 5, 2007 represented the excess of the purchase cost over the fair value of identifiable net assets acquired at acquisition date. Goodwill is tested at least annually for impairment in accordance with ASC Topic 350 – Goodwill and Other Intangible.

8.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are summarized as follows:
	Estimated useful life	(Unaudited) As of June 30, 2010	As of December 31, 2009
	(in years)	US$’000	US$’000

Buildings	30	312	312
Leasehold improvement	5	87	87
Plant and machinery	5	749	734
Office equipment	5	1,174	1,087
Motor vehicles	5	738	667

		3,060	2,887
Accumulated depreciation		(1,858)	(1,706)

		1,202	1,181

9.	SHORT-TERM BANK LOANS

As of June 30, 2010 and December 31, 2009, the balance included a bank loan of RMB15 million, equivalent to approximately US$2.19 million, which bears interests to be charged quarterly at 20% above the standard short-term borrowing rate as stipulated by the People’s Bank of China on the date of the first withdrawal and is wholly repayable within one year. The loan is secured by guarantees provided by Mr. Han Daqing (“Mr. Han”), a director of TSTC and a third party guaranty company.  The remaining bank loans of RMB25 million, equivalent to approximately US$3.66 million, which bear interest to be charged annually at the standard short-term borrowing rate as stipulated by the People’s Bank of China on the date of the first withdrawal and are wholly repayable within one year. The loans are secured by guarantee provided by a third party guaranty company. The guarantee provided by the third party guaranty company is secured by the followings:

(a)
Accounts receivable of the Company with an aggregate carrying value as of June 30, 2010 and December 31, 2009 amounting to RMB51 million, equivalent to approximately US$7.46 million, and RMB40 million, equivalent to approximately US$5.86 million, respectively;

(b)
Motor vehicles of the Company with an aggregate carrying value as of June 30, 2010 and December 31, 2009 amounting to RMB1.1 million, equivalent to approximately US$0.16 million, and RMB1.4 million, equivalent to approximately US$0.21 million, respectively;

(c)	Personal guarantee provided by Mr. Han; and

(d)	Personal real estate property and securities of the Company held by Mr. Han.

10.	INVENTORIES

Inventories consisted of the followings:
	(Unaudited) As of June 30, 2010	As of December 31, 2009
	US$’000	US$’000

Raw materials	1	1
Finished goods and parts	6,810	4,877

	6,811	4,878
Provision for slow-moving and obsolete items	(436)	(436)

	6,375	4,442

11.	SEGMENT INFORMATION

During the periods ended June 30, 2010 and 2009, all revenues of the Company are from its network installation and optimization services and trading of wireless telecommunication products.  No financial information by business segment is presented.

As the Company operates mainly in the PRC and over 99% and 98% of its revenue and operating income during the periods ended June 30, 2010 and 2009 respectively are from the PRC, no geographical segment is presented.

12.	COMMON STOCK

On January 20, 2010 and June 22, 2010, TSTC issued 100,000 and 10,000 shares of common stock respectively for zero consideration. The common stock was granted to certain senior officers of the Company as an incentive stock-based compensation for their services rendered in previous years in improving the business result of the Company and their contribution to the success of the Company. Details of the stock-based compensation are set out in note 16 to the condensed consolidated financial statements.

TSTC had 10,558,264 and 10,404,550 shares of outstanding common stock as of June 30, 2010 and December 31, 2009 respectively.

The following table summarizes activities of the warrants:
Number of shares

Warrants outstanding as of January 1, 2009	192,403
Expired on March 24, 2009 (i)	(15,000)

Warrants outstanding as of December 31, 2009	177,403
Cashless exercised on January 26, 2010 (ii)	(65,515)
Cashless exercised on January 27, 2010 (ii)	(26,222)
Issued on March 18, 2010 (iii)	40,000

Warrants outstanding and exercisable as of June 30, 2010 (iv)	125,666

(i)	On March 24, 2009, 15,000 shares of warrants expired.

(ii)
On January 26, 2010 and January 27, 2010, certain warrant holders elected to exercise 65,515 and 26,222 shares of warrants respectively pursuant to the cashless exercise provision of the warrants. Consequently, 30,590 and 13,124 shares of common stock were issued on a net share settlement basis to these warrant holders on January 26, 2010 and January 27, 2010 respectively.

12.	COMMON STOCK (CONTINUED)

(iii)
On March 18, 2010, TSTC issued a total of 40,000 shares of warrants to a third party service provider as stock-based compensation for part of the cost of services. Details of the stock-based compensation are set out in note 16 to the condensed consolidated financial statements.

(iv)
As of June 30, 2010, the 85,666 shares of outstanding warrants issued in connection with the February 20, 2007 private placement are exercisable over a 4-year period to year 2011 at a per share exercise price of US$11.6 and the remaining 40,000 shares of outstanding warrants are exercisable over a three-year period from September 9, 2010 at a per share exercise price of US$18.73. The warrants are classified as equity and the amounts attributable to the warrants are recognized within additional paid-in capital.

The following table sets forth the outstanding warrant activity as of June 30, 2010 and changes during the 6-month period ended June 30, 2010.

	Vested	Unvested	Total	Weighted- average exercise price
	Shares	Shares	Shares	US$

As of January 1, 2010	177,403	-	177,403	11.60
Cashless exercise	(91,737)	-	(91,737)	11.60
Granted	-	40,000	40,000	18.73

As of June 30, 2010	85,666	40,000	125,666	13.87

Weighted-average remaining life (years)	0.64	3.19	1.45

13.	RELATED PARTY TRANSACTIONS

Summary of related party transactions

	Note	(Unaudited) As of June 30, 2010	As of December 31, 2009
		US$’000	US$’000
Due from related parties
Employees	a	536	536
Ex-stockholders of SMI/Guolian	b	1,427	1,427

		1,963	1,963

Due to related parties
Directors	a	4,854	3,475
Ex-stockholders of Beijing Telestone/Guolian	b	1,472	1,472

		6,326	4,947

Guarantor of short term loan
A director	9	5,850	5,850

Note:

(a)	The amounts due from employees and due to directors represent unsecured advances made to / from those parties from time to time. These amounts are interest free and repayable on demand.

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

No options have been granted to any parties during the six-month periods ended June 30, 2010 and 2009 and as of the date of these condensed consolidated financial statements.

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

Stock-based compensation to employee

On January 20, 2010 and June 22, 2010, the Board of Directors of TSTC approved to grant 100,000 and 10,000 shares of restricted common stock with three years restriction for sale and one year restriction for sale respectively to certain senior officers of the Company as an incentive compensation for their services rendered in previous years in improving the business result of the Company and their contribution to the success of the Company.

The issuance of common stock is accounted for as equity instruments issued in exchange for receipt of services. The stock-based compensation costs are recognized and measured at the quoted price on the date of grant.

For the 6-month periods ended June 30, 2010 and 2009, the Company recognized stock-based compensation to employees of US$2,209,000 and US$Nil respectively.

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

Stock-based compensation to non-employee (continued)

According to a valuation report dated May 11, 2010 issued by an independent professional valuer, the estimated per share fair value of the warrants is US$12.3. The following table presents the assumptions used by the valuer to estimate the fair value of the warrants using the Binomial Lattice option pricing model:

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

For the 6-month periods ended June 30, 2010 and 2009, the Company recognized stock-based compensation to non-employees of US$492,000 and US$Nil respectively.

The following table presents the total stock-based compensation included in the condensed consolidated statements of operations and other comprehensive income for the 3-month and 6-month periods ended June 30, 2010 and 2009.

	(Unaudited) Three months ended June 30,		(Unaudited) Six months ended June 30,
	2010	2009	2010	2009
	US$’000	US$’000	US$’000	US$’000

Sales and marketing	-	-	492	-
General and administrative	100	-	2,209	-

Total stock-based compensation	100	-	2,701	-

No tax benefit was recognized for the stock-based compensation recorded for the six months ended June 30, 2010.

17.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2010, the FASB issued ASU 2010-09, Subsequent event. This ASC amends certain recognition and disclosure requirements to FASB ASC 855. ASU 2010-09 requires an entity that is an SEC filter or is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date that the financial statements are issued but remove the requirement for an SEC filer to disclose a date in both issued and revised financial statements. These amendments are effective upon issuance of the final Update, except of the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The adoption of this ASU does not have a material impact on the Company’s consolidated financial statements.

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

In May, 2010, the FASB issued ASU No. 2010-19, Foreign Currency (Topic 830), which provides guidance for disclosures where there are multiple exchange rates.  A Venezuelan official rate and a parallel Bolivar exchange rate may result in a difference between actual US Dollar-denominated balances and reported balances. This update guides the required disclosure. This update has no effect on the Company’s current accounting practices or financial reporting.

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

The number of wireless subscribers in China across both 2G and 3G platforms is projected to grow from 747 million at the end of 2009 to 925 million by the end of 2011, a Compound Annual Growth Rate (CAGR) of 11%.  According to the Ministry of Industry and Information Technology, or MIIT, the number of 3G wireless subscribers is expected to grow at a 216% CAGR, increasing from 15 million to 150 million during the same period.

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

Significant Construction of New Residential and Commercial Properties

Real estate in China has exhibited growth with little slow down; total real estate investment increased at a CAGR of 23% from 1998 – 2009.  Demand for new real estate construction is expected to remain healthy going forward as evidenced by an anticipated shortage of supply in 2010.  For example, according to China’s National Bureau of Statistics, in 2009, 702 million square meters of commercial and residential properties were constructed, while 937 million square meters of new property rights were sold.

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

Gross Margin

Our gross margin has been, and will continue to be, affected by a variety of factors, including:

product mix and average selling prices;

new product introductions and enhancements both by us and by our competitors;

demand for our products and services;

our ability to attain volume manufacturing pricing from Shijiazhuang Spectrum and our component suppliers;

losses associated with excess and obsolete inventory; and

growth in our headcount and other related costs incurred in our professional services organization.

Operating Expenses

Operating expenses consist of sales and marketing expenses, general and administrative expenses, and research and development expenses.  The largest component of our operating expenses is personnel costs.  Personnel costs consist of salaries, benefits and other compensation for our employees.  We have approximately 1,200 full-time employees as of June 30, 2010.

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

Inventory Valuation

Inventory consists of equipment and related component parts and is stated at the lower of weighted average cost or market. We record inventory write-downs for potentially excess inventory based on forecasted demand, economic trends and technological obsolescence of our products.  If future demand or market conditions are less favorable than our projections, additional inventory write-downs could be required and would be reflected in cost of product revenue in the period the revision is made.  At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.  Provision for slow moving and obsolete items amounted to $0.4 million as of June 30, 2010 and December 31, 2009.

Allowances for Doubtful Accounts

We record a provision for doubtful accounts based on historical experience and a detailed assessment of the collectibility of our accounts receivable.  In estimating the allowance for doubtful accounts, our management considers, among other factors, (1) the aging of the accounts receivable, including trends within and ratios involving the age of the accounts receivable, (2) our historical write-offs, (3) the credit-worthiness of each customer, (4) the economic conditions of the customer’s industry, and (5) general economic conditions.  In cases where we are aware of circumstances that may impair a specific customer’s ability to meet their financial obligations to us, we record a specific allowance against amounts due from the customer, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. The allowance for doubtful accounts was $6.2 million both as of June 30, 2010 and December 31, 2009.

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

RESULTS OF OPERATION

Our operating results are presented for the quarter ended June 30, 2010, as compared to the quarter ended June 30, 2009.

The following is statement of our operations for the three months ended June 30, 2010 and 2009.

Item	2010 Q2		2009 Q2		Comparisons
	$'000	% of revenue	$'000	% of revenue	$'000%
Revenue	16,619		12,130		4,489	37.0%
Cost of products and professional services	9,121	54.9%	7,123	58.7%	1,998	28.0%
Gross profit	7,498	45.1%	5,007	41.3%	2,491	49.8%
Sales and marketing expenses	4,176	25.1%	1,847	15.2%	2,329	126.1%
General and administrative expenses	882	5.3%	478	4.0%	404	84.5%
Research and development expenses	191	1.1%	193	1.6%	-2	-1.0%
Depreciation and amortization	81	0.5%	84	0.7%	-3	-3.6%
Interest expenses	134	0.8%	89	0.7%	45	50.6%
Other income	194	1.1%	22	0.2%	172	781.8%
Income before tax	2,228	13.4%	2,338	19.3%	-110	-4.7%
Income tax	508	3.1%	366	3.0%	142	38.8%
Net income	1,720	10.3%	1,972	16.3%	-252	-12.8%

The following is statement of our operations for the six months ended June 30, 2010 and 2009.

Item	2010 Six months		2009 Six months		Comparisons
	$'000	% of revenue	$'000	% of revenue	$'000%
Revenue	27,751		20,026		7,225	38.6%
Cost of products and professional services	15,314	55.2%	10,319	51.5%	4,995	48.4%
Gross profit	12,437	44.8%	9,707	48.5%	2,730	28.1%
Sales and marketing expenses	6,904	24.9%	4,028	20.1%	2,876	71.4%
General and administrative expenses	3,816	13.8%	1,321	6.6%	2,495	188.9%
Research and development expenses	415	1.5%	329	1.6%	86	26.1%
Depreciation and amortization	152	0.5%	174	0.9%	-22	-12.6%
Interest expenses	260	0.9%	130	0.6%	130	100.0%
Other income	529	1.9%	289	1.4%	240	83.0%
Income before tax	1,419	5.1%	4,014	20.0%	-2,595	-64.6%
Income tax	829	3.0%	895	4.5%	-66	-7.4%
Net income	590	2.1%	3,119	15.6%	-2,529	-81.1%

Revenue

Our revenue during the six months ended June 30, 2010 was derived from sales of products and professional services primarily to domestic telecom carriers, and to a lesser extent, direct product sales to system integrators and overseas customers.  Our major customers include provincial-level subsidiaries of China Mobile, China Unicom, and China Telecom.

For the three months and six months ended June 30, 2010, our revenue was $16.6 million and $27.8 million, respectively, representing increases of 37.0% and 38.6% respectively from the same periods in 2009.  The increase was primarily attributable to revenue generated from China Mobile WLAN projects and China Telecom network coverage construction. These projects involved the implementation of WFDS systems.

Revenue Breakdown

Three months ended June 30, 2010 and 2009

	2010 Q2		2009 Q2		Growth
	$'000	% of revenue	$'000	% of revenue	$'000%
Product revenue	7,060	42.5%	7,142	58.9%	-82	-1.1%
Professional services revenue	9,559	57.5%	4,988	41.1%	4,571	91.6%
Total	16,619	100.0%	12,130	100.0%	4,489	37.0%

Six months ended June 30, 2010 and 2009

	2010 Six months		2009Six months		Growth
	$'000	% of revenue	$'000	% of revenue	$'000%
Product revenue	12,160	43.8%	10,405	52.0%	1,755	16.9%
Professional services revenue	15,591	56.2%	9,621	48.0%	5,970	62.1%
Total	27,751	100.0%	20,026	100.0%	7,725	38.6%

For the three months and six months ended June 30, 2010, revenue generated from product sales was $7.1 million and $12.2 million, respectively, representing a decrease of 1.1% and an increase of 16.9% respectively from the same periods in 2009.

For the three months and six months ended June 30, 2010, revenue generated from professional services was $9.6 million and $15.6 million, respectively, representing increases of 91.6% and 62.1%, respectively, from the same periods in 2009.  The increase in professional services revenue was primarily attributable to 3G coverage projects and WLAN projects for China Mobile.

For the three months and six months ended June 30, 2010, revenue generated from product sales accounted for 42.5% and 43.8% of total revenue, respectively, compared to 58.9% and 52.0% respectively for the same period in 2009. For the aforementioned periods, revenues generated from professional service sales accounted for 57.5% and 56.2% of total revenues, respectively, compared to 41.1% and 48.0%, respectively, for the same periods of 2009.

Breakdown by Customers

Three months ended June 30, 2010 and 2009
	2010 Q2		2009 Q2		Growth
	$'000	% of revenue	$'000	% of revenue	$'000%
China Mobile	8,694	52.3%	4,195	34.6%	4,499	107.2%
China Unicom	4,748	28.6%	7,392	60.9%	-2,644	-35.8%
China Telecom	2,750	16.6%	303	2.5%	2,447	807.6%
Overseas	71	0.4%	159	1.3%	-88	-55.3%
Others	356	2.1%	81	0.7%	275	339.5%
Total	16,619	100.0%	12,130	100.0%	4,489	37.0%

Six months ended June 30, 2010 and 2009
	2010 six months		2009 six months		Growth
	$'000	% of revenue	$'000	% of revenue	$'000%
China Mobile	17,604	63.4%	6,973	34.8%	10,631	152.5%
China Unicom	5,831	21.0%	10,575	52.8%	-4,744	-44.9%
China Telecom	3,697	13.3%	1,789	8.9%	1,908	106.7%
Overseas	263	1.0%	330	1.7%	-67	-20.3%
Others	356	1.3%	359	1.8%	-3	-0.8%
Total	27,751	100.0%	20,026	100.0%	7,725	38.6%

Revenue from the wireless telecom carriers was the Company’s major source of revenue during the reporting period, and the majority of such revenue was generated from China Mobile and China Unicom.  The decrease of China Unicom revenue was due to China Unicom’s comparably later initiation of bidding than China Mobile in 2010. The increase of China Telecom revenue was attributable to the large-scale investment in wireless coverage construction from the second quarter of 2010. The reason for the increase of China Mobile revenue was that China Mobile increased its investment in constructing WLAN projects.

Cost of Products and Professional Services

Three months ended June 30, 2010 and 2009

	2010 Q2		2009 Q2		Growth
	$'000	% of revenue	$'000	% of revenue	$'000%
Cost of products	3,998	24.1%	4,741	39.1%	-743	-15.7%
Cost of professional services	5,123	30.8%	2,382	19.6%	2,741	115.1%
Total	9,121	54.9%	7,123	58.7%	1,998	28.0%

Six months ended June 30, 2010 and 2009

	2010 Six months		2009 Six months		Growth
	$'000	% of revenue	$'000	% of revenue	$'000%
Cost of products	6,868	24.8%	6,639	33.1%	229	3.4%
Cost of professional services	8,446	30.4%	3,680	18.4%	4,766	129.5%
Total	15,314	55.2%	10,319	51.5%	4,995	48.4%

For the three months and six months ended June 30, 2010, our total cost of products and professional services were $9.1 million and $15.3 million, respectively, representing increases of 28.0% and 48.4%, respectively, from the same periods in 2009.

Gross Profit and Gross Margin

For the three months and six months ended June 30, 2010, our gross profit was $7.5 million and $12.4 million, respectively, representing increases of 49.8% and 28.1%, respectively, from the same periods in 2009.  Our gross margin during the aforementioned period was 45.1% and 44.8%, respectively, compared to 41.3% and 48.5%, respectively, in the same periods in 2009.

Product Gross Margin:
Our product gross margin increased to 43.4% during the three months ended June 30, 2010, from 33.6% in the same period in 2009.  The increase in product gross margin was primarily attributable to sales of our new products (WFDS) with higher gross margin to China Mobile in Inner Mongolia during the quarter.

Professional Services Gross Margin:
Our professional services gross margin decreased to 46.4% for the three months ended June 30, 2010 from 52.2% in the same period in 2009.  The Big 3 have adopted centralized procurement and public bidding processes, which required us to lower our contract prices in order to secure potential tenders.  This has resulted in lower gross profit margins in the quarter ended June 30, 2010. The high gross margin of maintenance and design services in early 2009 did not occur in the quarter ended June 30, 2010.

Operating Expenses

Three months ended June 30, 2010 and 2009

Item	2010 Q2		2009 Q2		Comparisons
	$'000	% of revenue	$'000	% of revenue	$'000%
Sales and marketing expenses	4,176	25.1%	1,847	15.2%	2,329	126.1%
General and administrative	882	5.3%	478	4.0%	404	84.5%
Research and development	191	1.1%	193	1.6%	-2	-1.0%
Total	5,249	31.5%	2,518	20.8%	2,731	108.5%

Six months ended June 30, 2010 and 2009

	2010 Six months		2009 Six months		Comparisons
Item	$'000	% of revenue	$'000	% of revenue	$'000%
Sales and marketing expenses	6,904	24.9%	4,028	20.1%	2,876	71.4%
General and administrative	3,816	13.8%	1,321	6.6%	2,495	188.9%
Research and development	415	1.5%	329	1.6%	86	26.1%
Total	11,135	40.2%	5,678	28.3%	5,457	96.1%

Operating expenses mainly include sales and marketing expenses, general and administrative expenses and research and development expenses.

Sales and Marketing Expenses

For the three months and six months ended June 30, 2010, sales and marketing expenses were $4.2 million and $6.9 million, respectively, representing increases of 126.1% and 71.4%, respectively, from the same periods in 2009.  As a percentage of revenue for the three months and six months ended June 30, 2010, sales and marketing expenses accounted for 25.1% and 24.9% of total revenue, respectively, as compared to 15.2% and 20.1% of total revenue, respectively, for the same periods in 2009.  The increase in sales and marketing expenses was primarily due to our increased preliminary input in order to increase our market share, our performance based bonuses granted  to our branches’ staff, and our expanded branches and recruitment of additional sales personnel during this quarter.

General and Administrative Expenses

For the three months and six months ended June 30, 2010, general and administrative expenses were $0.9 million and $3.8 million, respectively, accounting for 5.3% and 13.8%, respectively, of total revenue, as compared to $0.5 million and $1.3 million of the same periods in 2009, respectively, accounting for 4.0% and 6.6% of total revenue, respectively, for the corresponding periods of 2009.  General and administrative expenses for the three months and six months ended June 30, 2010 increased 84.5% and 188.9%, respectively, from the same periods last year.  The increase in general and administrative expenses was primarily attributable to the enlargement of our headquarters’ office space used for WFDS products R&D. As a result, the office rent has been increased. In addition, the consulting fee of Deloitte Touche Tohmatsu CPA Ltd., Beijing Branch, which provides consulting services to the Company for satisfying the requirements of SOX 404, increased during this quarter. Also, a stock-based compensation expense of $2.2 million related to the issuance of stocks to certain directors of Shandong Guolian Telecommunications Technology Limited for their services rendered in previous years in improving business results and their contribution to the Company’s success.

Research & Development Expenses

For the three months and six months ended June 30, 2010, research and development expenses were $0.2 million and $0.4 million, respectively, accounting for 1.1% and 1.5%, of total revenue, respectively, as compared to $0.2 million and $0.3 million for the same periods in 2009, respectively, accounting for 1.6% and 1.6% of total revenue, respectively, for the corresponding periods in 2009.  Research and development expenses increased slightly.

The increase in research and development expenses was due to our development of new products during the three months ended June 30, 2010.

Interest Expense and Other Income

For the three months and six months ended June 30, 2010, interest expenses were $0.1 million and $0.3 million, respectively, accounting for 0.8% and 0.9% of total revenue, respectively, as compared to $0.1 million and $0.1 million for the same periods in 2009, respectively.  Interest expenses rose as a result of increased bank borrowings during the quarter to fund our working capital needs.

For the three months and six months ended June 30, 2010, other income was $0.2 million and $0.5 million, respectively, accounting for 1.1% and 1.9% of total revenue, respectively, as compared to $0.02 million and $0.3 million for the same periods in 2009, respectively, accounting for 0.2% and 1.4% of total revenue, respectively, for the same periods in 2009.  Other income increased as a result of additional government sponsorship income that was provided during the quarter.

Net Income

For the three months and six months ended June 30, 2010, we had a net income of $1.7 million and $0.6 million, respectively, representing decreases of 12.8% and 81.1% from the same periods in 2009, respectively.  Net income decreased primarily as a result of the increase in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

We generally finance our operations from cash flow generated internally. As of June 30, 2010, our current assets comprised inventories of $6.4 million, accounts receivable of $101.0 million, prepayments of $0.8 million, other receivables of $4.2 million, due from related parties of $2.0 million, and cash and cash equivalents of $7.7 million.  As of June 30, 2010, our current liabilities comprised accounts payable of $18.5 million, tax payables of $8.1 million, a short-term bank loan of $5.9 million, trade deposits received of $1.6 million, due to related parties of $6.3 million, and other payables and accruals of $17.6 million.

Our trading terms with our customers are mainly on credit. As of June 30, 2010, our accounts receivable were $101.0 million compared to $89.0 million as of December 31, 2009.

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

As of June 30, 2010, our inventories were $6.4 million, as compared to $4.4 million as of December 31, 2009, representing an increase of 43.5%.

We believe that the combination of present capital resources and unused financing sources are more than adequate to meet cash requirements for 2010 and the following years. We intend to meet our liquidity requirements, including capital expenditures related to market expansion, research and development for new products and technology, through cash flow provided by operations and additional funds raised by short-term loan. We are an enterprise with good credit and our relationships with these banks are in good standing. We believe that adequate cash flow will be available to fund our operations and additional needs in the future.

As of June 30, 2010, our cash and bank balances were mainly denominated in Renminbi (“RMB”) and United States dollars (“US$”) while our bank borrowings were mainly denominated in RMB.  Our revenue and expenses, assets and liabilities are mainly denominated in RMB and US$.  Recently, the exchange rate fluctuations in the PRC have led to an appreciation of RMB.  This may result in certain exchange risks.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Under supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”); and whether any change has occurred in the Company’s internal control over financial reporting pursuant to Exchange Act Rules 13a-15(d) and 15d-15(d).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective due to the fact that the material weaknesses in the Company’s internal control over financial reporting described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 have not been remediated as of Evaluation Date, although steps have been taken toward remediation during the quarter ended June 30, 2010.

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

(b) Changes in internal control over financial reporting

During the quarter ended June 30, 2010, there were no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On June 22, 2010, the Company issued 10,000 restricted shares of common stock to Ren Hu, former secretary to the board of the Company, for his services rendered prior to his resignation in April 2010.

The aforementioned restricted shares of common stock were issued pursuant to the private offering exemption under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.   Other Information.

None.

Item 6.   Exhibits.

The following documents are filed as part of this report:

10.1	Form of Employment Contract of the Company

31.1	Chief Executive Officer Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELESTONE TECHNOLOGIES CORPORATION

Date: August 12, 2010	By:	/s/ Han Daqing
Han Daqing, Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2010	By:	/s/ Yu Xiaoli
Yu Xiaoli, Chief Financial Officer
(Principal Financial Officer)