Form 10-Q
period 2010-09-30
TELESTONE TECHNOLOGIES CORP
filed 2010-11-15
CIK 817129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

Commission File Number: 001-32503

TELESTONE TECHNOLOGIES CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-1111224
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

Floor 10, China Ruida Plaza
No. 74 Lugu Road
Shi Jingshan District
Beijing, People’s Republic of China 100040
(Address of Principal Executive Offices)

(86 10) 6860-8335
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

 As of November 12, 2010, 10,558,264  shares of the Issuer’s $.001 par value common stock were outstanding.

TELESTONE TECHNOLOGIES CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Page
Item 1. Condensed Financial Statements.	3

Condensed Consolidated Statements of Operations and Other Comprehensive Income, for the three and nine months ended September 30, 2010 and 2009 (unaudited)	3

Condensed Consolidated Balance Sheets, as of September 30, 2010 (unaudited) and December 31, 2009	4

Condensed Consolidated Statements of Cash Flows, for the nine months ended September 30, 2010 and 2009 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	34

Item 4. Controls and Procedures.	34

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.	35
Item 1A. Risk Factors.	35
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	35
Item 3. Defaults Upon Senior Securities.	35
Item 4. (Removed and Reserved).	35
Item 5. Other Information.	35
Item 6. Exhibits.	35

ITEM 1. FINANCIAL STATEMENTS

Telestone Technologies Corporation

Condensed Consolidated Statements of Operations and Other Comprehensive Income
Three months and nine months ended September 30, 2010 and 2009

		(Unaudited)		(Unaudited)
		Three months ended September 30,		Nine months ended September 30,
		2010	2009	2010	2009
	Note	US$’000	US$’000	US$’000	US$’000
Operating revenues:
Net sales of equipment		17,518	11,099	29,678	21,504
Service income		25,583	7,792	41,174	17,413

Total operating revenues		43,101	18,891	70,852	38,917

Cost of operating revenues:
Cost of net sales		9,841	7,099	16,709	13,738
Cost of service		13,719	2,878	22,165	6,558

Total cost of operating revenues		23,560	9,977	38,874	20,296

Gross income		19,541	8,914	31,978	18,621

Operating expenses:
Sales and marketing		4,445	2,007	11,349	6,035
General and administrative		714	1,182	4,530	2,503
Research and development		216	138	631	467
Depreciation and amortization		75	79	227	253

Total operating expenses		5,450	3,406	16,737	9,258

Operating income		14,091	5,508	15,241	9,363
Interest expense		(122)	(40)	(382)	(170)
Other income, net		282	83	811	372

Income before income taxes		14,251	5,551	15,670	9,565
Income taxes	4	(2,199)	(1,308)	(3,028)	(2,203)

Net income		12,052	4,243	12,642	7,362

Other comprehensive income
Foreign currency translation adjustment		-	(27)	-	104

Total comprehensive income		12,052	4,216	12,642	7,466

Earnings per share:	3

Weighted average number of common stock outstanding
Basic		10,558,264	10,404,550	10,540,390	10,404,550
Dilutive effect of warrants		-	-	12,061	-

Diluted		10,558,264	10,404,550	10,552,451	10,404,550

Net income per share of common stock
Basic (US$)		1.14	0.41	1.20	0.71
Diluted (US$)		1.14	0.41	1.20	0.71

Telestone Technologies Corporation

Condensed Consolidated Balance Sheets
As of  September 30, 2010 and December 31, 2009

		(Unaudited) As of September 30,	As of December 31,
		2010	2009
ASSETS	Note	US$’000	US$’000
Current assets:
Cash and cash equivalents		9,805	11,233
Accounts receivable, net of allowance	6	134,051	89,005
Due from related parties	13	1,963	1,963
Inventories, net of allowance	10	2,701	4,442
Prepayments		798	1,223
Other current assets		4,436	4,574

Total current assets		153,754	112,440

Goodwill	7	3,119	3,119
Property, plant and equipment, net	8	1,279	1,181

		4,398	4,300

Total assets		158,152	116,740

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term bank loans	9, 13	8,776	5,850
Accounts payable – Trade		21,341	15,678
Customer deposits for sales of equipment		1,722	1,582
Due to related parties	13	5,599	4,947
Income tax payable		10,288	7,132
Accrued expenses and other accrued liabilities		30,005	16,473

Total current liabilities		77,731	51,662

Commitments and contingencies	14

Stockholders’ equity:
Preferred stock, US$0.001 par value, 10,000,000 shares authorized, no shares issued
Common stock and paid-in-capital, US$0.001 par value:
Authorized – 100,000,000 shares as of September 30, 2010 and December 31, 2009
Issued and outstanding – 10,558,264 shares as of September 30, 2010 and 10,404,550 shares as of December 31, 2009	12	11	11
Additional paid-in capital		21,690	18,989
Dedicated reserves		5,836	4,807
Accumulated other comprehensive income		5,682	5,682
Retained earnings		47,202	35,589

Total stockholders’ equity		80,421	65,078

Total liabilities and stockholders’ equity		158,152	116,740

Telestone Technologies Corporation

Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, 2010 and 2009

	(Unaudited)
	Nine months ended September 30,
	2010	2009
	US$’000	US$’000
Cash flows from operating activities
Net income	12,642	7,362
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	227	253
(Reversal of) Allowance for doubtful accounts	(352)	1,163
Loss on disposal of property, plant and equipment	2	-
Stock-based compensation	2,701	-
Changes in assets and liabilities:
Accounts receivable	(44,694)	(17,009)
Due from related parties	-	164
Inventories	1,741	913
Prepayments	425	577
Other current assets	138	1,253
Accounts payable	5,663	3,562
Customer deposits for sales of equipment	140	493
Due to related parties	652	35
Income tax payable	3,156	(105)
Accrued expenses and other accrued liabilities	13,532	(1,718)

Net cash used in operating activities	(4,027)	(3,057)

Cash flows from investing activities
Proceeds from disposal of property, plant and equipment	1	-
Purchase of property, plant and equipment	(328)	(366)

Net cash used in investing activities	(327)	(366)

Cash flows from financing activities
Repayment of short-term bank loans	(3,656)	(2,918)
Short-term bank loans raised	6,582	3,656

Net cash from financing activities	2,926	738

Net decrease in cash and cash equivalents	(1,428)	(2,685)

Cash and cash equivalents, beginning of the period	11,233	7,866

Effect on exchange rate changes	-	107

Cash and cash equivalents, end of the period	9,805	5,288

Supplemental disclosure of cash flow information
Interest received	79	7
Interest paid	(294)	(76)
Tax paid	(227)	(2,587)

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2010 and 2009

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

On October 8, 2007, BTWTC has established a wholly-owned subsidiary, Beijing Telestone Communication Technology Corporation Limited (“BTCTC”)(note), with operating period of 20 years until October 7, 2027. The principal activity of BTCTC is developing and managing the business operation of the Company outside the PRC.

In this report, TSTC, SMI, Beijing Telestone, BTWTC, Guolian, Pan-pacific and BTCTC are collectively referred to as the “Company”.

Note:	These are direct translation of name in Chinese for identification purpose only and are not the official name in English.

2.	PREPARATION OF INTERIM FINANCIAL STATEMENTS

Basis of presentations

These unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission ("SEC") rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of  September 30, 2010 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("USA") have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form-10K for the year ended December 31, 2009 filed on March 31, 2010. The results of operations for the three-month and nine-month periods ended September 30, 2010 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2010.

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

The dilutive effect of warrants to purchase common stock outstanding during the periods ended September 30, 2010 and 2009 was reflected in the calculation of diluted earnings per share by applying the treasury stock method. Any anti-dilutive effect of the warrants is excluded from calculation of the earnings per share.

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

Beijing Telestone and BTWTC are qualified as Hi-tech enterprises under the current Enterprise Income Tax Law in the PRC, so they enjoy the preferential tax rate of 15% in the PRC for a three-year period commencing from the year 2009. All other entities including BTCTC, Guolian and Pan-pacific are subject to the unified tax rate of 25% for the 9-month periods ended September 30, 2010 and 2009.

Income tax expenses, comprising EIT, have been provided at the following rates on the respective subsidiaries’ / VIE’s estimated assessable income arising from the PRC during the periods.

	(Unaudited) Nine months ended September 30,
	2010	2009
	%	%
Beijing Telestone	15	15
BTWTC	15	15
BTCTC	25	25
Guolian	25	25
Pan-pacific	25	25

5.	OPERATING RISK

(a)	Concentration of major customers and suppliers

	(Unaudited) Nine months ended September 30,
	2010	2009
	US$’000	US$’000
Major customers with revenues of more than 10% of the Company’s total operating revenues
Revenues from major customers	69,940	35,180
Percentage of operating revenues	99%	91%
Number	3	2

Major suppliers with purchases of more than 10% of the Company’s purchases
Purchases from major suppliers	3,075	4,907
Percentage of purchases	39%	37%
Number	3	3

Accounts receivable related to the Company’s major customers comprised 99% and 91% of the total accounts receivables as of September 30, 2010 and December 31, 2009 respectively.

Credit risk represents the accounting loss that would be recognized at the reporting date if counter parties fail to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) arise from financial economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The major concentrations of credit risk arise from the Company’s accounts receivable. Even though the Company has major concentrations, it does not consider itself exposed to significant risk with regards to the related receivables.

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

6.	ACCOUNTS RECEIVABLE

	(Unaudited) As of September 30, 2010	As of December 31, 2009
	US$’000	US$’000

Completed contracts	131,222	89,835
Retentions	8,651	5,344

	139,873	95,179
Allowance for doubtful accounts	(5,822)	(6,174)

	134,051	89,005

Of the retentions balance as of September 30, 2010 and December 31, 2009, approximately US$3,023,000 and US$903,000 respectively are expected to be collected after one year.

7.	GOODWILL

Goodwill acquired in connection with the acquisition of Guolian and Pan-pacific by BTWTC on July 5, 2007 represented the excess of the purchase cost over the fair value of identifiable net assets acquired at acquisition date. Goodwill is tested at least annually for impairment in accordance with ASC Topic 350 – Goodwill and Other Intangible.

8.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are summarized as follows:

	Estimated useful life	(Unaudited) As of September 30, 2010	As of December 31, 2009
	(in years)	US$’000	US$’000

Buildings	30	312	312
Leasehold improvement	5	87	87
Plant and machinery	5	757	734
Office equipment	5	1,222	1,087
Motor vehicles	5	822	667

		3,200	2,887
Accumulated depreciation		(1,921)	(1,706)

		1,279	1,181

9.	SHORT-TERM BANK LOANS

As of September 30, 2010 and December 31, 2009, the balance included a bank loan of RMB15 million, equivalent to approximately US$2.19 million, which bears interest to be charged quarterly at 20% above the standard short-term borrowing rate as stipulated by the People’s Bank of China on the date of the first withdrawal and is wholly repayable within one year. The loan is secured by guarantees provided by Mr. Han Daqing (“Mr. Han”), a director of TSTC and a third party guaranty company. The remaining bank loans of RMB45 million, equivalent to approximately US$6.59 million, which bear interest to be charged annually at the standard short-term borrowing rate as stipulated by the People’s Bank of China on the date of the first withdrawal and are wholly repayable within one year. The loans are secured by guarantee provided by a third party guaranty company. The guarantee provided by the third party guaranty company is secured by the followings:

(a)
Accounts receivable of the Company with an aggregate carrying value as of September 30, 2010 and December 31, 2009 amounting to RMB51 million, equivalent to approximately US$7.46 million, and RMB40 million, equivalent to approximately US$5.86 million, respectively;

(b)
Motor vehicles of the Company with an aggregate carrying value as of September 30, 2010 and December 31, 2009 amounting to RMB1.0 million, equivalent to approximately US$0.15 million, and RMB1.4 million, equivalent to approximately US$0.21 million, respectively;

(c)	Personal guarantee provided by Mr. Han; and

(d)	Personal real estate property and securities of the Company held by Mr. Han.

10.	INVENTORIES

Inventories consisted of the followings:

	(Unaudited) As of September 30, 2010	As of December 31, 2009
	US$’000	US$’000
Raw materials	1	1
Finished goods and parts	3,136	4,877

	3,137	4,878
Provision for slow-moving and obsolete items	(436)	(436)

	2,701	4,442

11.	SEGMENT INFORMATION

During the periods ended September 30, 2010 and 2009, all revenues of the Company are from its network installation and optimization services and trading of wireless telecommunication products. No financial information by business segment is presented.

As the Company operates mainly in the PRC and over 99% and 98% of its revenue and operating income during the periods ended September 30, 2010 and 2009 respectively are from the PRC, no geographical segment is presented.

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

TSTC had 10,558,264 and 10,404,550 shares of outstanding common stock as of September 30, 2010 and December 31, 2009 respectively.

The following table summarizes activities of the warrants:

Number of shares
Warrants outstanding as of January 1, 2009	192,403
Expired on March 24, 2009 (i)	(15,000)

Warrants outstanding as of December 31, 2009	177,403
Cashless exercised on January 26, 2010 (ii)	(65,515)
Cashless exercised on January 27, 2010 (ii)	(26,222)
Issued on March 18, 2010 (iii)	40,000

Warrants outstanding and exercisable as of September 30, 2010 (iv)	125,666

(i)	On March 24, 2009, 15,000 shares of warrants expired.

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

(iv)
As of September 30, 2010, the 85,666 shares of outstanding warrants issued in connection with the February 20, 2007 private placement are exercisable over a 4-year period to year 2011 at a per share exercise price of US$11.6 and the remaining 40,000 shares of outstanding warrants are exercisable over a three-year period from September 9, 2010 at a per share exercise price of US$18.73. The warrants are classified as equity and the amounts attributable to the warrants are recognized within additional paid-in capital.

The following table sets forth the outstanding warrants as of September 30, 2010 and changes during the 9-month period ended September 30, 2010.

	Vested	Unvested	Total	Weighted-average exercise price
	Shares	Shares	Shares	US$
As of January 1, 2010	177,403	-	177,403	11.60
Cashless exercise	(91,737)	-	(91,737)	11.60
Granted	-	40,000	40,000	18.73

As of September 30, 2010	85,666	40,000	125,666	13.87

Weighted-average remaining life (years)	0.39	2.94	1.20

13.	RELATED PARTY TRANSACTIONS

Summary of related party transactions

	Note	(Unaudited) As of September 30, 2010	As of December 31, 2009
		US$’000	US$’000
Due from related parties
Employees	a	536	536
Ex-stockholders of SMI/Guolian	b	1,427	1,427

		1,963	1,963

Due to related parties
Directors	a	4,127	3,475
Ex-stockholders of Beijing Telestone/Guolian	b	1,472	1,472

		5,599	4,947

Guarantor of short term loans
A director	9	8,776	5,850

Note:

(a)	The amounts due from employees and due to directors represent unsecured advances made to / from those parties from time to time. These amounts are interest free and repayable on demand.

(b)
The amounts due to ex-stockholders of Beijing Telestone represented the consideration arising from the consummation of the business combination. The ex-stockholders of SMI had represented that they had fully settled the amount with the ex-stockholders of Beijing Telestone and also undertaken to fully indemnify SMI against any claims from the ex-stockholders of Beijing Telestone (the “Undertaking”). However, an ex-stockholder of Beijing Telestone has initiated lawsuit against SMI alleging that the consideration has not been settled. The court hearing commenced on May 10, 2006 and finalized on December 19, 2006. Verdict has been issued by the Second Intermediate People’s Court of Beijing (“北京市第二中級人民法院”) and announced that SMI and Beijing Telestone are not required to compensate for the ex-stockholder of SMI. On October 23, 2007, another verdict was issued by the High People’s Court of Beijing
 (“北京市高級人民法院”) announcing that the verdict from the Second Intermediate People’s Court of Beijing was kept and SMI was not required to compensate for the ex-shareholder.

14.	COMMITMENTS AND CONTINGENCIES

The Company recognizes its revenue upon the completion of contract and has made full tax provision in accordance with relevant national and local laws and regulations of the PRC. A contract is considered as completed upon completion of all essential contract work and the installation has been accepted by the customer. It is the common practice in the PRC that invoices are not issued to customers until payments are received. The Company follows the practice of reporting its revenue for PRC tax purposes when invoices are issued. All unbilled revenue will become taxable when invoices are issued. For PRC tax reporting purpose, the PRC subsidiaries of the Company recognizes revenue on an “invoice basis” instead of when goods are delivered and services are rendered. This is not in strict compliance with the relevant laws and regulations. Accordingly, despite the fact that the PRC subsidiaries of the Company had made full tax provision in the financial statements, these PRC subsidiaries may be subject to penalties for the deferred reporting of tax obligations. The exact amount of penalties cannot be estimated with any reasonable degree of certainty. The board of directors considers it is more-likely-than-not that the tax penalties will not be imposed.

15.	STOCK OPTION PLAN

On September 27, 2005, a Stock Option Plan (the “Plan”) was approved at the 2005 annual meeting of stockholders. The purpose of the Plan is to promote the growth and general prosperity of the Company by permitting the Company to grant options to purchase common stock and restricted stock of the Company to key employees, non-employee directors, and advisors. The Plan is designed to help the Company and its subsidiaries and affiliates attract and retain superior personnel for positions of substantial responsibility and to provide key employees, non-employee directors, and advisors with an additional incentive to contribute to the success of the Company.

No options have been granted to any parties during the nine-month periods ended September 30, 2010 and 2009 and as of the date of these condensed consolidated financial statements.

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

For the 9-month periods ended September 30, 2010 and 2009, the Company recognized stock-based compensation to employees of US$2,209,000 and US$Nil respectively.

Stock-based compensation to non-employee

On September 9, 2009, TSTC entered into an investor relation consulting agreement (the “Agreement”) with a third party service provider. The Agreement covers a period of twelve months from date of the Agreement to September 9, 2010. Under the Agreement, TSTC agreed to grant a total of 80,000 shares of warrants to the services provider as part of the cost of services. The 80,000 shares of warrants is vested on September 9, 2010 and carry a 3-year term from the date of vesting to September 9, 2013.

On March 1, 2010, TSTC entered into another consulting agreement (the “Second Agreement”) with the third party service provider. Under the Second Agreement, the remaining 40,000 shares of warrants to be granted upon completion of the second stage of services were amended to 30,000 shares of warrants to be granted upon completion of the second stage of services with other terms remain unchanged.

Following the completion of the first stage of services as stipulated in the Agreement, TSTC granted 40,000 shares of warrants with an exercise price of US$18.73 to the service provider on March 18, 2010. These warrants are accounted for as equity instruments issued in exchange for receipt of services. Costs are measured at the estimated fair value of the equity instruments issued on the completion date of the services. The remaining 30,000 shares of warrants shall be granted upon the completion of the second stage of services which is expected to be in the fourth quarter of 2010.

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

For the 9-month periods ended September 30, 2010 and 2009, the Company recognized stock-based compensation to non-employees of US$492,000 and US$Nil, respectively.

The following table presents the total stock-based compensation included in the condensed consolidated statements of operations and other comprehensive income for the 3-month and 9-month periods ended September 30, 2010 and 2009.

	(Unaudited) Three months ended September 30,		(Unaudited) Nine months ended September 30,
	2010	2009	2010	2009
	US$’000	US$’000	US$’000	US$’000
Sales and marketing	-	-	492	-
General and administrative	-	-	2,209	-
Total stock-based compensation	-	-	2,701	-

No tax benefit was recognized for the stock-based compensation recorded for the nine months ended September 30, 2010.

17.	RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. ASU 2009-13 significantly expands the disclosures requirements for multiple-deliverable revenue arrangements. ASU 2009-13 will be effective for the first annual reporting period beginning on or after September 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company is currently evaluating the impact this update will have on its consolidated financial statements.

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

In February 2010, the FASB issued ASU 2010-09, Subsequent event. This ASC amends certain recognition and disclosure requirements to FASB ASC 855. ASU 2010-09 requires an entity that is an SEC filter or is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date that the financial statements are issued but remove the requirement for an SEC filer to disclose a date in both issued and revised financial statements. These amendments are effective upon issuance of the final Update, except of the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after September 15, 2010. The adoption of this ASU does not have a material impact on the Company’s consolidated financial statements.

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

In April 2010, the FASB issued ASU 2010-18, Receivables. The ASC provides amendments to FASC ASC 310. As a result, modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. Effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted. The adoption of this ASU has no material impact on the Company’s consolidated financial statements.

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

In July, 2010, the FASB issued ASU 2010-20, Receivables (Topic 310). The ASC provides updates to FASC ASC 310 to enhance disclosures about the credit quality of financing receivables and the allowance for credit losses. Existing disclosure guidance is amended to require an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. In addition, the amendments in this Update require an entity to disclose credit quality indicators, past due information, and modifications of its financing receivables. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The adoption of this ASU is not expected to have material impact on the Company’s consolidated financial statements.

In September, 2010, the FASB issued ASU 2010-25, Defined Contribution Pension Plans (Topic 962). The ASC provides amendments to require that participant loans be classified as notes receivable from participants, which are segregated from plan investments and measured at their unpaid principal balance plus any accrued but unpaid interest. The amendments in this Update should be applied retrospectively to all prior periods presented, effective for fiscal years ending after December 15, 2010. Early adoption is permitted. This update has no effect on the Company’s current accounting practices or financing reporting.

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

Overview

We are a leading supplier of local access network solutions for communications networks in China. We design, engineer and sell RF-based local access network solutions for indoor and outdoor wireless coverage, IP-based products for Internet access, and unified local access network, or ULAN, solutions based on our Wireless and Fiber-Optics Distribution System, or WFDS, technology.  Our local access network solutions integrate and enhance communication coverage and improve the signal quality of reception for wireless, Internet, wireline, cable television and other end user applications.  These solutions are used in a variety of indoor and outdoor environments, such as hotels, residential estates, office buildings, airports, exhibition centers, underground stations, highways, tunnels and rural areas.  As part of our comprehensive network solution, we provide professional services, including upfront system design, implementation and network maintenance.  Our primary customers are China Mobile, China Unicom and China Telecom, or the Big 3, and commercial and residential property owners in China.  We have 30 branches throughout China, six international sales offices and an international network of system integrator partners.  We believe our solutions offer a compelling value proposition to our customers as our solutions offer lower costs of ownership and increase overall efficiency.

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

Our ability to continue to increase product revenue will depend significantly on the growth of the Chinese telecommunications market, continued adoption of our WFDS technologies, our ability to maintain relationships with China’s Big 3 carriers, our ability to capitalize on China’s recent 3G government initiatives, and our ability to expand our presence internationally.  Our growth in professional services revenue will depend upon increasing our installed base of customers along with the pace at which our existing customers continue to migrate from 2G to 3G services.

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

In addition to China, we currently market to 29 countries, including Argentina, Bangladesh, Brazil, Canada, Colombia, Costa Rica, Ecuador, Hong Kong, Iceland, India, Indonesia, Ireland, Kazakhstan, Malaysia, Mexico, Mongolia, New Zealand, Philippines, Russia, Saudi Arabia, Singapore, South Africa, South Korea, Thailand, Turkey, the United States, the United Arab Emirates, Ukraine, and Vietnam.  Continuous expansion outside of China is one of our core strategies.  We believe that the quality of our products and services will allow us to become increasingly competitive internationally.

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

Industry Background

As the mobile market in China continues to mature, mobile operators have begun to invest in the future.  In particular, the Chinese telecommunications industry has witnessed accelerated development in recent years with a rapid rollout of 3G network investments and commitments to introduce 4G technology by 2011. Such is also evidenced by China Mobile, China Telecom, and China Unicom’s €1.178 billion EUR ($1.625 billion USD) purchase of network and application solutions, and integration and maintenance services from Alcatel-Lucent on November 5, 2010 during the France visit of Chinese President Hu Jintao.

We also believe that disparate technologies used by mobile carriers in the United States, the continued roll-out of 3G, and the future roll-out of 4G also provides a conducive environment and creates potential demand for our WFDS-enabled equipments and solutions in the United States.

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

The Chinese government encourages fair competition among the Big 3 and cable service providers to give consumers viable choices.  As a result, property owners install hardware platforms for the Big 3’s 2G and 3G technologies, cable and Internet networks. This often results in numerous devices being deployed on-site, which is inefficient and costly for property owners.  As a result, an increasing demand by properties owners for equipment that can integrate coverage from the Big 3 and also provide integrated services in a single platform is expected.

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

Recent Shifts in Chinese Regulations

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

•
Reduction in capital expenditures.  The combination of integrating services along with the use of our patented fiber-optic technology should enable the Big 3 to significantly reduce their wireless infrastructure capital expenditures.

•
Reduction in space required.  Utilizing our WFDS technology, property owners can reduce the installation space required for mobile wireless cable and Internet service from eleven devices to one.  In a single compact, all- optical platform, we offer customers integrated solutions streamlined to meet our customer’s requirements.

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

Experienced Management Team with a Proven Track Record

Our management team has a track record of success at both public and private companies, including extensive experience within the Chinese wireless communications market.  Mr. Daqing Han, our founder, Chairman and President, has extensive knowledge of the telecommunications industry in China through over 25 years of experience.  Mr. Han and most of our senior management have worked together as a team for over 13 years and have successfully built our business and increased revenue from $21.7 million in 2006 to $71.9 million in 2009.

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

Continue to explore and capitalize on WFDS Leasing Model

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

Extend Our Research and Development Leadership and Product Development

We plan to continue to invest in research and development and product development for our solutions to enhance our leadership position for unified local access network solutions. We have a dedicated team of over 60 research and development specialists to continue the development of solutions and we expect to maintain meaningful investments in research and development on a going-forward basis.

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

Operating Expenses

Operating expenses consist of sales and marketing expenses, general and administrative expenses, and research and development expenses.  The largest component of our operating expenses is personnel costs.  Personnel costs consist of salaries, benefits and other compensation for our employees.  We have approximately 1097 full-time employees as of September 30, 2010.

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

General and administrative expenses primarily consist of compensation for personnel, travel expenses, materials expenses related to ordinary administration, fees for professional services, and provisions for doubtful accounts.  .

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

Product revenue represents the invoiced value of goods, net of value-added tax (“VAT”) and returns.  The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery occurs, the fee is fixed or determinable, and collectability is probable.  Professional service revenue is recognized when the service is performed and accepted by the customer.

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

Inventory Valuation

Inventory consists of equipment and related component parts and is stated at the lower of weighted average cost or market. We record inventory write-downs for potentially excess inventory based on forecasted demand, economic trends and technological obsolescence of our products.  If future demand or market conditions are less favorable than our projections, additional inventory write-downs could be required and would be reflected in cost of product revenue in the period the revision is made.  At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.  Provision for slow moving and obsolete items amounted to $0.4 million both for September 30, 2010 and December 31, 2009.

Allowances for Doubtful Accounts

We record a provision for doubtful accounts based on historical experience and a detailed assessment of the collectability of our accounts receivable.  In estimating the allowance for doubtful accounts, our management considers, among other factors, (1) the aging of the accounts receivable, including trends within and ratios involving the age of the accounts receivable, (2) our historical write-offs, (3) the credit-worthiness of each customer, (4) the economic conditions of the customer’s industry, and (5) general economic conditions.  In cases where we are aware of circumstances that may impair a specific customer’s ability to meet their financial obligations to us, we record a specific allowance against amounts due from the customer, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. The allowance for doubtful accounts was $5.8 million as of September 30, 2010.

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

RESULTS OF OPERATION

Our operating results are presented for the quarter ended September 30, 2010, as compared to the quarter ended September 30, 2009.

The following is the statement of our operations for the three months ended September 30, 2010 and 2009.

Item	2010 Q3		2009 Q3		Comparisons
	$'000	% of revenue	$'000	% of revenue	$'000%
Revenue	43,101		18,891		24,210	128.2%
Cost of products and professional services	23,560	54.7%	9,977	52.8%	13,583	136.1%
Gross profit	19,541	45.3%	8,914	47.2%	10,627	119.2%
Sales and marketing expenses	4,445	10.3%	2,007	10.6%	2,438	121.5%
General and administrative expenses	714	1.7%	1,182	6.3%	-468	-39.6%
Research and development expenses	216	0.5%	138	0.7%	78	56.5%
Depreciation and amortization	75	0.2%	79	0.4%	-4	-5.1%
Interest expenses	122	0.3%	40	0.2%	82	205.0%
Other income	282	0.7%	83	0.4%	199	239.8%
Income before tax	14,251	33.1%	5,551	29.4%	8,700	156.7%
Income tax	2,199	5.1%	1,308	6.9%	891	68.1%
Net income	12,052	28.0%	4,243	22.5%	7,809	184.0%

The following is the statement of our operations for the nine months ended September 30, 2010 and 2009.

Item	2010 Nine months		2009 Nine months		Comparisons
	$'000	% of revenue	$'000	% of revenue	$'000%
Revenue	70,852		38,917		31,935	82.1%
Cost of products and professional services	38,874	54.9%	20,296	52.2%	18,578	91.5%
Gross profit	31,978	45.1%	18,621	47.8%	13,357	71.7%
Sales and marketing expenses	11,349	16.0%	6,035	15.5%	5,314	88.1%
General and administrative expenses	4,530	6.4%	2,503	6.4%	2,027	81.0%
Research and development expenses	631	0.9%	467	1.2%	164	35.1%
Depreciation and amortization	227	0.3%	253	0.7%	-26	-10.3%
Interest expenses	382	0.5%	170	0.4%	212	124.7%
Other income	811	1.1%	372	1.0%	439	118.0%
Income before tax	15,670	22.1%	9,565	24.6%	6,105	63.8%
Income tax	3,028	4.3%	2,203	5.7%	825	37.4%
Net income	12,642	17.8%	7,362	18.9%	5,280	71.7%

Revenue

Our revenue during the nine months ended September 30, 2010 was derived from sales of products and professional services primarily to domestic telecom carriers, and to a lesser extent, direct product sales to system integrators and overseas customers.  Our major customers include provincial-level subsidiaries of China Mobile, China Unicom, and China Telecom.

For the three months and nine months ended September 30, 2010, our revenue was $43.1 million and $70.9 million, respectively, representing increases of 128.2% and 82.1%, respectively, from the same periods in 2009.  The increase was primarily attributable to the enhanced A catagory supplier status for all of our main products by the big-3 operators and the increase in sales of our WFDS-enabled solutions. For the three months ended September 30, 2010, our WFDS-enabled solutions roughly accounted for 23.5% of our sales revenue.

Revenue Breakdown

Three months ended September 30, 2010 and 2009

	2010 Q3		2009 Q3		Change
	$'000	% of revenue	$'000	% of revenue	$'000%
Product revenue	17,518	40.6%	11,099	58.8%	6,419	57.8%
Professional services revenue	25,583	59.4%	7,792	41.2%	17,791	228.3%
Total	43,101	100.0%	18,891	100.0%	24,210	128.2%

Nine months ended September 30, 2010 and 2009

	2010 Nine months		2009 Nine months		Change
	$'000	% of revenue	$'000	% of revenue	$'000%
Product revenue	29,678	41.9%	21,504	55.3%	8,174	38.0%
Professional services revenue	41,174	58.1%	17,413	44.7%	23,761	136.5%
Total	70,852	100.0%	38,917	100.0%	31,935	82.1%

For the three months and nine months ended September 30, 2010, revenue generated from product sales was $17.5 million and $29.7 million, respectively, representing an increase of 57.8% and an increase of 38.0%, respectively, from the same periods in 2009.

For the three months and nine months ended September 30, 2010, revenue generated from professional services was $25.6 million and $41.2 million, respectively, representing increases of 228.3% and 136.5%, respectively, from the same periods in 2009.  The increase in professional services revenue was primarily attributable to the securing of a large number of WLAN projects from China Mobile and contributions from newly-established branches.

For the three months and nine months ended September 30, 2010, revenue generated from product sales accounted for 40.6% and 41.9% of total revenue, respectively, compared to 58.8% and 55.3%, respectively, for the same periods in 2009. For the three months and nine months ended September 30, 2010, revenues generated from professional service sales accounted for 59.4% and 58.1% of total revenues, respectively, compared to 41.2% and 44.7%, respectively, for the same periods of 2009.

Breakdown by Customers

Three months ended September 30, 2010 and 2009

	2010 Q3		2009 Q3		Change
	$’000	% of revenue	$'000	% of revenue	$'000%
China Mobile	23,264	54.0%	9,935	52.6%	13,329	134.2%
China Unicom	15,148	35.1%	7,696	40.8%	7,452	96.8%
China Telecom	4,396	10.2%	952	5.0%	3,444	361.8%
Overseas	123	0.3%	283	1.5%	-160	-56.5%
Others	170	0.4%	25	0.1%	145	580.0%
Total	43,101	100.0%	18,891	100.0%	24,210	128.2%

Nine months ended September 30, 2010 and 2009

	2010 Nine months		2009 Nine months		Change
	$’000	% of revenue	$'000	% of revenue	$'000%
China Mobile	40,868	57.7%	16,908	43.4%	23,960	141.7%
China Unicom	20,979	29.6%	18,271	47.0%	2,708	14.8%
China Telecom	8,093	11.4%	2,741	7.0%	5,352	195.3%
Overseas	386	0.6%	613	1.6%	-227	-37.0%
Others	526	0.7%	384	1.0%	142	37.0%
Total	70,852	100.0%	38,917	100.0%	31,935	82.1%

Revenue from the wireless telecom carriers was the Company’s major source of revenue during the reporting period, and the majority of such revenue was generated from China Mobile and China Unicom.  The increase of revenue from China Mobile was attributable to its large-scale increase in investment in wireless coverage and other areas in 2010. The increase of revenue from China Unicom was due to the inspection and verification for our projects completed last year.

Cost of Products and Professional Services

Three months ended September 30, 2010 and 2009

	2010 Q3		2009 Q3		Change
	$'000	% of revenue	$'000	% of revenue	$'000%
Cost of products	9,841	22.9%	7,099	37.6%	2,742	38.6%
Cost of professional services	13,719	31.8%	2,878	15.2%	10,841	376.7%
Total	23,560	54.7%	9,977	52.8%	13,583	136.1%

Nine months ended September 30, 2010 and 2009

	2010 Nine months		2009 Nine months		Change
	$'000	% of revenue	$'000	% of revenue	$'000%
Cost of products	16,709	23.6%	13,738	35.3%	2,971	21.6%
Cost of professional services	22,165	31.3%	6,558	16.9%	15,607	238.0%
Total	38,874	54.9%	20,296	52.2%	18,578	91.5%

For the three months and nine months ended September 30, 2010, our total cost of products and professional services were $23.6 million and $38.9 million, respectively, representing increases of 136.1% and 91.5%, respectively, from the same periods in 2009.

Gross Profit and Gross Margin

For the three months and nine months ended September 30, 2010, our gross profit was $19.5 million and $32.0 million, respectively, representing increases of 119.2% and 71.7%, respectively, from the same periods in 2009.  Our gross margin during the three months and nine months ended September 30, 2010 was 45.3% and 45.1%, respectively, compared to 47.2% and 47.8%, respectively, in the same periods in 2009.

Product Gross Margin:
Our product gross margin increased to 43.8% during the three months ended September 30, 2010, from 36.0% in the same period in 2009.  The increase in product gross margin was primarily attributable to sales of our WFDS-enabled products that generally have a higher gross margin.

Professional Services Gross Margin:
Our professional services gross margin decreased to 46.4% for the three months ended September 30, 2010 from 63.1% in the same period in 2009.  The Big 3 have adopted centralized procurement and public bidding processes, which required us to lower our contract prices in order to secure potential tenders.  This has resulted in lower gross profit margins in the three months ended September 30, 2010.

Operating Expenses

Three months ended September 30, 2010 and 2009

Item	2010 Q3		2009 Q3		Comparisons
	$’000	% of revenue	$'000	% of revenue	$'000%
Sales and marketing expenses	4,445	10.3%	2,007	10.6%	2,438	121.5%
General and administrative	714	1.7%	1,182	6.3%	-468	-39.6%
Research and development	216	0.5%	138	0.7%	78	56.5%
Total	5,375	12.5%	3,327	17.6%	2,048	61.6%

Nine months ended September 30, 2010 and 2009

	2010 Nine months		2009 Nine months		Comparisons
Item	$’000	% of revenue	$'000	% of revenue	$'000%
Sales and marketing expenses	11,349	16.0%	6,035	15.5%	5,314	88.1%
General and administrative	4,530	6.4%	2,503	6.4%	2,027	81.0%
Research and development	631	0.9%	467	1.2%	164	35.1%
Total	16,510	23.3%	9,005	23.1%	7,505	83.3%

Operating expenses mainly include sales and marketing expenses, general and administrative expenses and research and development expenses.

Sales and Marketing Expenses

For the three months and nine months ended September 30, 2010, sales and marketing expenses were $4.4 million and $11.3 million, respectively, representing increases of 121.5% and 88.1%, respectively, from the same periods in 2009.  As a percentage of revenue for the three months and nine months ended September 30, 2010, sales and marketing expenses accounted for 10.3% and 16.0% of total revenue, respectively, as compared to 10.6% and 15.5% of total revenue, respectively, for the same periods in 2009.  The increase in sales and marketing expenses was primarily due to our increases in sales and expanded selling network.

General and Administrative Expenses

For the three months and nine months ended September 30, 2010, general and administrative expenses were $0.7 million and $4.5 million, respectively, accounting for 1.7% and 6.4%, respectively, of total revenue, as compared to $1.2 million and $2.5 million of the same periods in 2009, respectively, accounting for 6.3% and 6.4% of total revenue, respectively, for the corresponding periods of 2009.  General and administrative expenses for the three months and nine months ended September 30, 2010 decreased 39.6% and increased 81.0%, respectively, from the same periods last year.  The decrease in general and administrative expenses was primarily attributable to the reverse of the previous period’s bad debt provision, and the increase in general and administrative was due to stock-based compensation to Guolian’s directors.

Research & Development Expenses

For the three months and nine months ended September 30, 2010, research and development expenses were $0.2 million and $0.6 million respectively, accounting for 0.5% and 0.9%, respectively, of total revenue, as compared to $0.1 million and $0.5 million for the same periods in 2009, respectively, accounting for 0.7% and 1.2% of total revenue, respectively, for the corresponding periods in 2009.

The slight increase in research and development expenses was due to our development of new products during the three months ended September 30, 2010.

Interest Expense and Other Income

For the three months and nine months ended September 30, 2010, interest expenses were $0.1 million and $0.4 million, respectively, accounting for 0.3% and 0.5%, respectively, of total revenue, as compared to $0.04 million and $0.2 million for the same periods in 2009, respectively.  Interest expenses rose as a result of increased bank borrowings during the quarter to fund our working capital needs.

For the three months and nine months ended September 30, 2010, other income was $0.3 million and $0.8 million, respectively, accounting for 0.7% and 1.1%, respectively, of total revenue, as compared to $0.1 million and $0.4 million for the same periods in 2009, respectively, accounting for 0.4% and 1.0% respectively of total revenue for the same periods in 2009.  Other income increased as a result of additional government sponsorship income that was provided during the quarter.

Net Income

For the three months and nine months ended September 30, 2010, we had net income of $12.0 million and $12.6 million, respectively, representing increases of 184.0% and 71.7% from the same periods in 2009, respectively.  Net income increased primarily as a result of our increased operations.

LIQUIDITY AND CAPITAL RESOURCES

We generally finance our operations from cash flow generated internally. As of September 30, 2010, our current assets comprised inventories of $2.7 million, accounts receivable of $134.1 million, prepayments of $0.8 million, other receivables of $4.4 million, due from related parties of $2.0 million, and cash and cash equivalents of $9.8 million.  As of September 30, 2010, our current liabilities comprised accounts payable of $21.3 million, tax payables of $10.3 million, a short-term bank loan of $8.8 million, trade deposits received of $1.7 million, due to related parties of $5.6 million, and other payables and accruals of $30.0 million.

Our trading terms with our customers are mainly on credit. As of September 30, 2010, our accounts receivable were $134.1 million compared to $89.0 million as of December 31, 2009.

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

As of September 30, 2010, our inventories were $2.7 million, as compared to $4.4 million as of December 31, 2009, representing a decrease of 39.2%.

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

As of September 30, 2010, our cash and bank balances were mainly denominated in Renminbi (“RMB”) and United States dollars (“US$”) while our bank borrowings were mainly denominated in RMB.  Our revenue and expenses, assets and liabilities are mainly denominated in RMB and US$.  Recently, the exchange rate fluctuations in the PRC have led to an appreciation of RMB.  This may result in certain exchange risks.

On October 6, 2010, we secured an RMB 300 million (about $44 million) credit facility from Bank of Beijing for the purpose of working capital needs.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Under supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”); and whether any change has occurred in the Company’s internal control over financial reporting pursuant to Exchange Act Rules 13a-15(d) and 15d-15(d).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective due to the fact that the material weaknesses in the Company’s internal control over financial reporting described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 have not been remediated as of the Evaluation Date, although steps have been taken toward remediation during the quarter ended September 30, 2010.

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

(b) Changes in internal control over financial reporting

During the quarter ended September 30, 2010, there were no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TELESTONE TECHNOLOGIES CORPORATION

Date: November 15, 2010	By:	/s/ Han Daqing
Han Daqing, Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2010	By:	/s/ Yu Xiaoli
Yu Xiaoli, Chief Financial Officer
(Principal Financial Officer)