Form 10-K
period 2010-12-31
TELESTONE TECHNOLOGIES CORP
filed 2011-03-30
CIK 817129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER: 001-32503

TELESTONE TECHNOLOGIES CORPORATION
(Name of Small Business Issuer Specified in Its Charter)

Delaware	84-1111224
(State of incorporation)	(IRS Employer Identification Number)

Floor 10, Ruida Plaza, No. 74 Lugu Road, Shi Jingshan District,
Beijing, China 100040
(Address of principal executive offices) (Zip Code)

86-10-6860-8335
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
Yes ☐No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐No ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):
Yes ☐No ☑

The aggregate market value of the 7,328,264 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was $ 61,850,548.16 as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $8.44 per share, as reported by The NASDAQ Stock Market, Inc.

As of March 28, 2011, there were 12,233,264 shares of common stock of Telestone Technologies Corporation outstanding.

Except as otherwise indicated by the context, references in this Form 10-K to:

“U.S. Dollar,” “$” and “US$” mean the legal currency of the United States of America.
“RMB” means Renminbi, the legal currency of China.
“China” or the “PRC” are references to the People’s Republic of China.
“U.S.” is a reference to the United States of America.
“SEC” is a reference to the Securities & Exchange Commission of the United States of America.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

None	Not applicable

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding our future financial position, business strategy and plans and objectives of management for future operations. When used in this filing, the words believe, may, will, estimate, continue, anticipate, intend, expect, and similar expressions are intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the risks discussed under the heading “Risk Factors”. Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements.

TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS	4
Corporate History	4
Current Business Operations	5
Our Competitive Strengths	6
Business Outlook	7
Our Business Strategies	7
Description of Products & Engineering Services	8
Research & Development	8
Competition	8
Government Regulation	9
Intellectual Property and Proprietary Rights	10

ITEM 1A. RISK FACTORS	11
ITEM 1B. UNRESOLVED STAFF COMMENTS	26
ITEM 2. PROPERTIES	26
ITEM 3. LEGAL PROCEEDINGS	26

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	27
ITEM 6. SELECTED FINANCIAL DATA	28
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION	28
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	34
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	34
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	35
ITEM 9A. CONTROLS AND PROCEDURES	35
ITEM 9B. OTHER INFORMATION	37

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	38
Involvement in Certain Legal Proceedings	40
Compliance with Section 16(a) of the Securities Exchange Act of 1934	40
Meetings and Certain Committees of the Board	40
Stockholder Communications	41
Compensation of Directors	41
ITEM 11. EXECUTIVE COMPENSATION	41
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	42
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	43
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	43
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	45
SIGNATURES	47

PART I

ITEM 1. BUSINESS

Corporate History

Unless otherwise indicated, or unless the context otherwise requires, all references in this Annual Report to the terms the “Company,” “Telestone,” “TSTC,” “we,” “our,” or “us” shall mean Telestone Technologies Corporation, a Delaware corporation.

We were organized under the laws of the State of Colorado in February 1987 under the name Shield Enterprises, Inc.

On January 3, 2002, we entered into an exchange agreement with Elite Agents Mortgage Services, Inc. (formerly Elite Agents, Inc.) (“Elite”), a licensed mortgage banker. As a result of the exchange, Elite became our wholly-owned subsidiary, and we had 80,000,000 shares of common stock outstanding, of which 72,000,000 shares were owned by the former stockholders of Elite and 8,000,000 shares were owned by our existing stockholders. Elite continued its mortgage banking activities and other financial services subsequent to the exchange. In addition, effective May 8, 2002, we formed a wholly-owned subsidiary, Elite Agents Leasing Services, Inc. (“Leasing”), for the purpose of establishing equipment financing and leasing operations.

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

On March 24, 2004, the Court authorized the Debtors to sell both designation rights for a plan of reorganization and 25 million common shares, which were non-dilutable under any capitalization, to Focus Tech Investments, Inc. or its designee (“Focus”) for a purchase price of $65,000.00. In addition, 14 creditors agreed to advance an aggregate of $50,000.00, as a non-recourse claim, under the terms of convertible promissory notes (“Notes”) pursuant to Section 1145 of the Bankruptcy Code, to the Debtors, to fund fees and expenses of the Debtors’ and related committee’s professionals for a plan of reorganization. The Notes were convertible into a total of 4,000,000 common shares and 1,000,000 warrants issued pursuant to Section 1145 of the Bankruptcy Code. The transaction was exempt from the registration requirements of Section 5 of the Securities Act of 1933 as well as state and local law statutes requiring registration for an offer or sale of a security.

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

Pursuant to the Order, we approved the reverse stock split of issued and outstanding common shares. Under the Order, our issued and outstanding common stock was reclassified on a 1 for 822 basis at a par value of $0.001. A Certificate of Amendment was filed with the Delaware Secretary of State on August 17, 2004.

On August 23, 2004, we completed a share exchange transaction with the stockholders of Success Million International Limited, a company incorporated under the laws of Hong Kong (“SMI”). The share exchange was consummated under Delaware law and pursuant to the terms of that certain Securities Exchange Agreement, dated effective as of August 23, 2004 (the “Exchange Agreement”).

Pursuant to the Exchange Agreement, we issued 4.1 million shares of our common stock to the stockholders of SMI, representing approximately 97.6% of our issued and outstanding common stock, immediately upon the consummation of the exchange transaction, in exchange for 100% of the outstanding capital stock of SMI. Immediately after giving effect to the exchange, we had 4,199,917 shares of common stock outstanding. Pursuant to the exchange, SMI became our wholly-owned subsidiary. For accounting purposes, the exchange is treated as a reverse acquisition, as the stockholders of SMI own a majority of the issued and outstanding shares of our common stock. Due to the issuance of the 4.1 million shares of our common stock, a change in control occurred on August 23, 2004, the date of the consummation of the exchange. We now carry on the business of SMI’s wholly-owned subsidiary, Beijing Telestone Technologies Co., Ltd. (“Beijing Telestone”).

On June 17, 2005, Beijing Telestone, with an operational period of 20 years, established Beijing Telestone Wireless Telecommunication Company Limited (“BTWTC”) in Beijing, the People’s Republic of China (the “PRC”). Beijing Telestone controls BTWTC through contractual arrangements. The registered capital of BTWTC amounts to RMB10 million (approximately US$ (1.2 million). BTWTC was established to engage in the business of wireless telecommunication networking and system integration.

On July 5, 2007, BTWTC, Shandong Guolian Telecommunication Technology Limited (“Guolian”) and owners of Guolian entered into a Share Transfer Agreement (the “Agreement”). Under the Agreement, 100% equity ownership interests in Guolian and its wholly owned subsidiary, Pan-pacific Telecommunication Company Limited (“Pan-pacific”), were transferred by all of the owners of Guolian to BTWTC. Guolian and Pan-pacific were established in Jinan, Shandong Province, the PRC on February 9, 1999 and October 22, 1999 respectively. The principal business activities of Guolian and Pan-pacific are design, development, production and installation and trading of wireless telecommunications coverage system equipment.

On October 8, 2007, BTWTC formed a subsidiary named Beijing Telestone Communication Technology Corp. Ltd (the “Subsidiary”), which focuses on developing and managing Telestone’s overseas businesses. The Subsidiary will be responsible for all of Telestone’s international businesses and will focus on the Company’s international expansion efforts. The move is intended to simplify current command and reporting lines. The Subsidiary will also seek to identify new opportunities to ensure consistent growth in Telestone’s overseas businesses.

Our executive offices are those of Beijing Telestone Technologies Co., Ltd. and are located at Floor 10, Ruida Plaza, No. 74 Lugu Road, Shi Jingshan District, Beijing China 100040. Our telephone number is 86-10-68608335.

Current Business Operations

We are a leading access-network solution provider serving the Chinese market. Since 1997, we have operated in the Chinese market and in 2006, we expanded our marketing efforts to include Vietnam, Indonesia, Malaysia, Thailand and India. In 2007, Beijing Telestone Communication Technology Corp. Ltd. was established as one of our subsidiaries focusing on developing and managing our overseas businesses. Currently, our marketing efforts have expanded to 29 countries around the world, including the U.S., Vietnam, Mexico, Brazil, Russia, India, the Philippines, Thailand, Ireland, Ecuador, Mongolia, South Africa, Turkey, Indonesia, Colombia, Costa Rica, Argentina, Ukraine, Kazakhstan, Singapore, South Korea, Hong Kong (SAR), Saudi Arabia, New Zealand, Bangladesh, the UAE, Canada and Iceland. Continuous expansion outside of China is one of our core strategies. We believe that the quality of our products and services will allow Telestone to be increasingly competitive internationally.

Our access-network solutions include the research and development (“R&D”) and application of access-network technology. In addition to our homegrown access-network equipment, which includes repeaters, antennas and radio-frequency peripherals, we also offer project design, project management, installation, maintenance and other after-sales services required by our customers. Our access-network solutions are created to further enhance the coverage of mobile telecommunications networks; this is done to improve the quality of reception for mobile phone users. The solutions we provide to the telecommunications industry cover indoor and outdoor environments, including hotels, residential estates, office buildings, airports, exhibition centers, underground stations, highways and tunnels.

In 2008, we launched WFDS™ (as defined below), a new generation of wireless distribution system. WFDS™ is an all-optical network that combines the technologies of both wireless and optical telecommunications. This system supports all mobile telecom networks and various other networks, including WLAN, FTTH, traditional telephone, and video surveillance systems. In 2010, we began generating revenues from WFDS™ installations, and we have completed 316 WFDS™ installations as of December 31, 2010. In addition, our WFDS™ technology provides several important benefits for Telestone and its investors: revenue from WFDS™ has raised our revenue growth rate even higher than our recent rapid revenue growth during the past three years; WFDS™ offers an opportunity for us to diversify our customer base; and WFDS™ generates gross margins above the corporate average, in the range of 45% to 50%; WFDS™ also targets a different customer base — property developers and managers — rather than large telecom carriers, and these customers tend to make payments more quickly, which should reduce our accounts-receivable days’ sales outstanding (“DSOs”) over time, as WFDS™ grows as a percentage of our revenues. Finally, WFDS™ is a technology platform, and we have a pipeline of WFDS™ technologies slated for launch over the next several years.

While we expanded our sales from purely consisting of a RF-based wireless product portfolio to one including sales from our Unified Local-Access Solution (“WFDS™”) products, our traditional RF-based products still remain a strong growth driver for Telestone, and we received more than 70% of our revenues from RF-based products in 2010. Also, in order to provide a speedy response and a high level of service to our customers, we have established more than 30 locations throughout China.

We are committed to the research and development of wireless communication related technology. Over 90% of our technology is developed in-house at our research and development center. We employ an experienced and highly trained professional staff of scientists and engineers that concentrate on the invention and further advance of wireless communication technology. We have over 100 R&D specialists, many of whom are industry experts in telecommunications — all have at least a bachelor’s degree, and 40% have a master’s degree or above. Since its introduction, our innovative WFDS™ technology has received recognition in the telecommunications industry and has won awards and praise from several telecommunications carriers.

We have offices in 30 provinces across the PRC, offering sales, project survey, design, project management and installation and maintenance services. We believe that this sales and service strategy enriches our capability to increase our existing customer base in the PRC and enables us to provide timely responses to customers’ inquires as well as technical and maintenance service upon our customers’ requests. Our sales efforts are not focused in or dependent upon any particular region or province of the PRC.

Our Competitive Strengths

We believe that the following competitive strengths enable us to compete effectively and to capitalize on the growth opportunities in our markets:

Strong Research and Development Capabilities

Our R&D capabilities rank among the best in the PRC’s telecommunications industry. We have a robust engineering project management system and an experienced engineering team. Our research and development center is equipped with the latest equipment and testing facilities, which give our research and development personnel the tools they require to make significant advances in access-network technologies. In addition, we provide our employees with continuing education administered through internal programs. Our proprietary WFDS™ product is one of the leading indoor access-network products in China.

Compared with other traditional wireless distribution systems, our WFDS™ system has many advantages. Firstly, WFDS™ adapts fiber to transport signals. Based on the low signal-loss characteristic of fiber, through which signals can be transmitted over long distances, the main unit (“MU”) can be placed closer to the signal source, and the remote unit (“RU”) can be placed closer to the subscribers. Therefore, a micro-power signal source can be used, which reduces interference and noise, generates low electromagnetic interference, and expands the coverage area. Secondly, due to the input port of the MU connecting to the signal combiner, WFDS™ systems can support multiple signals’ access and network integration. WFDS™ can provide all broadband communication services access in the 500kHz ~ 3GHz band for subscribers. Thirdly, due to the fact that each node of the system has the same bandwidth and flow characteristics, WFDS™ can provide the same communication services for every subscriber. WFDS™ systems are also easy to manage and flexible for implementing expansion and upgrades of systems with minimum cost. Our R&D capabilities are recognized and approved by the PRC government and have won accolades such as the Project Certificate of National-level Torch Program and the Project Certificate of Nation-level Spark Program. In addition, a number of our products and systems, several of which have been patented or are patent pending, have been awarded various science and technology honors by PRC provincial and municipal governments. We are focused on increasing our research and development efforts to develop superior and proprietary technologies.

Broad and diverse market base

Our business covers a wide region. We have 30 branches throughout China and our business covers approximately 29 countries worldwide.

Experienced marketing staff

We employ a group of experienced telecommunications experts and an experienced and technologically savvy marketing staff in China.

Strong customer relations

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

Business Outlook

We expect that the integration of telecommunications, TV, radio broadcasting, and Internet access-networks in China will continue in 2011. Building on our strong growth in 2010, in which our revenues increased 83.2% from 2009, we expect to launch new products deriving from our strong R&D capabilities to address the needs created by this further integration. Therefore, we expect revenues to continue to grow in 2011. We will also plan to continue to grow our domestic business and to expand internationally.

In 2011, we expect to generate 40% of revenues from our WFDS™ products. We also plan to launch two new WFDS™ products in 2011, which are designed to target small, medium and large-sized businesses, as well as property owners, landlords, and building managers. These new products should help diversify Telestone’s customer base. In addition, these types of customers tend to pay in a timelier manner than our traditional telecom-carrier customers, which should help bring total DSOs down over time as WFDS™ grows as a percentage of our revenues. WFDS™ products also receive higher margins than our corporate average, in the 45%-50% range. Based on the success of our WFDS™ deployment in Houston, we expect noticeable sales growth from the international market in 2011.

Our Business Strategies

In order to maintain our position as one of the leading companies in the PRC’s access-network solutions sector, and expand and diversify our revenue streams, we have adopted the following strategies:

Continue to focus on research and development

We plan to continue to invest in research and development for our key technologies and our products to enhance our leading position in the access-network technology market and take full advantage of the PRC’s investment in 3G networks. We have dedicated research and development programs to advance access-network solutions for the continued development of our business.

Seek selective acquisitions and strategic investments

In the domestic market, we intend to maintain strong relationships with Chinese mobile telecommunications carriers and potentially make selective acquisitions in major provincial markets where we do not have a leading market share. Our potential targets are companies that enjoy a leading market position and have strong business networks in their provincial markets, that have strong production capabilities and companies that own applicable value-added products whose customer network platforms adapt to WFDS™. We believe that we will further our penetration of provincial markets and raise our overall market share through selective acquisitions and the promotion of new solutions.

Strengthen international market presence

We plan to focus on increasing our presence in markets outside of the PRC. We will continue to strengthen our presence overseas by leveraging our expertise and leading access-network products and solutions. In the United States, we plan to seek cooperation with peers that have strong research and development abilities, and develop technology and products that are suitable for PRC market. However, we also find partners within the integration business to sell our products, as our products are cost-effective. In developing countries, we only seek cooperation with local integration partners to deliver our access-network solution technologies, whom we then work with to set up our local product distribution channels.

Description of Products & Engineering Services

We design and sell electronic equipment used to provide access-network solutions to our customers. Many of these types of equipment, including WFDS™ products, RFPA products, passive components and base station antenna for 2G, 3G, Broadband access and CATV networks, are highly specialized active microwave components designed to meet the needs of our customers.

In addition to designing and selling our products, we also provide systems integration services for our customers. The primary systems integration services provided to our customers are project design and engineering, specifically, the development and design of indoor (living quarters, hospital systems, and hotels) and outdoor (expressways, railways and no coverage zones) wireless signal complementary coverage solutions and their applied products. This includes the design of the required equipment, implementation, project quality evaluation as well as after-sale maintenance and optimization for system integration products, constructive products for engineering design projects and wireless network optimization products.

Research & Development

We maintain a research and development center where the majority of our products are designed by our staff of engineers and scientists. Our research and development center is equipped with the latest equipment and testing facilities which give our research and development personnel the tools they require to make significant advances in access-network technologies. The center comprises several professional research departments including: our Wireless Device Department, Active Parts Department, Antenna and Passive Products Department, Computer Application Department and Mechanical Structure Department. We seek to remain at the forefront of current and future technologies, paying close attention on a consistent basis to evolving development trends in domestic and international technologies. Our R&D capabilities are recognized and affirmed by the PRC government and have won awards such as the Project Certificate of National-level Torch Program and the Project Certificate of Nation-level Spark Program. In addition, a number of our products and systems, several of which have been patented or are patent pending, have been awarded various science and technology honors by PRC provincial and municipal governments. Currently the research center has one department that is focusing on technology standards and system solutions and another department that is focusing on the research and development of fiber and RF equipment. These two departments work on designing new products to meet the expected increased demand for 3G wireless products in the PRC.

Competition

Our main domestic competitors are Guangdong Comba, Wuhan Hongxin and China GrenTech.

•	Guangdong Comba is one of the first Chinese domestic telecom manufacturers. The company is listed on the Hong Kong Stock Exchange under the stock symbol: 2342.HK.

•	China GrenTech, formerly Powercom Holdings Limited, was founded in 1999 and is based in Shenzhen. China GrenTech is listed on the NASDAQ Global Select Market under the symbol GRRF.

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

•
Andrew Corporation (“Andrew”) is a global designer, manufacturer, and supplier of communications equipment, services and systems. Andrew’s products and expertise are found in communications systems throughout the world, including wireless and distributed communications, land mobile radio, cellular and personal communications, broadcast, radar and navigation.

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

The telecommunications industry, including certain access-network solution provider services, is highly regulated in the PRC. Regulations issued or implemented by the State-owned Assets Supervision and Administration Commission of the State Council, Ministry of Information Industry of PRC and other relevant government authorities cover many aspects of telecommunications network operations, including entry into the telecommunications industry, the scope of permissible business activities, interconnection and transmission line arrangements, tariff policy and foreign investment.

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

We have obtained 13 patent certificates. Currently, 22 of our filed patent applications are under review, of which 17 have received the notification of acceptance of the application from the State Intellectual Property Office of the People’s Republic of China. Our company will continue to put great effort towards protecting our intellectual property rights.

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

Our success depends substantially upon retaining our significant clients, such as China Unicom, China Mobile and China Telecom. We cannot guarantee that we will be able to retain long-term relationships or secure renewals of short-term relationships with our significant clients in the future. If we were to lose such customers, it is unclear if we would be able to replace them or how long it would take to do so. Accordingly, our revenues and profitability would be negatively impacted.

We typically enter into contracts with individual local affiliates of our major customers and treat these local affiliates as separate customers. Although it has been our business practice to interact with each local affiliate individually, they are under the common control of their parent company. Procurement decisions for equipment are now made by the parent company and its local affiliates through a centralized bidding process, which has led to intensified industry-wide pricing pressure.

During the ordinary course of our business, we also experience delays in payments from China Unicom, China Mobile and China Telecom. As explained in the next risk factor, these delays are largely due to our limited bargaining leverage and the resulting lack of a specific timetable in our sale and purchase contracts to require our customers to issue completion certificates and to perform preliminary inspections, which are pre-conditions to their initiation of payments. Despite our constant attempts, we have not been able to significantly change this prevalent practice in our industry due to our limited bargaining leverage, and we expect this practice to continue in coming periods.

Because we have limited bargaining leverage with China Unicom, China Mobile and China Telecom, some contractual terms and market practices are materially adverse to our interests.

China Unicom, China Mobile and China Telecom, or the Big 3, award contracts through competitive bidding. As China Unicom and China Mobile were the two major licensed wireless operators in China prior to the industry restructuring which was completed in 2008 and even after the restructuring they remain major industry participants, we have limited negotiating leverage with these key clients in the bidding process. As a result, many proposed contractual terms and market practices subject to bidding are materially adverse to our interests. For example, most of our contracts, in the form contained in the bidding materials, do not specify a timetable for our customers to perform the inspection of products we install. This affects our revenues as the inspection by our wireless operator customers is a condition to our recognition of service revenue. Any worsening of these terms and conditions could have a material adverse effect on our liquidity and cash flows from operations.

We have long accounts receivable cycles and long collection periods, and our liquidity and cash flows from operations will deteriorate if our accounts receivable cycles or collection periods continue to lengthen.

As is customary in our industry in China, we experience relatively long accounts receivable cycles and long collection periods of up to approximately 355 days in 2010. These extended accounts receivable cycles and collection periods may adversely affect our cash flow and our ability to fund our operations from operating cash flow. In addition, if our customers experience sales slowdowns or other adverse effects to their business, they may not make payment in a timely fashion, despite our extended accounts receivable cycles and long collection periods. Failure of our customers to pay us in a timely manner would negatively affect our working capital, which would in turn adversely affect our cash flow, revenues and operating results in subsequent periods.

We have not entered into any long term contracts with our customers.

All of our agreements with our customers are for short term projects or sales of equipment. While we believe that our significant relationships with the Big 3 will likely provide additional sales agreements in the future, none of our customers are contractually bound to purchase any products or services from us in the future. If our customers do not continue to purchase products or services from us in the future, our business, financial condition and results of operations could be adversely affected.

We depend on a limited number of suppliers.

We rely on certain third-party suppliers to provide us various pieces of telecommunications equipment. If we were to lose our relationship with those suppliers, we may experience difficulties finding a suitable replacement for our equipment needs, and our business and operations could be adversely affected. In addition, if any of our major suppliers fails to deliver our required materials in time for our production, and we are unable to find the required materials from other suppliers in a timely manner and on acceptable terms, there will be a delay in our provision of products and services to our customers. Such delays would damage our relationships with our customers and may materially and adversely affect our business operations.

We utilize a third-party production center for the manufacture of the products we sell to our customers. Although we are parties to a memorandum of cooperation regarding such manufacturing arrangement, we cannot be assured that such cooperation will continue indefinitely. Should we be required to utilize a different source for our manufactured products our costs could be adversely affected. We hire third parties to carry out some of the initial installation of our wireless coverage products. We are liable for the failure or inadequacy of their services. If their performance is inadequate, we will be liable for any remedial measures undertaken as a result of such failures. We may also be vulnerable for the loss and unavailability of services resulting from such failures.

If the wireless communication sector in China does not maintain its current pace of growth, or if the telecommunications operators reduce their investments in network coverage in the near future, the profitability and future prospects of our business and our liquidity could be materially and adversely affected.

We generate most of our revenues from the provision of wireless coverage products and services to telecommunications operators in China. Our future success depends on the continued growth of the PRC wireless communication industry. Any slowdown in the development of the wireless communication industry in China or reduction in our customers’ expenditure on wireless coverage products and services may reduce market demand for our products and services.  3G network deployment requires significant capital investment by PRC telecommunications operators, including investments in wireless coverage products and services and RF parts and components. Therefore, we believe that issuance of 3G licenses will in general have a positive impact on the growth of our business. Although telecommunications operators have been increasing their capital expenditure for 3G network construction in China, it is uncertain how long this investment trend would continue, and any reduction of the capital expenditure for 3G network development will negatively impact our business growth and liquidity.

We historically recognized significantly lower revenues in the first quarter, which sometimes resulted in net losses in the first quarter, and our revenues may fluctuate significantly from quarter to quarter in the future, resulting in quarterly net losses.

Our customers typically set their annual budgets at the beginning for each year. Once the annual budget is set, the customers will commence the bidding process for specific projects. As a result, the amount of revenues we could recognize is typically lower during the earlier part of the year, especially during the first quarter. In addition, for our standalone service contracts and bundled sale contracts, our customers generally use the same team to manage different aspects of a project, including bidding, contracting and payment. Their work is performed in accordance with their internal annual and semi-annual project management process. As a result, our customers prefer to perform completion and preliminary inspections and sign contracts for each batch of installed projects at the same time. Under our revenue recognition policies, we recognize revenue after we receive the preliminary inspection certificate for our standalone service contracts and for the portion attributable to the provision of integrated services for our bundled sale contracts. Accordingly, we typically recognize higher levels of revenue during the second and third quarter than that of the first quarter, because more wireless coverage products are installed and inspected, and for which completion and preliminary inspection certificates are issued, during the second and the third quarter. During the fourth quarter, especially in December, our major customers, being public companies and influenced by their semi-annual reporting obligations, usually perform completion and preliminary inspections, issue completion and preliminary inspection certificates and sign contracts for a majority of our standalone service contracts and bundled sale contracts. Therefore, we typically recognize the highest level of revenue during the fourth quarter. Nevertheless, as we recognize our revenue from the sale of equipment when delivery has occurred and the customer has signed a contract with us and issued a delivery certificate to us under our standalone equipment contracts, our increased sales of equipment on a standalone basis following the implementation of the centralized billing process has slightly reduced the effect of seasonality on our business.

Whether we continue to have fluctuations in revenues, gross profit margins and earnings in the future will depend largely upon our customers, over which we have very little control. Past quarterly results, therefore, may not provide an accurate indication of future performance or fluctuation. Such fluctuation may have an adverse effect on our liquidity and financial condition.

We may fail to offer products that meet industry standards or our customers’ specific requirements, and as a result we may lose customers or orders or incur significant warranty or other costs, and our revenue growth may be materially and adversely affected.

The development of our products is based upon complex technologies, and requires significant time and expertise in order to meet industry standards and customers’ specifications. Our customers often have their own sets of standards and criteria relating to their requirements for wireless coverage products, including standards and criteria issued by the relevant governmental authorities. We must satisfy these standards and criteria in order to be eligible to supply our products and services to those customers. If we are unable to continue to meet these standards and criteria, we may become ineligible to provide our products and services that have in the past generated most of our revenues and profitability. Furthermore, quality and performance problems could damage our reputation and our relationships with existing and prospective customers and could have a material and adverse effect on our revenue growth.

We customarily provide our customers with one to three years of warranty protection, under which we agree to repair or replace defectively installed wireless coverage products at no additional cost to our customers. Our contracts generally do not contain disclaimers or limitations on product liabilities for special, consequential and incidental damages, nor do we typically cap the amounts our customers may recover for damages. In addition, we do not currently maintain any insurance for product liability or warranty claims. Our failure to offer products and services that meet our customers’ specific requirements could give rise to substantial liabilities under our warranties and otherwise.

Our research and development efforts may not lead to successful development of commercially viable or acceptable products, which could cause a decline in customer use of our products.

The markets in which we compete are characterized by:

•	Rapidly changing technology;

•	Evolving industry standards and transmission protocols;

•	Frequent improvements in products and services; and

•	Intense competition from well-funded and technologically advanced companies.

To succeed, we must continually improve our current products and develop and introduce new or enhanced products that adequately address the requirements of our customers and are competitive in terms of functionality, performance, quality and price. We expend considerable efforts in the development of new and enhanced RF technology, WFDS™ technology and in their commercial applications, including the development of 3G products and base station RF components. Although we have successfully developed products that meet customers’ requirements in the past, there is no assurance that any of our research and development efforts will necessarily lead to any new or enhanced products or generate sufficient market share to justify commercialization. For example, 3G is a new and evolving technology. Our research and development efforts may not yield new wireless coverage products that are readily deployable in 3G networks and that our customers may not be satisfied with the performance of our 3G coverage products. Under those circumstances, we will not be able to recoup our research and development costs and expenses, we may not be able to serve our customers’ 3G needs, and customers may refuse to use our products.

We face intense competition.

The market for access-network solutions services is intensely competitive in the People’s Republic of China and is characterized by rapid technological advancement, frequent development of new products, evolving industry standards and a downward pricing trend over the life cycle of a product. There are numerous other access-network service providers with whom we compete for business. There are low barriers to entry for new competitors in our market and our business may experience a negative impact as a result of increased competition. In addition, our existing or potential competitors may in the future achieve greater market acceptance and gain additional market share or may develop new technology that may make our product less competitive, which in turn could reduce our revenues and operations.

We depend on key personnel for the success of our business.

Our business may be severely disrupted if we lose the services of our key executives and employees or fail to add new senior and middle managers to our management. Our future success is heavily dependent upon the continued service of our key executives, particularly Han Daqing, our Chairman and Chief Executive Officer, Guobin Pan, our President, and Yu Xiaoli, our Chief Financial Officer. Our future success is also dependent upon our ability to attract and retain qualified senior and middle managers to our management team. If one or more of our current or future key executives and employees are unable or unwilling to continue in their present positions, we may not be able to easily replace them, and our business may be severely disrupted. In addition, if any of these key executives or employees joins a competitor or forms a competing company, we could lose customers and suppliers and incur additional expenses to recruit and train personnel. Each of our executive officers has entered into an employment agreement with us.

We also rely on a number of key technology staff for the operation of our Company. The wireless coverage industry is characterized by a high level of employee mobility. Competition in China for experienced RF technology experts is intense. There are few senior-level research and development or technical personnel available for hire as the costs of hiring and retaining such individuals are high, and such personnel may not remain with us once hired. If we are unable to successfully attract or retain senior-level research and development employees, our ability to develop new technologies and products and to effectively conduct our operations could be compromised and our ability to carry on our research and development and other efforts could be materially and adversely affected.

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

Our business, financial condition and results of operations have and may continue to be affected by various economic factors. The worldwide economy recently underwent a period of slowdown and the future economic environment may continue to be less favorable than that of recent years. This slowdown has, and could further lead to, reduced consumer and business spending in the foreseeable future, including by our customers. Reduced access to credit has and may continue to adversely affect the ability of consumers to purchase our products and system solutions. In addition, economic conditions, including decreased access to credit, may result in financial difficulties leading to restructurings, bankruptcies, liquidations and other unfavorable events for our customers, suppliers and other service providers. If such conditions continue or further deteriorate, our industry, business and results of operations may be severely impacted.

We have limited experience in operating outside mainland China, and failure to expand internationally may have an adverse effect on our business growth in the future.

Our future growth primarily depends on our ability to increase our market share domestically by effectively utilizing our competitive advantages. However, we also intend to increase our international presence and expand our customer base internationally. We currently have six sales offices outside of China. While we currently generate less than 5% of our revenue from overseas, we expect the international market, especially the U.S., will represent a significant growth opportunity for us in the future.  However, we have limited experience in operating outside mainland China or with foreign regulatory environments and market practices, and we may not be able to penetrate these international markets. Our failure to grow in international markets may have an adverse effect on our business growth in the future.

We may not be able to adequately protect our intellectual property, and we may be exposed to infringement claims by third parties.

We rely primarily on a combination of intellectual property laws and contractual restrictions to establish and protect our intellectual property rights. Monitoring unauthorized use of our information services is difficult and costly, and we cannot be certain that the steps we take will effectively prevent misappropriation of our technology and content. Our management may determine in the future to register for patents, copyrights, trademarks or trade secret protection if management determines that such protection would be beneficial and cost-effective.

From time to time, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of our resources and may ultimately be unsuccessful. In addition, parties may initiate litigation against us for alleged infringement of their proprietary rights. In the event of a successful claim of infringement and our failure or inability to develop non-infringing technology, content or license the infringed or similar technology or content on a timely basis, our business could suffer. Moreover, even if we are able to license the infringed or similar technology or content, license fees that we pay to licensors could be substantial or uneconomical.

We have limited business insurance coverage, and any significant product liability claim could have a material and adverse effect on our financial condition.

The insurance industry in the PRC is still at an early stage of development. We currently do not maintain any product liability insurance for our products and services, nor do we carry any business interruption insurance, third-party liability insurance for personal injuries, or environmental damage insurance for environmental emissions or accidents on our properties or relating to our operations. There is no assurance that there will not be any product liability claims against us in relation to our products. Furthermore, we cannot assure you that we will not experience any major accidents in the course of our operations, which may cause significant property or environmental damage or personal injuries. Any business disruption, litigation or natural disaster might result in substantial costs and diversion of resources.

If we fail to develop and maintain an effective system of disclosure controls and internal controls over financial reporting, we may not be able to accurately report our financial results or prevent fraud; as a result, current and potential shareholders could lose confidence in the integrity of our financial reports, which could harm our business and the trading price of our common stock.

Effective internal controls are necessary for us to provide timely disclosure of material events affecting our business and reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management to establish and maintain a system of internal control over financial reporting and annual reports on Form 10-K filed under the Exchange Act to contain a report from management assessing the effectiveness of a company's internal control over financial reporting. Separately, under Section 404, as amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, public companies that are large accelerated or accelerated filers must include in their annual reports on Form 10-K an attestation report of their regular auditors attesting to and reporting on management’s assessment of internal control over financial reporting. Non-accelerated filers and smaller reporting companies are not required to include an attestation report of their auditors in annual reports.

The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention. During the assessment of our internal controls over financial reporting for the year ended December 31, 2010, our management concluded that our disclosure controls and procedures were not effective due to control weaknesses and control deficiencies in our internal control over financial reporting (for details see Item 9A herein).

Although we have developed certain remediation plans, which we anticipate will be completed during 2011, we cannot be certain that these measures we have undertaken will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need may become more complex, and significantly more resources may be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we fail to execute our remediation plans, our stockholders and other potential investors may lose confidence in our business operations and the integrity of our financial statements, and may be discouraged from future investments in our company, which may delay or hinder any future business development or expansion plans if we are unable to raise funds in future financings, and our current stockholders may choose to dispose of the shares of common stock they own in our company, which could have a negative impact on our stock price. In the event we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements, which may also lead to a decline in our stock price.

In the future, we expect that we likely will become an accelerated filer. Accordingly, we expect that we will be required to include an attestation report of our auditors in our annual report on Form 10-K. If and when we become subject to the auditor attestation requirements under Section 404, we can provide no assurance that we will receive a positive attestation from our independent auditors. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading of our stock on the NASDAQ Select Global Select Market, ineligibility for listing on other national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which could further reduce our stock price.

We must comply with the Foreign Corrupt Practices Act and Chinese anti-corruption law.

Since we are a Delaware corporation and a public company in the United States, we are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. The PRC also strictly prohibits bribery of government officials. Our principal customers, the Big 3, are partially owned by the PRC government and our dealings with them are likely to be considered to be with government officials for purposes of these laws. We do not condone bribery on the part of our employees, agents, representatives and consultants. Our employees, agents, representatives and consultants may not always be subject to our control. If any of them violates FCPA or other anti-corruption law, we might be held responsible. We could suffer severe penalties in that event. In addition, the U.S. government may seek to hold us liable for successor liability FCPA violations committed by companies in which we invest or which we acquire. Non-U.S. companies, including some that may compete with us, are not subject to these prohibitions. If these competitors engage in these practices, they may receive preferential treatment from some companies or other entities to our disadvantage.

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

Our ability to generate revenues could suffer if the Chinese market for access-network solutions services does not develop as anticipated.

The wireless services market in the PRC has evolved rapidly over the last several years, with the introduction of new services, development of consumer preferences, market entry by new competitors and adaptation of strategies by existing competitors. We expect each of these trends to continue, and we must continue to adapt our strategy to successfully compete in our market.

In particular, we currently offer a wide range of access-network solutions services; however, there are no assurances that any of these technologies and any services compatible with them will be accepted by consumers or promoted by the mobile operators. Accordingly, it is extremely difficult to accurately predict consumer acceptance and demand for various existing and potential new offerings and services, and the future size, composition and growth of this market.

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

The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which precedents set in earlier legal cases are not legally binding. The overall effect of legislation enacted over the past 20 years has been to enhance the protections afforded to foreign invested enterprises in China. However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly and their interpretation and enforcement involves uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until some time after the violation. These uncertainties could limit the legal protections available to foreign investors, such as the right of foreign invested enterprises to hold licenses and permits such as requisite business licenses. In addition, all of our executive officers and our directors are residents of China, and substantially all the assets of these persons are located outside the U.S. As a result, it could be difficult for investors to effect service of process in the U.S., or to enforce a judgment obtained in the U.S. against us or any of these persons.

Moreover, the enforceability of contracts in China, especially with governmental entities, is relatively uncertain. If counterparties repudiated our contracts or defaulted on their obligations, we might not have adequate remedies. Such uncertainties or inability to enforce our contracts could materially and adversely affect our revenues and earnings.

Adverse changes in political and economic policies of the PRC government could impede the overall economic growth of China, which could reduce the demand for our products and damage our business.

We conduct substantially all of our operations and generate most of our revenue in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The PRC economy differs from the economies of most developed countries in many respects, including:

•	a higher level of government involvement;

•	an early stage of development of the market-oriented sector of the economy;

•	a rapid growth rate;

•	a higher level of control over foreign exchange; and

•	the control over the allocation of resources.

As the PRC economy has been transitioning from a planned economy to a more market-oriented economy, the PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Although these measures may benefit the overall PRC economy, they may also have a negative effect on us.

Although the PRC government has in recent years implemented measures emphasizing the utilization of market forces for economic reform, the PRC government continues to exercise significant control over economic growth in China through the allocation of resources, controlling the payment of foreign currency-denominated obligations, setting monetary policy and imposing policies that impact particular industries or companies in different ways.

Any adverse change in economic conditions or government policies in China could have a material adverse effect on the overall economic growth in China, which in turn could lead to a reduction in demand for our products and services and consequently have a material adverse effect on our business and prospects.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively or to pay dividends in U.S. Dollars.

Because almost all of our future revenues may be in the form of RMB, any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside the PRC or to make dividend or other payments in U.S. Dollars. Under current PRC laws and regulations, payments of current account items, including profit distributions, interest payments and operation-related expenditures, may be made in foreign currencies without prior approval from SAFE, but are subject to procedural requirements including presenting relevant documentary evidence of such transactions and conducting such transactions at designated foreign exchange banks within China that have the licenses to carry out foreign exchange business. Strict foreign exchange control continues to apply to capital account transactions. These transactions must be approved by or registered with SAFE, and repayment of loan principal, direct capital investment and investment in negotiable instruments are also subject to restrictions. We cannot assure you that we will be able to meet all of our foreign currency obligations or to remit profits out of China. If future changes in relevant regulations were to place restrictions on the ability of our PRC subsidiaries to remit dividend payments to us, our liquidity and ability to satisfy our third-party payment obligations, and our ability to distribute dividends, could be materially adversely affected. Further, restrictions on the convertibility of the Renminbi for capital account transactions could also affect the ability of our PRC subsidiaries to make investment overseas or to obtain foreign exchange funds through debt or equity financing, including by means of loans or capital contribution from us.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. While inflation has been more moderate since 1995, high inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

Cessation of the preferential treatment of income tax may have an adverse impact on our net income.

China passed a new PRC Enterprise Income Tax Law (the “EIT Law”) and its implementing rules, both of which became effective on January 1, 2008. The EIT Law imposes a unified enterprise income tax rate of 25% on all domestic enterprises and foreign-invested enterprises unless they qualify under certain limited exceptions. Under the EIT Law and it implementing rules,  companies established before March 16, 2007 and had enjoyed preferential tax rates previously shall gradually become subject to the 25% rate over a five-year transition period, and enterprises that were established before March 16, 2007 and were eligible for preferential tax exemptions or reductions within the specified time under the then effective laws and regulations will continue to enjoy the original preferential tax exemptions or reductions until the expiration of the specified terms, except that the relevant exemption or reduction shall start from the year of 2008 if the first profitable year of the relevant enterprise is later than January 1, 2008. Certain qualified high-technology enterprises may still enjoy a preferential tax rate of 15%. Currently, our PRC subsidiaries, Beijing Telestone and BTWTC, are specified as “high-technology enterprises” are eligible for the preferential tax rate of 15. If its PRC subsidiaries cease to qualify as “high-technology enterprises,” our financial condition and results of operations could be materially and adversely affected.

We may be deemed as a PRC resident enterprise under the EIT Law and be subject us to PRC income tax for our global income and withholding income tax for any dividends we pay to our non-PRC shareholders on profits earned after January 1, 2008.

Under the EIT Law, enterprises established outside of China whose “de facto management bodies” are located in China are considered “resident enterprises” and will generally be subject to the uniform 25% enterprise income tax rate as to their global income. Under the Implementation Rules for the EIT Law, “de facto management bodies” is defined as the bodies that have material and overall management control over the business operations, personnel, accounts, and properties of the an enterprise. In April 2009, the PRC State Administration of Taxation (the “SAT”) promulgated a circular to clarify the criteria to determine whether the “de facto management bodies” are located within the PRC for enterprises incorporated overseas with controlling shareholders being PRC enterprises.

The EIT Law and its Implementation Rules are relatively new and ambiguities exist with respect to the interpretation of the provisions relating to resident enterprise issues. As substantially all of our management is currently based in China and may remain in China in the future, we may be treated as a PRC resident enterprise for PRC enterprise income tax purposes. If we are deemed as a PRC resident enterprise, we will be subject to PRC enterprise income tax at the rate of 25% on our worldwide income. In that case, however, dividend income we receive from our PRC subsidiaries may be exempt from PRC enterprise income tax because the EIT Law and its Implementation Rules generally provide that dividends received by a PRC resident enterprise from its directly invested entity that is also a PRC resident enterprise is exempt from enterprise income tax. However, as there is still uncertainty as to how the EIT Law and its Implementation Rules will be interpreted and implemented, we cannot assure you that we are eligible for such PRC enterprise income tax exemptions or reductions.

We are a holding company that relies heavily on dividend payments from our subsidiary for funding.

The PRC laws require that dividends be paid only out of the net profit calculated according to the generally accepted accounting principles in the PRC, which differ from the generally accepted accounting principles in other jurisdictions. The PRC laws also require foreign-invested or domestic-funded enterprises to set aside part of their net profit as statutory reserves. These statutory reserves are not available for distribution as cash dividends. As a result, our ability to pay dividends will be restricted by the prevailing PRC laws.

In addition, we are incorporated in Delaware and hold interests in our subsidiaries in the PRC through Success Million International Limited, a Hong Kong incorporated company. Under the EIT Law, if a foreign entity is deemed to be a “non-resident enterprise” as defined under the EIT Law and its Implementation Rules and (i) it has no establishment or premise in the PRC, or (ii) it has an establishment or premise in the PRC, but its income sourced within the PRC has no real connection with such establishment or premise, a withholding tax at the rate of 10% will be applicable to any dividends for earnings of its PRC subsidiaries accumulated since January 1, 2008 payable to the foreign entity, unless it is entitled to reduction or elimination of such tax, including by tax treaties or agreements. According to the double taxation avoidance arrangement between the PRC and Hong Kong, dividends paid by a foreign-invested enterprise, such as Beijing Telestone, in the PRC to its shareholder(s) incorporated in Hong Kong, such as Success Million International Limited, may be subject to withholding tax at a rate of 5% if the Hong Kong company directly holds 25% or more interest in the PRC enterprise. Under Circular 124 issued by the SAT on August 24, 2009 and effective on October 1, 2009, a non-resident enterprise needs to obtain approval from the competent local branch of the SAT in order to enjoy the preferential withholding tax rate on dividends under tax treaties. In addition, the SAT issued Circular 601 on October 27, 2009, which addresses which entities are treated as “beneficial owners” eligible for tax benefits under the tax treaties on dividends, interest and royalties. According to Circular 601, the PRC tax authorities must evaluate whether an applicant (income recipient) qualifies as a “beneficial owner” on a case-by-case basis based on the “substance over form” principle. It is possible, based on these principles, that the PRC tax authorities would not consider our Hong Kong subsidiary Success Million International Limited as the “beneficial owner” of any dividends paid from our PRC subsidiary Beijing Telestone and thus would deny the claim for the reduced rate of withholding tax. Under the current PRC tax law, this would result in dividends from Beijing Telestone to Success Million International Limited being subject to PRC withholding tax at a 10% rate instead of a 5% rate. This would negatively impact us and it would impact our ability to receive more net dividends.

Gains on the sales of our Shares by foreign investors and dividends on our Shares payable to foreign investors may become subject to PRC income taxes

Under the EIT Law and its Implementation Rules, any gain realized by “non-resident enterprises” is subject to 10% withholding tax to the extent such gain is sourced within the PRC and (i) such “nonresident enterprise” has no establishment or premise in the PRC, or (ii) it has an establishment or premise in the PRC, but its income sourced within the PRC has no real connection with such establishment or premise, unless otherwise exempted or reduced by tax treaties. The EIT Law and its Implementation Rules are relatively new and ambiguities exist with respect to the interpretation of the provisions relating to identification of PRC-sourced income. If we are recognized as a PRC resident enterprise under the EIT Law by the PRC tax authorities, we may be required to withhold PRC income tax on capital gains realized from sales of our Shares by and dividends distributed to our shareholders that are “non-resident enterprises,” as such income may be regarded as income from “sources within the PRC.” In such case, our foreign shareholders that are “non-resident enterprises” may become subject to a 10% withholding income tax under the EIT Law, unless any such foreign shareholder is qualified for a preferential withholding rate or tax exemption under a tax treaty or tax law.

Failure to comply with the SAFE regulations relating to the establishment of offshore special purpose companies by PRC residents may adversely affect our business operations.

In October 2005, SAFE issued a circular concerning foreign exchange regulations on investments by PRC residents in China through special purpose companies incorporated overseas, or the SAFE Circular No 75. The circular states that, if PRC residents use assets or equity interests in their domestic entities as capital contribution to establish offshore companies or inject assets or equity interests of their PRC entities into offshore companies to raise capital overseas, such PRC residents must register with local SAFE branches with respect to their overseas investments in offshore companies and must also file amendments to their registrations if their offshore companies experience material events, such as changes in share capital, share transfer, mergers and acquisitions, spin-off transactions or use of assets in China to guarantee offshore obligations. The SAFE subsequently issued relevant guidance with respect to the operational process for the SAFE registration under the SAFE Circular No. 75, which standardized more specific and stringent supervision on the registration relating to the SAFE Circular No. 75 and imposed obligations on onshore subsidiaries of overseas special purpose companies to coordinate with and supervise the beneficial owners of such overseas special purpose companies who are PRC residents to complete the SAFE registration process. Mr. Han Daqing, a PRC resident and one of the beneficial owners of the Company, has not completed the relevant registration procedures pursuant to the SAFE Circular No. 75. Failure of our beneficial owners who are PRC residents to make their SAFE registrations or timely amend their SAFE registrations pursuant to the SAFE Circular No. 75 may subject the beneficial owners or our PRC subsidiaries to fines and legal sanctions, limit our PRC subsidiaries’ ability to distribute dividends, repay foreign loans or make other outbound payments, limit our ability to make capital contributions, or foreign exchange-denominated loans to our PRC subsidiaries or other inbound payments or otherwise adversely affect our business operations.

Failure to comply with PRC regulations in respect of the registration of our PRC citizen employees’ shares or share options may subject such employees or us to fines and legal or administrative sanctions.

Pursuant to the Implementation Rules of the Administration Measure for Individual Foreign Exchange issued by SAFE on January 5, 2007 and Operation Rules on the Foreign Exchange Administration of the Participation of Domestic Individuals in Overseas Listed Companies’ Employee Stock Ownership Plans and Share Option Schemes issued by SAFE on March 28, 2007, PRC citizens who are granted shares or share options by an overseas listed company under its employee share option or share incentive plan are required, through the PRC subsidiary of such overseas listed company or other qualified PRC agents, to register with SAFE and complete certain other procedures related to the share option or other share incentive plan. Foreign exchange income from the sale of shares or dividends distributed by the overseas listed company may be remitted into a foreign currency account of such PRC citizen or be exchange into RMB. In addition, the overseas listed company or its PRC subsidiary or other qualified PRC agent is required to appoint an asset manager or administrator, appoint a custodian bank and open dedicated foreign currency accounts to handle transactions relating to the share option scheme or other share incentive plan. Our Company and its PRC citizen employees who will be granted share options will be subject to these rules. If our Company or our PRC citizen employees fail to comply with these rules in the future, our Company or our PRC citizen employees may be subject to fines and other legal or administrative sanctions, which could have a material adverse effect on our business and results of operations.

PRC laws and regulations governing our businesses and the validity of certain of our contractual arrangements are uncertain. If we are found to be in violation of such PRC laws and regulations, we could be subject to sanctions. In addition, changes in such PRC laws and regulations may materially and adversely affect our business.

Various regulations in China currently restrict or prevent foreign-invested entities from engaging in certain sectors. Because of these restrictions, certain of our operations in the PRC, namely the wireless telecommunication networking and system integration businesses, are conducted through our VIE, BTWTC, a PRC company that is owned by PRC citizens, but which is effectively controlled by our subsidiary, Beijing Telestone, through a series of contractual arrangements.

A circular issued by the Ministry of Industry and Information Technology (“MIIT”) in July 2006, or the MIIT circular, reiterated the regulations on foreign investment in telecommunications businesses. Under this circular, a domestic company that holds a license to conduct any value-added telecommunications business in China, is prohibited from leasing, transferring or selling the license to foreign investors in any form, and from providing any assistance, including providing resources, sites or facilities, to foreign investors to conduct value-added telecommunications businesses illegally in China. In addition, all value-added telecommunications service providers are required to maintain network and information security in accordance with the standards set forth under relevant PRC regulations. Due to a lack of interpretative materials from the regulators, it is uncertain whether MIIT would consider our corporate structures and contractual arrangements as a kind of foreign investment in telecommunication services. Therefore, it is unclear what impact this circular will have on us or the other Chinese telecommunications companies that have adopted the same or similar corporate structures and there are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our contractual arrangements with our VIE, BTWTC, and its shareholders. In addition, new laws and regulations that affect our existing and proposed future businesses may also be applied retroactively. Therefore, we cannot assure you that these contractual arrangements would not be found in violation of any current or future PRC laws or regulation. If we are found to be in violation of any existing or future PRC laws or regulations, including the MIIT circular, the relevant regulatory authorities would have broad discretion in dealing with such violation, including levying fines, confiscating our income, revoking BTWTC’s business or operating licenses, requiring us to restructure the relevant ownership structure or operations, and requiring us to discontinue all or any portion of our operations, or taking other regulatory or enforcement actions against us that could be harmful to our business. Any of these actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

We rely on contractual arrangements with our VIE and its subsidiaries and its shareholders for certain of our China based operations, which may not be as effective in providing operational control as direct ownership, or as effective in enabling us to derive economic benefits as through ownership of a controlling equity interest.

We rely on contractual arrangements with our VIE and its shareholders to operate our businesses. These contractual arrangements may not be as effective in providing us with control over our VIE as direct ownership. If we had direct ownership of these entities, we would be able to exercise our rights as a shareholder to effect changes in the boards of directors of our VIE, which in turn could effect changes, subject to any applicable fiduciary obligations, at the management level. However, if our VIE or its shareholders fails to perform its or his respective obligations under these contractual arrangements, we may not be able to enforce the relevant agreements if the agreements are ruled in violation of the PRC laws as mentioned above. We may have to incur substantial costs and resources to enforce them, and seek legal remedies under PRC law, including specific performance or injunctive relief, and claiming damages, which may not be effective. Accordingly, it may be difficult for us to change our corporate structure or to bring claims against our VIE if it does not perform its obligations under its contracts with us.

Many of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through either arbitration or litigation in the PRC. Accordingly, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements. In the event we are unable to enforce these contractual arrangements, we may not be able to exert effective control over our VIE, and our ability to conduct our business may be negatively affected.

The beneficial owners of Beijing Telestone Wireless Telecommunications Company Limited may have potential conflicts of interest with us.

Conflicts of interests between the beneficial owners of our VIE and our company may arise. We cannot assure you that when conflicts of interest arise, any or all of these individuals will act in the best interests of our company or that any conflict of interest will be resolved in our favor. In addition, these individuals may breach or cause our VIE to breach or refuse to renew the existing contractual arrangements, which will have a material adverse effect on our ability to effectively control our VIE and receive economic benefits from it. If we cannot resolve any conflicts of interest or disputes between us and the beneficial owners of our VIE, we would have to rely on legal proceedings, the outcome of which would be uncertain and which could be disruptive to our business.

A significant part of our revenues are generated through our VIE, and we rely on payments made by our VIE to Beijing Telestone, our subsidiary, pursuant to contractual arrangements to transfer any such revenues. Any restriction on such payments and any increase in the amount of PRC taxes applicable to such payments may materially and adversely affect our business and our ability to pay dividends to our shareholders.

We conduct substantially all of our operations through BTWTC, our VIE, which generates a significant part of our revenues. As our VIE is not owned by our subsidiaries, it is not able to make dividend payments to our subsidiaries. Instead, Beijing Telestone, our subsidiary in China, entered into a number of contracts with our VIE pursuant to which our VIE pays  Beijing Telestone, Ltd. for certain services. However, depending on the nature of services provided, certain of these payments are subject to PRC taxes at different rates, including business taxes and VATs, which effectively reduce the amount that Beijing Telestone, Ltd. receives from our VIE. We cannot assure you that the PRC government will not impose restrictions on such payments or change the tax rates applicable to such payments. Any such restrictions on such payment or increases in the applicable tax rates may materially and adversely affect our ability to receive payments from our VIE or the amount of such payments, and may in turn materially and adversely affect our business, our net income and our ability to pay dividends to our shareholders.

We have not yet completed registration our pledge rights over the equity interests of BTWTC held by its shareholders. We cannot guarantee that no third-party will be able to register its right before we complete the registration. Such third-party registration may result in inadequate protection of our rights against any third-party to whom the shareholders might re-pledge their equity interests.

Our contractual arrangements with BTWTC include equity pledge agreement pursuant to which the shareholders of BTWTC have pledged their equity interests in BTWTC to Beijing Telestone as security for the performance of BTWTC’s obligations under the Exclusive Business Cooperation Agreement. We intend to register the pledge rights with the relevant local administration for industry and commerce. According to the Property Rights Law, which became effective on October 1, 2007, after the effective date of our equity pledge agreements, pledge rights for a pledge of equity are created at the time of registration of the pledge with the relevant administration for industry and commerce. While the aforesaid equity pledge agreement were legally binding and valid under the then-applicable PRC laws and regulations when such agreements were entered into, currently it is unclear whether the Property Rights Law would have retroactive effect, due to the lack of relevant interpretation and implementation of such law. We may need to register our existing pledges with the relevant administration for industry and commerce, if so required by the future interpretation and implementation and plan to do so in the near future, before any bona fide third party could register its pledge rights in order to protect our pledge rights against any third party to whom the shareholders might re-pledge their equity interests. Although we are in the process of registering our equity pledge, we cannot assure you that we will be able to have our equity pledge registration processed by the relevant administration for industry and commerce before any third party would be able to complete the registration.

SAFE rules and regulations may limit our ability to transfer the net proceeds from any offering of securities to our VIE in the PRC, which may adversely affect the business expansion of the VIE, and we may not be able to convert the net proceeds from any offering into RMB to invest in or acquire any other PRC companies, or establish other affiliates in the PRC.

On August 29, 2008, SAFE promulgated Circular 142, a notice regulating the conversion by a foreign-invested company of foreign currency into Renminbi by restricting how the converted Renminbi may be used. The notice requires that the registered capital of a foreign-invested company settled in Renminbi converted from foreign currencies may only be used for purposes within the business scope approved by the applicable governmental authority and may not be used for equity investments within the PRC. In addition, SAFE strengthened its oversight of the flow and use of the registered capital of a foreign-invested company settled in Renminbi converted from foreign currencies. The use of such Renminbi capital may not be changed without SAFE’s approval, and may not in any case be used to repay Renminbi loans if the proceeds of such loans have not been used. Violations of Circular 142 will result in severe penalties, such as heavy fines. As a result, Circular 142 may significantly limit our ability to transfer the net proceeds from any securities offering to our VIE through our subsidiary in the PRC, which may adversely affect the business expansion of our VIE, and we may not be able to convert the net proceeds from any securities offering into Renminbi to invest in or acquire any other PRC companies, or establish other VIEs in the PRC.

Our primary source of funds for dividends and other distributions from our operating subsidiary in China is subject to various legal and contractual restrictions and uncertainties, and our ability to pay dividends or make other distributions to our shareholders is negatively affected by those restrictions and uncertainties.

Current PRC regulations permit our PRC subsidiaries to pay dividends to us only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. However, our PRC subsidiaries are required under PRC laws and regulations to allocate a portion of their annual after-tax profits, if any, to certain statutory reserves and funds prior to declaring and remitting dividends. For example, our PRC subsidiaries are required to allocate at least 10% of their after-tax profits to statutory reserves until such reserves reach 50% of their respective registered capital. Allocations to these statutory reserves and funds can be used only for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. As a result, our PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to us.

The payment for our acquisition of Beijing Telestone Technologies Co., Ltd. may be challenged by PRC regulators.

We acquired all of the shares of Beijing Telestone Technologies Co., Ltd. (“Beijing Telestone”) in 2004 through SMI by paying the sellers shares of the Company. According to the then effective PRC regulations, using shares as payment for the acquisition of a PRC domestic company should be approved by SAFE or its local branch. We have not applied to and obtained SAFE's approval for the payment of our acquisition of Beijing Telestone. Although the PRC law does not provide any explicit legal consequences for such a non-compliance act and such non-compliance act has not been challenged by SAFE or any other authorities so far, we cannot assure you that it will not be challenged by SAFE or any other authorities in the future.  If the legality of the payment of consideration for the acquisition was challenged by SAFE or any other authorities, it may impose fines and legal sanctions on us or restrict our foreign exchange activities.  In that case, our business, financial condition and results of operations may be adversely affected.

The fluctuation of the Renminbi may materially and adversely affect your investment.

The value of the Renminbi is subject to changes in PRC government policies and depends to a large extent on China’s domestic and international economic, financial and political developments, as well as the currency’s supply and demand in the local market. For over a decade from 1994, the conversion of Renminbi into foreign currencies, including the U.S. Dollar, was based on exchange rates set and published daily by the People’s Bank of China, the PRC central bank. The official exchange rate for the conversion of Renminbi into U.S. Dollars remained stable until Renminbi was revalued in July 2005 and allowed to fluctuate by reference to a basket of foreign currencies, including the U.S. Dollar. Under the new policy, Renminbi was to be permitted to fluctuate within a band against a basket of foreign currencies. As a result, as of March 24, 2011, the Renminbi has appreciated approximately 21% against the U.S. Dollar since July 2005. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy, which could result in a further and more significant appreciation in the value of Renminbi against the U.S. Dollar. Further revaluations of Renminbi against the U.S. Dollar may also occur in the future. Since our income and profits are denominated in Renminbi, any appreciation of Renminbi would increase the value of, and any dividends payable on, our shares in foreign currency terms. Conversely, any depreciation of Renminbi would decrease the value of, and any dividends payable on, our shares in foreign currency terms. In addition, we have U.S. Dollar-denominated bank deposits in our offshore bank account, which is subject to PRC foreign exchange control regulations and could not be exchanged into Renminbi freely, any appreciation of Renminbi could adversely affect the value of our U.S. Dollar-denominated bank deposits.

Any recurrence of severe acute respiratory syndrome, (“SARS”), or another widespread public health problem, could adversely affect our business and results of operations.

A renewed outbreak of influenza A (H1N1), avian flu, SARS or another widespread public health problem in the PRC, where all of our revenue is derived, and in Beijing where our operations are headquartered, could have a negative effect on our operations. Our operations may be impacted by a number of health-related factors, including the following:

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

RISKS RELATED TO OUR SHARES

The market price for our common stock is volatile.

The market price for our common stock is highly volatile and subject to wide fluctuations in response to factors including the following:

•	Actual or anticipated fluctuations in our quarterly operating results;

•	Announcements of new products and services by us or our competitors;

•	Changes in financial estimates by securities analysts;

•	Changes in the economic performance or market valuations of other companies providing similar products and services;

•	Announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Additions or departures of key personnel;

•	Potential litigation;

•	Conditions in the markets in which we operate; or

•	Weak liquidity.

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

A large portion of our common stock is held by a small number of stockholders. As of March 28, 2011, our directors and officers collectively owned approximately 27.25% of the company’s outstanding common stock. As a result, these stockholders are able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the market price of the common stock or prevent our stockholders from realizing a premium over the market prices for their shares of common stock. In addition, the occurrence of sales of a large number of shares of our common stock, or the perception that these sales could occur, may affect our stock price and could impair our ability to obtain capital through an offering of equity securities. Furthermore, the current ratios of ownership of our common stock reduce the public float and liquidity of our common stock which can in turn affect the market price of our common stock.

The limited prior public market and trading market may cause volatility in the market price of our common stock.

Our common stock is currently traded on the NASDAQ Global Select Market under the symbol “TSTC.” The quotation of our common stock on the NASDAQ Global Select Market does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus subject to volatility. In the absence of an active trading market:

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations. Under the 2008 amendments to Rule 144, a person who has beneficially owned restricted shares of our common stock or warrants for at least six months would be entitled to sell their securities provided that (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding, a sale and (ii) we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale.

Persons who have beneficially owned restricted shares of our common stock or warrants for at least six months but who are our affiliates at the time of, or at any time during the three months preceding, a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of either of the following:

•	1% of the total number of securities of the same class then outstanding; or

•	the average weekly trading volume of such securities during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale;

•	provided, in each case, that we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale; and

•	such sales both by affiliates and by non-affiliates must also comply with the manner of sale, current public information and notice provisions of Rule 144.

ITEM 1B:	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently occupy 50 offices, including one branch office in which we maintain certain ownership rights. The balance of our office space is leased by us under lease arrangements we deem to be satisfactory. In addition we lease 52 buildings used by us as warehouses and dormitories in the PRC and one building as our research and development center. We lease our headquarters, located at Floor 9 and Floor 10, Ruida Plaza, No. 74 Lugu Road, Shi Jingshan District, Beijing, PRC 100040, for $892,537 per year, pursuant to an operating lease that expires in August 2013.

ITEM 3.	LEGAL PROCEEDINGS

None

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The shares of our common stock are currently traded on the NASDAQ Global Select Market under the trading symbol “TSTC”. The shares of our common stock were traded on the American Stock Exchange (“AMEX”) from May 2005 to September 2006. In late September 2006, we were transferred from AMEX and our shares of common stock began trading on the NASDAQ Capital Market.

On January 30, 2007 the NASDAQ Stock Market approved Telestone’s transfer from its NASDAQ Capital Market listing to a NASDAQ Global Select Market listing. Our shares of common stock continue to trade under the trading symbol “TSTC”.

Holders. As of March 28, 2011, we had 210 holders of shares of common stock of record.

The following table sets forth the quarterly average high and low bid prices per share for the common stock for the past two years:

	Common Stock
Fiscal Year Ended December 31, 2010	High	Low
First Quarter	$24.14	$13.38
Second Quarter	$15.24	$8.44
Third Quarter	$14.29	$7.53
Fourth Quarter	$14.96	$9.36

	Common Stock
Fiscal Year Ended December 31, 2009	High	Low
First Quarter	$2.38	$0.92
Second Quarter	$4.60	$1.43
Third Quarter	$7.25	$3.66
Fourth Quarter	$21.67	$6.71

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

Securities Authorized for Issuance Under Equity Compensation Plans. As of the fiscal year ended December 31, 2010, we have no shares of our common stock or preferred stock that are issued under compensation plans approved by our security holders.

Outstanding Warrants. In February 2007, we sold in a private placement an aggregate of 133,888 warrants to purchase shares of our common stock to certain investors. The investor warrants are exercisable for a period of four years, beginning six months after the date of issuance until August 23, 2011 at an exercise price of $11.60 per share. The exercise price for the investor warrants is subject to an adjustment upon certain issuances by the Company of its common stock below the price per share paid by the investors; provided, however, that the exercise price may not be adjusted below $10.10 per share. The warrants certain cashless exercise feature. In addition, we issued our placement agent in connection with private placement a warrant to purchase 43,515 shares of our common stock. The agent warrant is on the same terms as the investor warrants. In January 2010, certain investors of the warrants and the agent exercised the warrants pursuant to the cashless exercise terms. During the year ended December 31, 2010, 80,000 shares of warrants were granted to a service provider as part of the cost of services. The 80,000 shares of warrants are accounted for as equity instruments issued in exchange for receipt of services. Costs are measured at the estimated fair value of the equity instruments issued on the completion date of the services. Currently, there are 165,666 such warrants outstanding.

ITEM 6.	SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading supplier of local-access-network solutions for communications networks in China. We design, engineer and sell RF-based local-access-network solutions for indoor and outdoor wireless coverage, IP-based products for internet access, and unified local access-network, or ULAN, solutions based on our Wireless and Fiber-Optics Distribution System, or WFDS™, technology. Our local access-network solutions integrate and enhance communication coverage and improve the signal quality of reception for wireless, internet, wireline, cable television and other end-user applications. These solutions are used in a variety of indoor and outdoor environments, such as hotels, residential estates, office buildings, airports, exhibition centers, underground stations, highways, tunnels and rural areas. As part of our comprehensive network solution, we provide professional services, including upfront system design, implementation and network maintenance. Our primary customers are China Mobile, China Unicom and China Telecom, or the “Big 3,” and commercial and residential property owners in China. We have 30 branches throughout China, six international sales offices and an international network of system integrator partners. We believe our solutions offer a compelling value proposition to our customers as our solutions offer lower costs of ownership and increase overall efficiency.

Since our establishment in 1997, we have maintained business relationships with China Mobile, China Unicom and China Telecom, who combined currently account for over 99% of our annual revenue. Although we expect customer concentration to decrease as we expand domestically and internationally outside of China, we also expect to increase our penetration within the Big 3 by leveraging our state-of-the-art technology solutions. WFDS™ currently is the only commercially available solution fully compatible with the service platforms of the Big 3 that offers voice, video, data, wireless LAN, FTTH, internet, digital cable TV networks and video surveillance. Due to our performance, cost savings to carriers, easy installation and minimal intrusion to property owners, we expect to continue to expand our market share within China.

In addition to China, we currently market to 29 countries, including Argentina, Bangladesh, Brazil, Canada, Colombia, Costa Rica, Ecuador, Hong Kong, Iceland, India, Indonesia, Ireland, Kazakhstan, Malaysia, Mexico, Mongolia, New Zealand, the Philippines, Russia, Saudi Arabia, Singapore, South Africa, South Korea, Thailand, Turkey, the United States, the United Arab Emirates, Ukraine, and Vietnam. Continuous expansion outside of China is one of our core strategies. We believe that the quality of our products and services will allow us to become increasingly competitive internationally.

In 2010, we experienced significant growth in revenue and net income. Our revenues and net income grew by 83.2% and 99%, respectively, compared to 2009.

Our RF traditional products remained our main product category in 2010 and accounted for 72.15% of revenues. We launched our WFDS™ platform in 2008, and the platform started to generate revenue in 2010. In 2010, we completed 316 WFDS™ installations, and WFDS™ contributed 27.85% of our revenues for the year. Our WFDS™ platform enables Telestone to diversify its customer base through the addition of non-telecom customers such as property owners and managers.

SIGNIFICANT ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 reflect the more significant judgments and estimates used in preparation of our financial statements. We believe there have been no material changes to our critical accounting policies and estimates for the year ended December 31, 2010 compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

Our operating results are presented on a consolidated basis for the fiscal year ended December 31, 2010, as compared to the fiscal year ended December 31, 2009.

For the year ended December 31, 2009 and 2010, a tabular summary of results of operations is as follows:

Item	2009		2010		Comparisons
	$'000	% of revenue	$'000	% of revenue	$'000%
Revenue	71,879		131,652		59,773	83.16%
Equipment and services costs	41,402	57.60%	72,768	55.27%	31,366	75.76%
Gross profit	30,477	42.40%	58,884	44.73%	28,408	93.21%
Sales and marketing expenses	10,607	14.76%	15,579	11.83%	4,972	46.87%
General and administrative expenses	1,999	2.78%	9,661	7.34%	7,662	383.29%
Research and development expenses	1,768	2.46%	2,052	1.56%	284	16.06%
Depreciation and Amortization	326	0.45%	350	0.27%	24	7.36%
Interest expenses	290	0.40%	761	0.58%	471	162.41%
Other income, net	405	0.56%	463	0.35%	58	14.32%
Net Income before income tax	15,892	22.11%	30,944	23.50%	15,052	94.71%
Income tax	3,354	4.67%	5,989	4.55%	2,635	78.56%
Net income	12,538	17.44%	24,955	18.96%	12,417	99.03%

We derive our revenues primarily from capital expenditures made by the PRC’s telecommunications carriers. Our operating revenues are composed of sales of wireless equipment and service sales that include system integration, engineering services, technical support, wireless network optimization and network maintenance.

Our consolidated net income increased by 99.03% for the year ended December 31, 2010, as compared to the prior fiscal year of 2009. The net profit margin was 18.96% for the year ended December 31, 2010, as compared to 17.44% in 2009. The 1.52% increase in net profit margin was mainly due to the increase in gross profit ratio from 42.4% in 2009 to 44.73% in 2010. As for the increase of the gross profit ratio, it was mainly due to the increase of the gross profit ratio from equipment sales, especially the sales of WFDS products.

Revenues

For the years ended December 31, 2009 and 2010, a tabular summary of our revenue is as follows:

	2009		2010		Growth
	$'000	% of revenue	$'000	% of revenue	$'000%
Equipment sales	30,162	41.96%	65,160	49.49%	34,998	116.03%
Service sales	41,717	58.04%	66,492	50.51%	24,775	59.39%
Total	71,879		131,652		59,773	83.16%

Our revenue for the year ended December 31, 2010 was $131,652,000, representing an increase of approximately 83.16% from the prior year of 2009. Product sales for the year ended December 31, 2010 were $65,160,000, representing an increase of 116.03% from the prior year of 2009. Service sales for the year ended December 31, 2010 was $66,492,000, representing an increase of 59.39% from the prior year of 2009. The increase in our product sales is primarily due to increasing demand for equipment from the customers of some of our branches, such as Inner Mongolia.

	2009		2010		Growth
	$’000	% of revenue	$’000	% of revenue	$’000%
China Mobile	32,634	45.40%	78,712	59.79%	46,078	141.20%
China Unicom	32,688	45.48%	37,448	28.44%	4,760	14.56%
China Telecom	5,324	7.41%	14,398	10.94%	9,074	170.44%
Others	470	0.65%	596	0.45%	126	26.81%
Overseas	763	1.06%	498	0.38%	-265	-34.73%
Total	71,879		131,652		59,743	83.16%

Revenues from the wireless telecom carriers were the Company’s major source of revenue during the year ended December 31, 2010, and the majority of such revenues were generated from China Mobile and China Unicom.

For the year ended December 31, 2010, our revenues generated from China Mobile accounted for 59.79% of our total revenue in 2010, representing an increase of 141.20% compared to that of last year. The increased revenue from China Mobile were mainly attributable to the increased demand from China Mobile in Bejing, Inner Mongolia, Shandong Province and other provinces.

Our revenue generated from China Unicom accounted for 28.44% of total revenue in 2010, representing an increase of 14.56% compared to 2009.

Our revenue generated from China Telecom accounted for 10.94% of our total revenue in 2010, representing an increase of 170.44% compared to 2009. The increased revenues from China Telecom were mainly attributable to China Telecom’s increasing investment in 3G technology.

	2009		2010		Growth
	$’000	% of revenue	$'000	% of revenue	$'000	%
RF traditional products	70,441	98.00%	94,987	72.15%	24,546	34.85%
WFDS™ products	1,438	2.00%	36,665	27.85%	35,227	2,449.72%
Total	71,879	100%	131,652	100%	59,773	83.16%

The promotion of our competitive WFDS™ product has brought several achievements in 2010, representing an increase in sales of 2,449.72%, compared to that of 2009. Our WFDS™ product has also made a significant contribution to our overall revenue growth, with WFDS™ solutions contributing 27.85% of revenues in 2010.

Gross profit

Our gross profit on product sales and sales was $58,884,000 in 2010, representing an increase of 93.21% as compared to $30,477,000 in 2009.
For the years ended December 31, 2009 and 2010, a tabular summary of our gross profit is presented below:

	2009		2010		Growth
	$’000	% of revenue	$'000	% of revenue	$'000%
Revenue	71,879		131,652		59,773	83.16%
Equipment and services costs	41,402	57.60%	72,768	55.27%	31,366	75.76%
Gross profit	30,477	42.40%	58,884	44.73%	28,407	93.21%

During 2010, our gross profit increased due to an increase in revenues.

Equipment and service costs. Equipment and service costs were approximately $72,768,000 or 55.27% of revenue for the year ended December 31, 2010, as compared to $41,402,000, or 57.6% of revenue for 2009. For the year ended December 31, 2010, our equipment and services costs increased by 75.76%, compared to 2009.

Gross profit ratio. Our gross profit ratio was 44.73% in 2010, as compared to 42.40% in 2009. Our gross profit ratio increased as compared with the prior year of 2009 because of the increase in gross profit ratio of equipment sales from 34.70% in 2009 to 43.99% in 2010.  The increase in gross profit ratio of equipment sales was due to the increase in sales of higher margin products, WFDS™, and the increase in sales to higher margin areas such as Inner Mongolia.

Operating expenses

	2009		2010		Growth
	$’000	% of revenue	$'000	% of revenue	$'000%
Sales and Marketing expenses	10,607	14.76%	15,579	11.83%	4,972	46.87%
General and Administrative expenses	1,999	2.78%	9,661	7.34%	7,662	383.29%
Research and Development expenses	1,768	2.46%	2,052	1.56%	284	16.06%
Depreciation and Amortization	326	0.45%	350	0.27%	24	7.36%
Total	14,700	20.45%	27,642	21.00%	12,942	88.04%

Compared with 2009, there was an increase in operating expenses of 88.04% in 2010. The percentage of operating expenses to revenues in 2010 was 21.00%, which is similar to 2009.

Sales and Marketing expenses. Sales and marketing expenses were approximately $15,579,000 or 11.83% of our revenue for the year ended December 31, 2010 and were $10,607,000, or 14.76% of our revenue for the year ended December 31, 2009. The increase in sales and marketing expenses was in line with sales, but to a lesser extent because certain expenses are relatively fixed in nature and we have already built up relationships with our customers in previous years so certain expenses did not increase to the same extent as sales.

General and Administrative expenses. General and administrative expenses were $9,661,000 or 7.34% of our revenue for the year ended December 31, 2010, as compared to $1,999,000 or 2.78% of revenue for 2009.The increase was mainly due to the stock-based compensation expense of $4,325,000 and an additional provision for bad debts of $1,689,000 recognized in 2010.

Research and Development expenses. Research and development expenses were $2,052,000 or 1.56% of revenues for the year ended December 31, 2010, as compared to $1,768,000, or 2.46% of revenues in 2009.

Interest expense

	2009		2010		Growth
	$’000	% of revenue	$'000	% of revenue	$'000%
Interest expense	290	0.40%	761	0.58%	471	162.41%

The increase of the interest expense in 2010 was due to more interest having been paid on short-term loans. The Company’s short-term loans were $9,846,000, as compared to $5,850,000 for 2009, an increase of 68.31%.

Liquidity and Capital Resources

We generally finance our operations from cash flow generated internally and short-term bank loans. As of December 31, 2010, we had current assets of $232,026,000. Our current assets were comprised of: inventories of $3,123,000, accounts receivable of $192,487,000, prepayments of $1,748,000, other current assets of $1,630,000, receivables due from related parties of $2,018,000, and cash and cash equivalents of $31,020,000. Current liabilities were comprised of: accounts payable of $40,685,000, tax payables of $13,760,000, short-term loans of $9,846,000, customer deposits for sales of equipment of $2,089,000, amounts due to related parties of $3,977,000 and other payables and accruals of $52,031,000.

Our net cash used in operating activities was $252,000 for the year ended December 31, 2010. At December 31, 2010, cash and cash equivalents were $31,020,000. Current assets were $232,026,000 and current liabilities were $122,388,000, reflecting a current ratio (current assets/current liabilities) of 1.90:1.

Our trading terms with our customers are mainly on credit. The accounts receivable turnover period for the year ended December 31, 2010 was 355 days, compared to 358 days for the year ended December 31, 2009. Inventory turnover period for the year ended December 31, 2010 was 37 days, compared to 114 days in 2009.

We experience a longer accounts receivable turnover period than some of our competitors. This is due to traditionally long payment periods from China’s state-controlled telecom carriers. As our major customers, China Mobile, China Unicom, and China Telecom, are state-owned and we have not experienced any significant bad debt expense from them in the past, Telestone continues to believe that all of our outstanding accounts receivables from them will be paid.

Our inventory turnover period decreased for the year ended December 31, 2010 as compared to the year ended December 31, 2009 due to internal improvements in our inventory control measures.

As of December 31, 2010, our cash and bank balances are mainly denominated in RMB and U.S. Dollars, while our bank borrowings are mainly denominated in RMB. Our revenue, expenses, assets and liabilities are mainly denominated in RMB and U.S. Dollars.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. Our long credit period arises because our major customers are the three major players in the China telecom market (“China Mobile”, “China Unicom” and “China Telecom”). Due to their virtual monopoly in China’s telecom market, we are at a disadvantage in negotiations regarding payments and credit periods. However the “Big 3” telecom carriers are state-owned and recognized as “blue-chip” customers. The Big 3 China telecom carriers are our major customers, and 99% of the revenues of 2010 came from them, thus our accounts receivable are a function of our business model. Once a contract is signed, we receive 60-70% of the contract value within 4-9 months, another 20-30% in 9-12 months, and the remainder in 12-24 months.

As of December 31, 2010, our accounts receivables were $192,487,000, whereas as of December 31, 2009, our accounts receivables were $89,005,000.

We have made attempts to adequately address accounts receivable turnover problems and have made efforts to shorten the collection period. Our WFDS™ projects generally have about 180 DSOs, since they follow a different business model and serve a different customer base. As WFDS™ increases as a percentage of total revenues, we expect our DSOs to fall even further.

Major Milestones in 2009 and 2010

Telestone's WFDS™ Technology was approved by the China State Council in January 2010 – As an innovative local access-network solution provider, we are uniquely positioned to benefit from various Chinese government-sponsored initiatives. In addition, we maintain good relations with the Ministry of Science and Technology, the Ministry of Industry and Information Technology, the Beijing municipal government and the Administrative Committee of Z-Park. These relationships provide us with timely information regarding opportunities to receive financing support, research and development reimbursements, and tax incentives, thereby enabling us to plan our activities in a timely manner. We intend to leverage our existing government support to build our technology leadership position and to continue to pioneer industry firsts.

WFDS™ Technology Enters the U.S. Market – In August 2010, we signed our first WFDS™ agreement in the U.S. market to install a WFDS™ solution at the Memorial Hermann Hospital Headquarters in Houston, Texas, which subsequently was successfully completed. This successful deployment represents a major milestone for Telestone in marketing its technology in international markets. We believe that the success of the project and high level of customer satisfaction can help us expand in additional North American and South American markets. It is also significant that this project was deployed for a non-carrier customer, which diversifies Telestone’s customer base from its traditional telecom-carrier customers.

WFDS™ Wins China Mobile Wi-Fi Contract in Inner Mongolia – In April 2010, we received a China mobile Wi-Fi contract of $8.0 million in Inner Mongolia for our WFDS™ technology. We began preliminary onsite installations in May 2010 to provide high-speed Wi-Fi internet access through five sub-provinces of Inner Mongolia by October 2010.

Four New Offices Opened – In April 2010, we announced that we opened four new branch offices in Zhejiang, Ningxia, Qinghai and Anhui provinces as a result of rapid growth of sales in these high-growth provinces.

RMB300,000,000 Credit Line from Bank of Beijing – In October 2010, Telestone received a line of credit for RMB 300,000,000 (US$43,000,000) from Bank of Beijing.

Completion of $18.9 Million Share Offering – In November 2010, Telestone completed a follow-on share offering, offering 1.675 million shares for proceeds of $18.9 million. The majority of the offering — $12 million — is earmarked for a new manufacturing, R&D, and training facility in Hebei province.

Record Revenues and Earnings – In October 2010, Telestone generated record revenue of $131.6 million, which grew 83.2% versus the prior year. Net income was also a record $25.0 million, a 99% increase over 2009.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements.

Contingent Liabilities

We recognize our revenue upon the completion of contracts and have made full tax provision in accordance with relevant national and local laws and regulations of the PRC. A contract is considered completed upon completion of all essential contract work and when installation has been accepted by the customer. It is the common practice in the PRC that invoices are not issued to customers until payments are received. We follow the practice of reporting our revenue for PRC tax purposes when invoices are issued. All unbilled revenue will become taxable when invoices are issued. Despite the fact that we have made full tax provision in our financial statements, we may be subject to surcharge and penalty for the deferred reporting of tax obligations. The Board of Directors considers it is unlikely that the tax surcharge and penalty will be imposed.

Remuneration Policies

We offer competitive remuneration schemes to our employees based on industry practices as well as the employees and the company’s performance.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.	FINANCIAL STATEMENTS

Telestone Technologies Corporation

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Telestone Technologies Corporation

We have audited the accompanying consolidated balance sheets of Telestone Technologies Corporation and its subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations and other comprehensive income, changes in stockholders’ equity and cash flows for each of the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Mazars CPA Limited
Certified Public Accountants
Hong Kong
March 29, 2011

Telestone Technologies Corporation

Consolidated Statements of Operations and Other Comprehensive Income
Years ended December 31, 2010 and 2009

		Years ended December 31,
		2010	2009
	Note	US$’000	US$’000
Operating revenues:
Net sales of equipment		65,160	30,162
Service income		66,492	41,717

Total operating revenues		131,652	71,879

Cost of operating revenues:
Cost of net sales		36,494	19,697
Cost of service		36,274	21,705

Total cost of operating revenues		72,768	41,402

Gross income		58,884	30,477

Operating expenses:
Sales and marketing		15,579	10,607
General and administrative		9,661	1,999
Research and development		2,052	1,768
Depreciation and amortization		350	326

Total operating expenses		27,642	14,700

Operating income		31,242	15,777

Interest expense		(761)	(290)
Other income, net		463	405

Income before income taxes		30,944	15,892

Income taxes	11	(5,989)	(3,354)

Net income		24,955	12,538

Other comprehensive income
Foreign currency translation adjustment		2,755	109

Total comprehensive income		27,710	12,647

Earnings per share:	3

Weighted average number of common stock outstanding
Basic		10,692,440	10,404,550
Effect of dilutive warrants and stock options		11,022	-

Diluted		10,703,462	10,404,550

Net income per share of common stock		US$	US$

Basic		2.33	1.21

Diluted		2.33	1.21

The accompanying notes are an integral part of these consolidated financial statements.

Telestone Technologies Corporation

Consolidated Balance Sheets
As of December 31, 2010 and 2009

		As of December 31,
		2010	2009
	Note	US$’000	US$’000
ASSETS

Current assets:
Cash and cash equivalents		31,020	11,233
Accounts receivable, net of allowance	5	192,487	89,005
Due from related parties	15	2,018	1,963
Inventories, net of allowance	10	3,123	4,442
Prepayment		1,748	1,223
Other current assets		1,630	4,574

Total current assets		232,026	112,440

Goodwill	6	3,119	3,119
Property, plant and equipment, net	7	1,565	1,181
Lease prepayments, net	8	2,528	-

		7,212	4,300

Total assets		239,238	116,740

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term bank loans	9, 15	9,846	5,850
Accounts payable – Trade		40,685	15,678
Customer deposits for sales of equipment		2,089	1,582
Due to related parties	15	3,977	4,947
Income tax payable		13,760	7,132
Accrued expenses and other accrued liabilities		52,031	16,473

Total current liabilities		122,388	51,662

Commitments and contingencies	16

Stockholders’ equity:
Preferred stock, US$0.001 par value, 10,000,000 shares authorized, no shares issued
Common stock and paid-in-capital, US$0.001 par value: Authorized – 100,000,000 shares as of December 31, 2010 and 2009
Issued and outstanding – 12,233,264 and 10,404,550 shares as of December 31, 2010 and 2009 respectively	13	12	11
Additional paid-in capital		43,050	18,989
Dedicated reserves	14	5,115	4,807
Other comprehensive income		8,437	5,682
Retained earnings		60,236	35,589

Total stockholders’ equity		116,850	65,078

Total liabilities and stockholders’ equity		239,238	116,740

The accompanying notes are an integral part of these consolidated financial statements.

Telestone Technologies Corporation

Consolidated Statements of Changes in Stockholders’ Equity
Years ended December 31, 2010 and 2009

	Common stock issued
	Number of shares	Amount	Additional paid-in capital	Dedicated reserves	Other compre- hensive income	Retained earnings	Total
		US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Balance at January 1, 2009	10,404,550	11	18,989	3,787	5,573	24,071	52,431
Net income	-	-	-	-	-	12,538	12,538
Foreign currency translation adjustment	-	-	-	-	109	-	109
Transfer to dedicated reserves	-	-	-	1,020	-	(1,020)	-

Balance at December 31, 2009	10,404,550	11	18,989	4,807	5,682	35,589	65,078

Balance at January 1, 2010	10,404,550	11	18,989	4,807	5,682	35,589	65,078
Common stock issued for cash	1,675,000	1	18,881	-	-	-	18,882
Stock-based compensation (note 18)
- Employees	110,000	-	4,325	-	-	-	4,325
- Non-employee	-	-	855	-	-	-	855
Cashless exercise of warrant (note 13)	43,714	-	-	-	-	-	-
Net income	-	-	-	-	-	24,955	24,955
Foreign currency translation adjustment	-	-	-	-	2,755	-	2,755
Transfer to dedicated reserves	-	-	-	308	-	(308)	-

Balance at December 31, 2010	12,233,264	12	43,050	5,115	8,437	60,236	116,850

The accompanying notes are an integral part of these consolidated financial statements.

Telestone Technologies Corporation

Consolidated Statements of Cash Flows
Years ended December 31, 2010 and 2009

	Years ended December 31,
	2010	2009
	US$’000	US$’000
Cash flows (used in) from operating activities
Net income	24,955	12,538
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	350	326
Allowance for doubtful accounts	1,689	408
Allowance for inventories	-	436
Stock-based compensation	5,180	-
Loss on disposal of property, plant and equipment, net	1	-
Changes in assets and liabilities:
Accounts receivable	(101,996)	(27,123)
Inventories	1,477	2,978
Due from related parties	-	(133)
Prepayment	(482)	1,128
Other current assets	3,204	(3,213)
Accounts payable	24,448	3,866
Due to related parties	(1,099)	3,264
Customer deposits for sales of equipment	451	840
Income tax payable	6,374	310
Accrued expenses and other accrued liabilities	35,196	5,240

Net cash (used in) provided by operating activities	(252)	865

Cash flows used in investing activities
Purchase of property, plant and equipment	(654)	(414)
Additions of long-term land lease prepayments	(2,580)	-
Proceeds from disposal of property, plant and equipment	4	-

Net cash used in investing activities	(3,230)	(414)

Cash flows from financing activities
Issuance of common stock, net of issue costs	18,882	-
Proceeds from short-term bank loans	9,846	5,850
Repayment of short-term bank loans	(5,850)	(2,953)

Net cash provided by financing activities	22,878	2,897

Net increase in cash and cash equivalents	19,396	3,348

Cash and cash equivalents, beginning of year	11,233	7,866
Effect on exchange rate changes	391	19

Cash and cash equivalents, end of year	31,020	11,233

Supplemental disclosure of cash flow information
Interest received	130	32
Interest paid	(398)	(150)
Income tax paid	(234)	(3,010)

The accompanying notes are an integral part of these consolidated financial statements.

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2010 and 2009

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

Beijing Telestone Wireless Telecommunication Company Limited (“BTWTC”)(note), a company established in Beijing, the PRC with tenure of 20 years from June 17, 2005 to June 16, 2025 for provision of wireless telecommunication networking and system integration services, is owned by certain key management personnel of the Company (the “Owners”).  Contractual agreements have been entered into between the Owners, BTWTC and Beijing Telestone so as to give effect that Beijing Telestone is responsible for the operations, entitled to all profits and given authority to exercise the rights of Owners of BTWTC. Beijing Telestone does not hold the ownership interests in BTWTC directly because Beijing Telestone is considered as a foreign entity under the PRC laws. Due to the restrictions on foreign ownership to provide and engage in certain wireless telecommunication networking services in the PRC, Beijing Telestone, through loans to the Owners, established BTWTC with a view to conduct such operations without violating the relevant PRC rules and regulations.  As a result of the above contractual arrangement, Beijing Telestone has obtained control and interest over BTWTC.  Beijing Telestone is considered as the primary beneficiary of BTWTC and therefore BTWTC is considered as a variable interest entity (“VIE”) of Beijing Telestone so that the financial statements of BTWTC are consolidated into the financial statements of Beijing Telestone for all periods presented in accordance with ASC Topic 810 – Consolidation (ASC 810).

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

On October 8, 2007, BTWTC established a wholly-owned subsidiary company, Beijing Telestone Communication Technology Company Limited (“BTCTC”)(note) in Beijing, the PRC with operating period of 20 years until October 7, 2027. The principal activity of BTCTC is developing and managing the business operation of the Company outside the PRC.

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2010 and 2009

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

On December 14, 2009, Beijing Telestone established a wholly-owned subsidiary, Guan Telestone Telecommunication Technologies Company Limited (“Guan Telestone”)(note) in Guan, Hebei Province, the PRC with operating period of 20 years until December 13, 2029. Guan Telestone was inactive since its incorporation and management plans to develop a research and development center and a manufacturing plant of telecommunication equipment in Guan County through Guan Telestone. Currently, Guan Telestone holds a land use right in Guan County for future development.

In this report, TSTC, SMI, Beijing Telestone, BTWTC, Guolian, Pan-pacific, BTCTC and Guan Telestone are collectively referred to as the “Company”.

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

Revenue recognition
Net sales of equipment represent the contracted value of goods, net of value-added tax (“VAT”) and returns.  The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery occurs, equipment is received and accepted by the customer, the fee is fixed or determinable, and collectibility is probable.  Service revenue is recognized when the service is performed and accepted by the customer. The Company has a policy of including handling costs incurred for finished goods, which are not significant, in the sales and marketing expenses.

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

Notes to Consolidated Financial Statements
Years ended December 31, 2010 and 2009

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

Lease prepayments
Lease prepayments represent the cost of land use rights in the PRC. Land use rights are carried at cost and amortized on a straight-line basis over the period of the land use rights of 50 years.

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2010 and 2009

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
For translation of financial statements into the reporting currency, assets and liabilities are translated at the exchange rate at the balance sheet date, equity accounts are translated at historical exchange rates, and revenues, expenses, gains and losses are translated at the average rates of exchange prevailing during the period.  Translation adjustments, when material, resulting from this process are recorded in accumulated other comprehensive income within stockholders’ equity.

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
Years ended December 31, 2010 and 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Operating leases
Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Rental payables under operating leases are recognized as expenses on the straight-line basis over the lease term.

Allowance for doubtful accounts
Accounts receivable are stated at the amount billed to customers.  The Company recognizes an allowance for doubtful accounts to ensure trade and other receivables are not overstated due to uncollectibility. The Company’s estimate is based on a variety of factors, including historical collection experience, existing economic conditions and a review of the current status of the receivable. Accounts receivable are presented net of an allowance for doubtful accounts of US$7,863,000 and US$6,174,000 as of December 31, 2010 and 2009 respectively.

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

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2010 and 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In January 2011, the FASB issued ASU 2011-01, Receivables (Topic 310), Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in ASU No. 2010-20 (see above). The ASU delays the effective date of the disclosures about troubled debt restructuring the ASU 2010-20. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring and to issue its guidance on the topic currently anticipated for interim and annual periods after June 15, 2011. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2010 and 2009

3.	EARNINGS PER SHARE

The Company reports earnings per share in accordance with ASC Topic 260 – Earnings Per Share (ASC 260). ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented.

Diluted earnings per share is computed based on net income attributable to stockholders and the weighted average number of shares of common stock outstanding during each period presented, adjusted for the effect of the dilutive common stock equivalents outstanding during the periods presented.

The dilutive effect of warrants and stock options to purchase common stock outstanding during the years ended December 31, 2010 and 2009 is reflected in the calculation of diluted earnings per share by applying the treasury stock method. Any anti-dilutive effect of the warrants and stock options is excluded from calculation of the earnings per share.

For the year ended December 31, 2010, 135,666 shares of warrants are dilutive and included in the weighted-average number of common stock outstanding for calculation of diluted earnings per share. 30,000 shares of warrants and 601,663 shares of stock options are anti-dilutive. Details of the anti-dilutive warrants, described as Common Stock Purchase Warrant No.0001, and stock options are described in note 13(iv) and note 17 respectively.

For the year ended December 31, 2009, all warrants outstanding are anti-dilutive, so there is no dilutive effect of warrants in the calculation of diluted earnings per share.

4.	OPERATING RISKS

(a)	Concentration of major customers and suppliers

	Years ended December 31,
	2010	2009
	US$’000	US$’000
Major customers with revenues of more than 10% of the Company’s sales
Sales to major customers	130,632	65,322
Percentage of sales	99%	90%
Number	3	2

Major suppliers with purchases of more than 10% of the Company’s purchases
Purchases from major suppliers	23,562	2,950
Percentage of purchases	67%	18%
Number	1	1

Accounts receivable related to the Company’s major customers comprised 98% and 91% of all account receivables as of December 31, 2010 and 2009 respectively.

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2010 and 2009

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

5.	ACCOUNTS RECEIVABLE

	As of December 31,
	2010	2009
	US$’000	US$’000

Completed contracts	181,649	89,835
Retentions	18,701	5,344

	200,350	95,179
Allowance for doubtful accounts	(7,863)	(6,174)

	192,487	89,005

Of the retention balance as of December 31, 2010 and 2009, approximately US$888,000 and US$903,000 respectively are due to be paid by the trade debtors after one year.

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2010 and 2009

6.	GOODWILL

Goodwill acquired in connection with the acquisition of Guolian and Pan-pacific by BTWTC on July 5, 2008 represented the excess of the purchase cost over the fair value of identifiable net assets acquired at acquisition date. Goodwill is tested at least annually for impairment in accordance with ASC Topic 350, Intangibles – Goodwill and Other.

7.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment is summarized as follows:

		As of December 31,
	Estimated useful life	2010	2009
	(in years)	US$’000	US$’000

Buildings	30	323	312
Leasehold improvement	5	168	87
Plant and machinery	5	797	734
Office equipment	5	1,395	1,087
Motor vehicles	5	948	667

		3,631	2,887
Accumulated depreciation		(2,066)	(1,706)

		1,565	1,181

Depreciation expense for the years ended December 31, 2010 and 2009 were US$298,000 and US$326,000 respectively.

8.	LEASE PREPAYMENTS, NET

	As of December 31,
	2010	2009
	US$’000	US$’000

Prepaid land use rights	2,580	-
Accumulated amortization	(52)	-

	2,528	-

Lease prepayment as of December 31, 2010 represented the land use rights for a piece of land located in Guan County, Hebei Province, the PRC. The land use rights will expire in 2059.

The prepaid land use right has been pledged to a bank in the PRC as collateral for short-term bank loans (Note 9).

Amortization expense for the years ended December 31, 2010 and 2009 were US$52,000 and US$Nil respectively. The estimated aggregate amortization expense for each of the five succeeding years is US$52,000.

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2010 and 2009

9.	SHORT-TERM BANK LOANS

The Company’s bank loan as of December 31, 2009 of RMB15 million, equivalent to approximately US$2.19 million is interest bearing at 20% above the standard short term borrowing rate as stipulated by the People’s Bank of China on the date of the first withdrawal and secured by guarantees provided by Mr. Han Daqing (“Mr. Han”), a director of TSTC. The remaining bank loans of RMB 25 million, equivalent to approximately US$3.66 million bear interest to be charged annually at the standard short term borrowing rate as stipulated by the People’s Bank of China on the date of the first withdrawal and are wholly repayable within one year. The loans are secured by a third party guaranty company and were fully repaid during the year ended December 31, 2010.

As of December 31, 2010, the Company had bank loans of RMB65 million, equivalent to approximately US$9.85 million bear interest to be charged quarterly at the standard short term borrowing rate as stipulated by the People’s Bank of China on the date of the first withdrawal, wholly repayable within one year and are secured by guarantee provided by a third party guaranty company.

The guarantee provided by the independent guaranty company is secured by the followings:

(a)
Accounts receivable of the Company with an aggregate carrying value as of December 31, 2010 and 2009 amounting to RMB95.43 million and RMB40 million, equivalent to approximately US$14.45 million and US$5.86 million, respectively;

(b)
Motor vehicles of the Company with an aggregate carrying value as of December 31, 2010 and 2009 amounting to RMB0.97 million and RMB1.4 million, equivalent to approximately US$0.15 million and US$0.2 million, respectively;

(c)	Land use rights of the Company with carrying value as of December 31, 2010 and 2009 amounting to RM16.68 million and RMBNil, equivalent to approximately US$2.53 million and US$Nil, respectively;

(d)	Personal guarantee provided by Mr. Han; and

(e)	Personal real estate property and securities in the Company held by Mr. Han.

10.	INVENTORIES

Inventories consisted of the followings:	As of December 31,
	2010	2009
	US$’000	US$’000

Raw materials	1	1
Finished goods and parts	3,574	4,877

	3,575	4,878
Provision for slow-moving and obsolete items	(452)	(436)

	3,123	4,442

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2010 and 2009

11.	INCOME TAXES

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

No provision for withholding or United States federal or state income taxes or tax benefits on the undistributed earnings and/or losses of the Company’s subsidiaries has been made as the earnings of these subsidiaries, in the opinion of the management, will be reinvested indefinitely.

The Company’s income is principally generated in the PRC by Beijing Telestone, BTWTC, BTCTC, Guolian and Pan-pacific. All these entities are subject to the enterprise income tax (“EIT”) in the PRC at the following applicable rates:

Unified EIT rate	25%
Small scale / low profit enterprises	20%
High / new technology enterprise (“Hi-tech enterprises”)	15%

Beijing Telestone and BTWTC are qualified as Hi-tech enterprises under the current Enterprise Income Tax Law in the PRC, so they enjoy the preferential tax rate of 15% in the PRC for a three-year period commencing from the year 2009. All other entities including BTCTC, Guolian and Pan-pacific are subject to the unified tax rate of 25% for the years ended December 31, 2010 and 2009.

(a)	Income tax expenses are comprised of the following:

	2010	2009
	US$’000	US$’000
Current tax
United States	-	-
PRC EIT	5,989	3,354

	5,989	3,354

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2010 and 2009

11.	INCOME TAXES (CONTINUED)

Current Tax Position (Continued)

(b)	Reconciliation from the statutory tax rate in the PRC of 25% (2009: 25%) to the effective tax rate is as follows:
	2010	2009
	%	%

Statutory rate – PRC	25.0	25.0
Difference in tax rate of subsidiary of the Company	(14.5)	(14.1)
Non-deductible items	5.7	4.3
Others	3.2	5.9

Effective tax rate	19.4	21.1

Uncertain Tax Position

Under FIN 48 (ASC 740), the Company must recognize the tax benefit or accrual from an uncertain position only if it is more-likely-than-not the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position. The tax benefits or accruals recognized in the financial statements attributable to such position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate resolution of the position.

By adoption of FIN 48 (ASC 740), the Company has analyzed its filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns. As of December 31, 2010 and 2009, the Company has identified the jurisdictions in the United States and PRC as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements.

Based on a review of tax positions for all open years and contingencies as set out in note 15(b) to the consolidated financial statements, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48 (ASC 740) during the years ended December 31, 2010 and 2009, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within the next twelve months.

Except for those as disclosed in note 16(b) to the consolidated financial statements, as of December 31, 2010 and 2009, the Company had no unrecognized tax benefits or accruals for the potential payment or interest and penalties. The Company’s policy is to record interest and penalties in this connection as a component of the provision for income tax expense. For the years ended December 31, 2010 and 2009, no interest or penalties were recorded.

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2010 and 2009

12.	SEGMENT INFORMATION

During the years ended December 31, 2010 and 2009, all revenues of the Company are from its network installation and optimization services, and trading of wireless telecommunication.  No financial information by business segment is presented.

As the Company operates mainly in the PRC and over 99% and 98% of its revenue during the years ended December 31, 2010 and 2009 respectively are from the PRC and almost all of the Company’s assets are located in the PRC, no geographical analysis is presented.

13.	COMMON STOCK

On January 20, 2010 and June 22, 2010, TSTC issued 100,000 and 10,000 shares of common stock respectively for zero consideration. The common stock was granted to certain senior officers of the Company as an incentive stock-based compensation for their services rendered in previous years in improving the business result of the Company and their contribution to the success of the Company. Details of the stock-based compensation are set out in note 18 to the consolidated financial statements.

On January 26, 2010 and January 27, 2010, 30,590 and 13,124 shares of common stock were issued on a net share settlement basis to certain warrant holders (see (ii) below).

On November 30, 2010, the Company consummated a public offering of 1,675,000 shares of common stock, at a price of US$12 per share, for total proceeds net of issue costs amounting to US$18,882,000.

TSTC had 12,233,264 and 10,404,550 shares of outstanding common stock as of December 31, 2010 and 2009 respectively.

The following table summarizes activities of the warrants:

Number of
shares

Warrants outstanding as of January 1, 2009	192,403
Expired on March 24, 2009 (i)	(15,000)

Warrants outstanding as of December 31, 2009	177,403
Cashless exercised on January 26, 2010 (ii)	(65,515)
Cashless exercised on January 27, 2010 (ii)	(26,222)
Issued on March 18, 2010 (iii)	40,000
Cancelled on November 10, 2010 (iii)	(40,000)
Issued on December 8 2010 (iii)	40,000
Issued on December 8 2010 (iv)	30,000
Issued on December 8 2010 (iv)	10,000

Warrants outstanding and exercisable as of December 31, 2010	165,666

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2010 and 2009

13.	COMMON STOCK (CONTINUED)

(i)	On March 24, 2009, 15,000 shares of warrants expired.

(ii)
On January 26, 2010 and January 27, 2010, certain warrant holders elected to exercise 65,515 and 26,222 shares of warrants respectively pursuant to the cashless exercise provision of the warrants. Consequently, 30,590 and 13,124 shares of common stock were issued on a net share settlement basis to these warrant holders on January 26, 2010 and January 27, 2010 respectively. The remaining 85,666 shares of outstanding warrants issued in connection with the February 20, 2007 private placement are exercisable over a 4-year period to year 2011 at a per share exercise price of US$11.6.

(iii)
On March 18, 2010, TSTC issued a total of 40,000 shares of warrants to a third party service provider as stock-based compensation for part of the cost of services. The warrants were cancelled on November 10, 2010 and replaced by another 40,000 shares of warrants named Common Stock Purchase Warrant No.0002 on December 8, 2010 with all the terms remain unchanged except for exercise price changed from US$18.73 to US$4.95 per share. The No.0002 of 40,000 shares of warrants are exercisable over a 3-year period from September 9, 2010.

(iv)
On December 8, 2010, TSTC issued a total of 40,000 shares of warrants, of which 30,000 and 10,000 shares of warrants named Common Stock Purchase Warrant No.0001 and No.0003 respectively, to a third party service provider as stock-based compensation for part of the cost of services. The No.0001 of 30,000 shares of warrants are exercisable over a 3-year period from September 9, 2010 at a per share exercise price of US$18.47 and the No.0003 of 10,000 shares of warrants are exercisable over a 3-year period from December 8, 2010 at a per share exercise price of US$9.55.

The following table sets forth the details of warrants outstanding, vested and exercisable as of December 31, 2010.

	Outstanding, Vested and Exercisable
Exercise price	Number of shares	Weighted average remaining contractual life	Weighted average exercise price
US$		Years	US$

4.95	40,000	2.69
9.55	10,000	2.94
11.60	85,666	0.14
18.47	30,000	2.69

	165,666	1.39	11.11

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2010 and 2009

14.	DISTRIBUTION OF INCOME

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

15.	RELATED PARTY TRANSACTIONS

Summary of related party transactions

		As of December 31,
	Note	2010	2009
		US$’000	US$’000
Due from related parties
Employees	a	540	536
Ex-stockholders of SMI/Guolian	b	1,478	1,427

		2,018	1,963

Due to related parties
Directors	a	2,454	3,475
Ex-stockholders of Beijing Telestone/Guolian	b	1,523	1,472

		3,977	4,947

Guarantor of short-term bank loans
A director	9	9,846	5,850

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2010 and 2009

15.	RELATED PARTY TRANSACTIONS (CONTINUED)

Note:

(a)	The amounts due from employees and due to directors represent unsecured advances made to / from those parties from time to time. These amounts are interest free and repayable on demand.

(b)
The amounts due to ex-stockholders of Beijing Telestone represented the consideration arising from the consummation of the business combination. The ex-stockholders of SMI had represented that they had fully settled the amount with the ex-stockholders of Beijing Telestone and also undertaken to fully indemnify SMI against any claims from the ex-stockholders of Beijing Telestone (the “Undertaking”). However, an ex-stockholder of Beijing Telestone has initiated lawsuit against SMI alleging that the consideration has not been settled. The court hearing commenced on May 10, 2006 and finalized on December 19, 2006. Verdict has been issued by the Second Intermediate People’s Court of Beijing (“北京市第二中級人民法院”) and announced that SMI and Beijing Telestone are not required to compensate the ex-stockholder of SMI.  On 23 October 23, 2007 another verdict was issued by the High People’s Court of Beijing (“北京市高級人民法院”) to announcing that the verdict from Second Intermediate People’s Court of Beijing was kept and SMI was not require to compensate the ex-shareholder. The movement of the balances represented exchange rates re-alignment.

16.	COMMITMENTS AND CONTINGENCIES

a)	Operating lease expense

The Company leases certain staff quarters and office premises under non-cancelable operating leases.  Rental expenses under operating leases for the years ended December 31, 2010 and 2009 were US$873,000 and US$684,000 respectively.

The following table summarizes the approximate future minimum rental payments under non-cancelable operating leases in effect as of December 31, 2010 and 2009:

	As of December 31,
	2010	2009
	US$’000	US$’000

2010	-	463
2011	1,247	11
2012	1,017	-
2013	631	-
2014	7	-

Total	2,902	474

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2010 and 2009

16.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

b)	Contingencies

The Company recognizes its revenue upon the completion of contract and has made full tax provision in accordance with relevant national and local laws and regulations of the PRC.  A contract is considered as completed upon completion of all essential contract work and the installation has been accepted by the customer. It is the common practice in the PRC that invoices are not issued to customers until payments are received. The Company follows the practice of reporting its revenue for PRC tax purposes when invoices are issued. All unbilled revenue will become taxable when invoices are issued. For PRC tax reporting purpose, the PRC subsidiaries of the Company recognized revenue on an “invoice basis” instead of when goods are delivered and services are rendered. This is not in strict compliance with the relevant laws and regulations.  Accordingly, despite the fact that the PRC subsidiaries of the Company had made full tax provision in the financial statements, these PRC subsidiaries may be subject to penalties for the deferred reporting of tax obligations. The exact amount of penalties cannot be estimated with any reasonable degree of certainty.  The board of directors considers it is more-likely-than-not that the tax penalties will not be imposed.

17.	STOCK OPTION PLAN

On June 27, 2005, a Stock Option Plan (the “Plan”) was approved at the 2005 annual meeting of stockholders. The purpose of the Plan is to promote the growth and general prosperity of the Company by permitting the Company to grant incentive and nonqualified stock options to purchase common stock and restricted stock of the Company to key employees, non-employee directors, and advisors.  The Plan is designed to help the Company and its subsidiaries and affiliates attract and retain superior personnel for positions of substantial responsibility and to provide key employees, non-employee directors, and advisors with an additional incentive to contribute to the success of the Company.

On November 30, 2010, stock options to subscribe a total of 601,663 shares were granted to certain eligible employees of the Company.

The following table sets forth the details of the stock options as of December 31, 2010.

Number of shares of options	72,000 shares	466,500 shares	63,163 shares
Exercise price	US$12.00	US$10.91	US$10.91
Vesting date
- 1/3 on the 1st installment	November 30, 2010	November 30, 2010	December 31, 2011
- 1/3 on the 2nd installment	December 31, 2011	December 31, 2011	December 31, 2012
- 1/3 on the 3rd installment	December 31, 2012	December 31, 2012	December 31, 2013
Expiry date	November 29, 2020	November 29, 2020	November 29, 2020

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2010 and 2009

18.	STOCK-BASED COMPENSATION

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

During the years ended December 31, 2010 and 2009, a total of US$5,180,000 and US$Nil were recognized as stock-based compensation in the consolidated statement of operations. The following table sets forth a summary of the nature of stock-based compensation recognized for the years ended December 31, 2010 and 2009.

	Year ended December 31,
	2010	2009
	US$’000	US$’000

Warrants	855	-
Restricted stock	3,271	-
Stock options	1,054	-

	5,180	-

The table below sets forth the functional classification of stock-based compensation recognized for the year ended December 31, 2010 and 2009.

	Year ended December 31,
	2010	2009
	US$’000	US$’000

Sales and marketing	855	-
General and administrative	4,325	-

	5,180	-

No tax benefit was recognized for the stock-based compensation recorded for the years ended December 31, 2010 and 2009.

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2010 and 2009

18.	STOCK-BASED COMPENSATION (CONTINUED)

Stock-based compensation to non-employee

During the year ended December 31, 2010, 80,000 shares of warrants were granted to a service provider as part of the cost of services. Details of the warrants granted during the year are set out in note 13(iii) and (iv).

During the year ended December 31, 2009, no warrant was granted by the Company.

The 80,000 shares of warrants are accounted for as equity instruments issued in exchange for receipt of services. Costs are measured at the estimated fair value of the equity instruments issued on the completion date of the services.

The following table sets forth the estimated per share fair value of the warrants in accordance with valuation reports issued by an independent professional valuer and the assumptions used by the valuer to estimate the fair value of the warrants using the Binomial Lattice option pricing model.

Common Stock Purchase Warrant	No.0001	No.0002	No.0003
Number of shares of warrants	30,000	40,000	10,000
Grant date per share fair value	4.64	16.08	7.26

Expected life	3 years	3.51 years	3 years
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	98.85%	96.45%	98.10%
Risk-free interest risk	0.88%	1.62%	0.98%

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

For the years ended December 31, 2010 and 2009, the Company recognized stock-based compensation in relation to warrants granted to non-employee of US$855,000 and US$Nil respectively.

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2010 and 2009

18.	STOCK-BASED COMPENSATION (CONTINUED)

Stock-based compensation to employee

Restricted common stock

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

On December 31, 2010, the Board of Directors of TSTC approved to grant another 100,000 shares of restricted common stock with two years restriction for sale to certain senior officers of the Company as an incentive compensation for their services rendered in previous years in improving the business result of the Company and their contribution to the success of the Company. As of December 31, 2010, the 100,000 shares of restricted common stock are not yet issued.

The issuance of a total of 210,000 shares of restricted common stock is accounted for as equity instruments issued in exchange for receipt of services. The stock-based compensation costs are recognized and measured at the quoted price on the date of grant.

For years ended December, 2010 and 2009, the Company recognized stock-based compensation in relation to restricted common stock granted to employees of US$3,271,000 and US$Nil respectively.

Stock options

During the year ended December 31, 2010, 601,663 shares of stock options were granted to certain eligible employees of the Company as an incentive compensation to attract and retain superior personnel for positions of substantial responsibility and to provide them with an additional incentive to contribute to the success of the Company. Details of the stock options granted during the year are set out in note 17.

During the year ended December 31, 2009, no stock option was granted by the Company.

The 601,663 shares of stock options are accounted for as equity instruments issued in exchange for receipt of services. Costs are measured at the estimated fair value of the equity instruments issued and recognized as an expense over the employee’s requisite service period.

The following table sets forth the estimated per share fair value of the stock options in accordance with valuation reports issued by an independent professional valuer and the assumptions used by the valuer to estimate the fair value of the stock options using the Binomial Lattice option pricing model.

Number of shares of stock options	72,000	466,500	63,163
Weighted average grant date per share fair value	6.80	5.80	6.64

Expected life	10 years	10 years	10 years
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	85.59%	85.59%	85.59%
Risk-free interest risk	2.80%	2.80%	2.80%

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2010 and 2009

18.	STOCK-BASED COMPENSATION (CONTINUED)

Stock-based compensation to employee (Continued)

Stock options (Continued)

Expected volatility is based on historical volatility of the Company’s common stock. Historical volatility was computed using daily pricing observations for recent periods that correspond to the term of the stock options. The expected life is based on the remaining term of the stock options. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant for periods corresponding with the expected life of the stock options.

For the years ended December 31, 2010 and 2009, the Company recognized stock-based compensation in relation to stock options granted to employees of US$1,054,000 and US$Nil respectively.

A summary of stock option activity as of December 31, 2010 and 2009 and changes during the years then ended is presented below:

	Number of share	Weighted average exercise price
		US$
Outstanding as of January 1, 2009	-
Granted	-

Outstanding as of December 31, 2009	-
Granted	601,663

Outstanding as of December 31, 2010	601,663	11.04

Vested and exercisable as of December 31, 2010	179,501	11.06

The following table sets forth the details of stock options outstanding, vested and exercisable as of December 31, 2010.

	Outstanding			Vested and exercisable
Exercise price	Number of share	Weighted average exercise price	Weighted average remaining contractual life	Number of share	Weighted average exercise price
		US$	Years		US$

10.91	529,663	10.91	9.91	155,501	10.91
12.00	72,000	12.00	9.91	24,000	12.00

	601,663	11.04	9.91	179,501	11.06

Telestone Technologies Corporation

Notes to Consolidated Financial Statements
Years ended December 31, 2010 and 2009

18.	STOCK-BASED COMPENSATION (CONTINUED)

Stock-based compensation to employee (Continued)

Stock options (Continued)

The aggregate intrinsic value of all outstanding stock options and exercisable stock options at December 31, 2010 and 2009 amounted to US$Nil and US$Nil respectively. There were no options exercised during the years ended December 31, 2010 and 2009. As of December 2010 and 2009, the Company had total unrecognized compensation amounting to US$2,560,000 under ASC 718. The unrecognized compensation will be recognized over a weighted average period of 3 years.

19.	RETIREMENT BENEFIT PLAN

As stipulated by the rules and regulations in the PRC, the Company’s PRC established subsidiaries are required to contribute to a state-sponsored social security plan for all of their employees at a certain percentage of the basic salary of their employees. The state-sponsored retirement plan is responsible for the actual pension payments or any post-retirement benefits beyond the annual contributions.

During the years ended December 31, 2010 and 2009, the Company’s contributions to the above retirement benefit plan amounted to US$744,000 and US$383,000 respectively.

20.	SUBSEQUENT EVENT REVIEW

On February 9, 2011, Mr. Daqing Han, the Company's Chairman and Chief Executive Officer, has adopted a Rule 10b5-1 plan under which he can purchase up to $5 million worth of the Company's shares of TSTC’s common stock.

This plan was adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Under the plan, Mr. Han may purchase up to $5 million of the TSTC’s outstanding shares from time to time over the next 12 months. The share purchases will be made in open-market transactions on the NASDAQ at prevailing market prices, in negotiated transactions off the market, or in block trades.

The purchases will be made subject to restrictions on price, volume, and timing, applicable legal requirements and other factors. Transactions under this plan will be disclosed publicly through filings with the Securities and Exchange Commission.

The Company has evaluated subsequent events up to the date that these consolidated financial statements were approved and authorized for issue by the Board of Directors.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the Company’s fiscal years ended December 31, 2008 and 2007 and through July 8, 2009, the Company engaged Mazars CPA Limited previously as the independent registered public accounting firm prior the engagement of QC CPA Group, LLC on July 9, 2009 through January 14, 2010. QC CPA Group, LLC performed the interim reviews of the Company’s financial statements for the periods ended June 30, 2009 and September 30, 2009. QC CPA Group, LLC resigned on January 14, 2010 and the Company engaged Mazars CPA Limited as the Company’s new independent registered public accounting firm on January 18, 2010 to audit the Company’s financial statements for the year ended  December 31, 2009. There were no disagreements with accountants on accounting and financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our chief executive officer and chief financial officer, after assessment of the Company’s disclosure controls and procedures and internal control over financial reporting, concluded that, as of December 31, 2010, our disclosure controls and procedures were not effective due to the control weaknesses and control deficiencies in our internal control over financial reporting described below.

(b) MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Our chief executive officer and chief financial officer, after assessment of the Company’s disclosure controls and procedures and internal control over financial reporting, concluded that, as of December 31, 2010, our internal control over financial reporting were not effective due to the control weaknesses and control deficiencies in our internal control over financial reporting described below:

1. Our internal audit team is currently understaffed. In addition, the scope and effectiveness of the internal audit function have yet to be developed. The result of these deficiencies is that the examinations of the operation flow and management function are not periodical, adequate and perfect.

Remediation Initiative

First, we plan to continue to complete and optimize our internal audit team so that the effectiveness and efficiency of their internal audit function can be developed. Furthermore, as it is one of the important functions of the internal audit team, they should inspect the status of the company’s finances, flow of operations and management functions periodically.

Second, we intend to develop our internal audit function’s policies and procedures.

2. Currently, not all of our financial and accounting staff is knowledgeable enough of U.S. GAAP accounting rules in order to support the ongoing expansion of our Company’s organizational structure and financial reporting requirements. Specifically, certain positions in our accounting and finance departments at the subsidiary level are staffed with individuals who mainly deal with PRC financial reporting and do not currently have adequate knowledge, skills and training regarding U.S. GAAP.

Remediation Initiative

We have recently expanded our internal accounting staff and intend to continue this effort in the future. In particular, we are seeking accountants experienced in several key areas of accounting, including persons with experience in Chinese and U.S. GAAP, U.S. GAAP consolidation requirements, and SEC financial reporting requirements. In addition, we plan to employ consultants to supplement our financial and accounting efforts and allocate additional resources to train our existing accounting staff.

3. The financial department has internal control policies and procedures. However, they are not integrated.

Remediation Initiative

We intend to develop financial management policies. Our financial department plans to deploy an efficient inspection system, record problems and execute reporting access. Furthermore, we intend to continuously improve our employee training program.

4. There is a lack of clear policies and procedures to correct irregularities, such as disobeying manner principles, and company and departmental policies. These policies should define all types of policy standards, such as the procedures and the responsible person, etc., and produce a report within a certain scope.

Remediation Initiative

Our Administrative Department will formulate the regulations and measures, including the correction process, content and scale. We are planning to create a department which will be in charge of investigating, correcting and announcing irregularities in employees’ activities.

5. At present, there is a whistle-blower channel via manager’s e-mail and telephone, but no formal whistle blower policy (including channel, responsible department, confidential policy, monitoring policy, etc.) exists.

Remediation Initiative

We intend to establish a formal whistle-blower program and inform all staff through an efficient channel. These channels include a confidentiality policy to ensure that a whistle-blower is not retaliated against, direct and indirect reporting channels, feedback policies, recording policies, retention policies, an employee handbook and an internal website. We also plan to appoint an adequate number of managers to collect the information and monitor the procedures and report to the board and audit committee periodically about significant irregular activities.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

(c) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

During the year ended December 31, 2010, there was no change in our internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information concerning each of the directors and executive officers of the Company as of March 28, 2011:

Name	Age	Position Held

Han Daqing	47	Director, CEO, Chairman of the Board

Pan Guobin	48	Director, President

Yu Xiaoli	35	Chief Financial Officer

Xu Hancong	42	Director of Project Proposal Design

Wang Xiaozhong	42	Director of Equipment R&D

Zhu Lian(1)(2)(3)	55	Director

Li Ming (1)(2)(3)	47	Director

Cheng Guanghui(1)(2)(3)	68	Director

(1) Member of the Audit Committee
(2) Member of the Compensation Committee
(3) Member of the Nominating and Corporate Governance Committee

Han Daqing has served as Chairman of our Board of Directors and a member of our Board of Directors since August 23, 2004. Mr. Han has served as a member of the Board of Directors of Telestone since its inception in October, 1997 and as Chief Executive Officer since January, 2002. Previously Mr. Han also held the title of President of the Company from August 23, 2004 until May 26, 2010. Prior to assuming his Chief Executive Officer duties with Telestone, from 1996 to 2002, Mr. Han was the Chief Representative of the Beijing Office of Allgon Systems AB, an international telecommunications conglomerate. Mr. Han holds a bachelor’s degree in Computer Engineering and a master’s degree in Digital Communication Engineering, both from the Xidian University of Electronic Science & Technology. In addition, Mr. Han holds a Master’s of Business Administration from CITY University. We believe Mr. Han’s qualifications to serve on our board include his extensive knowledge of the Company as founder, Chairman, CEO and President and his understanding and in-depth experience in dealing in the technological aspect of the business and the markets served. In addition, we believe that his vision and progressive leadership will continue to positively influence the Company’s profitable revenue growth and corresponding profitability, and his background positions him to grow the Company both organically and by acquisition.

Pan Guobin has served as President of the Company since May 26, 2010. Mr. Pan has served as a member of the Board of Director since December 28, 2009. Mr. Pan Guobin brings 24 years of IT working experience and 19 years of senior management experience to the Company. From August 2007 to the present, Mr. Pan served as the vice president of the Company. From November 2001 to August 2007, Mr. Pan served as the manager of Tianjin Branch and Northeast District Branch of the Company. From August 1985 to October 2001, Mr. Pan worked as the engineer and then served as the product manager at Tianjin Photoelectricity 754 Factory. Mr. Pan holds a bachelor’s degree in Computer Application from Xidian University, China. We believe Mr. Pan’s qualifications to serve on our board include his extensive knowledge of the Company as an executive of the Company for many years, which gives him detailed understanding of the business and the complexities of the operation. His technical expertise and experience as a professional in the telecommunications industry allow him to direct the operations of the Company and provide valuable insights and technical support to the board, which support is particularly important when evaluating new ventures proposed to the board.

Yu Xiaoli has served as Chief Financial Officer of the Company since May 11, 2010. Ms. Yu has 12 years of experience at Telestone and has held various positions at the Company during her tenure. From January 2009 to the present, Ms. Yu served as the Financial Controller where she was the assistant to the former CFO and provided oversight on audits, financial reports and reported directly to the Company’s CEO on matters of internal management. Ms Yu headed the Company’s Yunnan branch office from April to December 2008. From September 2005 to March 2008, Ms. Yu was the accounting manager of the Company’s equipment business. From May 2001 to August 2005, Ms. Yu was Treasurer of the Company. Ms Yu served as a staff accountant from September 1999 to May 2001 of the Company. Ms Yu holds a bachelor’s degree in accounting from Dongbei University of Finance and Economics in China.

Xu Hancong is the Director of Project Proposal Design of the Company. Mr. Xu has 20 years of experience in R&D and previously managed the Company’s Guangxi branch office. Mr. Xu holds a bachelor’s degree in electronics from Peking University in China.

Wang Xiaozhong is the Director of Equipment R&D of the Company. Mr. Wang has 20 years of experience in R&D and previously served as the Director of the Company’s R&D department. Mr. Wang holds a bachelor’s degree in electrical engineering from Xi’an University of Electronic Science and Technology.

Zhu Lian has served as a member of our Board of Directors since August 23, 2004. Mr. Zhu is a director and the Deputy General Manager of Tianjin-Golik-The First Steel Wire Rope Co., Ltd., where he is responsible for finance and accounting functions. Prior to taking that position, Mr. Zhu was the Chief Financial Officer of various large public companies including Sparkice E-Commerce Ltd. (2001-2002); Beijing Sanitary Ware, Ltd. (2000-2001); and Eagle Brand Holding Ltd. (2000). Mr. Zhu holds a bachelor’s degree in Mechanics and a master’s degree in Mechanics from Tsinghua University. In addition, Mr. Zhu holds a Master’s of Business Administration from the University of Illinois-Chicago and a master’s degree in accounting from the University of Illinois-Chicago. We believe Mr. Zhu’s qualifications to serve on our board include his extensive knowledge of the Company as a director since 2004, which gives him detailed understanding of the complexities of the operation. His financial and accounting background and his experience serving as the Chief Financial Officer of public companies provide valuable insights in directing the business operations.

Li Ming has served as director of the Company since April 29, 2010. Ms. Li brings over 16 years working experience in senior management. From 2005 to present, Ms. Li served as the chief executive officer of Hi-Tech Wealth Group (“HTW”). Ms. Li acted as the president of Beihai Hi-Tech Wealth Technology Development Co., Ltd. from 2003 to 2005. From 1998 to 2003, Ms. Li acted as one of the founders of the HTW Group and served as the general manager in Hong Kong branch & Shenzhen branch of HTW Group. Ms. Li holds a bachelor’s degree from the College of PLA in Anti-chemical Command Engineering and a Master’s of Business Administration from Murdoch University. We believe Ms. Li’s experience in telecom industry and valuable insights of the whole business operation will give great help to the future development of the Company. Ms, Li will explore new business model with her solid background in this industry and give ideas on the future operations of the Company.

Cheng Guanghui has served as a member of our Board of Directors since September 21, 2007. Currently, Mr. Cheng is a Director of the China Quality Management Association for Electronics Industry. From 1998 to 2004, Mr. Cheng worked as Director of the General Office of Ministry of Information Industry of the People’s Republic of China. From 1993 to 1998, Mr. Cheng was Director of The General Office of Ministry of Electronics Industry of the People’s Republic of China. Mr. Cheng holds a bachelor’s degree from Tsinghua University. We believe Mr. Cheng’s qualifications to serve on our board include his extensive knowledge of the Company, his experience serving on Chinese governmental agencies related to the telecommunications industry, his deep understanding of China’s policies, and his extensive knowledge and experience of the markets in which we conduct business. Mr. Cheng’s solid background provides valuable insights to the industry and China’s policies to the Company.

We do not currently have a Lead Independent Director.

Each of the directors named above will serve until our next Annual Meeting of Stockholders, or until their successors are duly elected and has qualified. Directors will be elected for one-year terms at the Annual Meeting of Stockholders. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of our directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current directors to our Board of Directors. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs.

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

To the best of our knowledge, during the fiscal year ended December 31, 2010, all required forms have been timely filed.

CODE OF ETHICS

In December 2004, the Company’s Board of Directors adopted a Code of Ethics. For a copy of the Code of Ethics, please write to: Assistant Secretary to the Board, Telestone Technologies Corporation, Floor 10, Ruida Plaza, No. 74 Lugu Road, Shi Jingshan District, Beijing, China 100040.

Meetings and Certain Committees of the Board

The Board of Directors held 15 meetings during the fiscal year ended December 31, 2010. All current directors attended at least 75% of the meetings of the Board of Directors and Board Committees of which they are members. We have an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

AUDIT COMMITTEE. The Audit Committee is currently comprised of Zhu Lian, Li Ming and Cheng Guanghui, each of whom are “independent” as defined by the NASDAQ Stock Exchange listing standards. Zhu Lian is the designated financial expert. The Audit Committee is directly responsible for the appointment, retention, compensation and oversight of the work of any registered public accounting firm employed by the Company (including resolution of disagreements between management and the accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work or performing other audit, review or other services. Any such registered public accounting firm must report directly to the Audit Committee. The Audit Committee has the ultimate authority and responsibility to evaluate and, where appropriate, replace the registered public accounting firm.

The Audit Committee met one time during the fiscal year ended December 31, 2010 and 100% members of the Committee attended the meeting.

COMPENSATION COMMITTEE. The Compensation Committee is responsible for the administration of all salary, bonus and incentive compensation plans for our officers and key employees. The members of the Compensation Committee are Li Ming, Zhu Lian and Cheng Guanghui, all of whom are “independent” directors as defined by the NASDAQ Stock Exchange listing standards.

The Compensation Committee held one meeting during the year ended December 31, 2010 and 100% members attended the meeting.

NOMINATING AND CORPORATE GOVERNANCE COMMITTEE. The Nominating and Corporate Governance Committee is responsible for preparing a list of candidates to fill the expiring terms of directors serving on our Board of Directors. The committee submits the list of candidates to the Board of Directors who determines which candidates will be nominated to serve on the Board of Directors. The names of nominees are then submitted for election at our Annual Meeting of Stockholders. The committee also submits to the entire Board of Directors, a list of nominees to fill any interim vacancies on the Board of Directors resulting from the departure of a member of the Board of Directors for any reason prior to the expiration of his term. In recommending nominees to the Board of Directors, the committee keeps in mind the functions of this body. The committee considers various criteria, including the ability of the individual to meet the NASDAQ Stock Market “independence” requirements, general business experience, general financial experience, knowledge of the Company’s industry (including past industry experience), education, and demonstrated character and judgment. The committee will consider director nominees recommended by a stockholder if the stockholder mails timely notice to the Secretary of the Company at its principal offices, which notice includes (i) the name, age and business address of such nominee, (ii) the principal occupation of such nominee, (iii) a brief statement as to such nominee’s qualifications, (iv) a statement that such nominee consents to his or her nomination and will serve as a director if elected, (v) whether such nominee meets the definition of an “independent” director under the rules of the NASDAQ Stock Market listing standards and (vi) the name, address, class and number of shares of capital stock of the Company held by the nominating stockholder. Any person nominated by a stockholder for election to the Board of Directors will be evaluated based on the same criteria as all other nominees. The committee also oversees our adherence to our corporate governance standards. The members of the committee are Li Ming, Zhu Lian and Cheng Guanghui.

The committee held one meeting during the fiscal year ended December 31, 2010 and 100% members attended the meeting.

Stockholder Communications

The Board of Directors welcomes communications from our stockholders and maintains a process for stockholders to communicate with the Board of Directors. Stockholders who wish to communicate with the Board of Directors may send a letter addressed to the Chairman of the Board of Directors of Telestone Technologies Corporation, Floor 10, Ruida Plaza, No. 74 Lugu Road, Shi Jingshan District, Beijing, China. The mailing envelope must contain a clear notation indicating that the enclosed letter is a “Stockholder-Board Communication.” All such letters should identify the author as a security holder. All such letters will be reviewed by the Chairman of the Board of Directors and submitted to the entire Board of Directors no later than the next regularly scheduled Board of Directors meeting.

We currently have no policy with respect to director attendance at annual meetings.

Compensation of Directors

The independent directors were separately compensated for their services in the amount of $5,000 except Zhu Lian who was paid $10,000 during the year ended December 31, 2010.

ITEM 11.	EXECUTIVE COMPENSATION

The Company had no officers or directors whose total annual salary and bonus during each of 2009 and 2010 exceeded $100,000. Mr. Han, our Chief Executive Officer and Principal Executive Officer, earned a salary and bonus of $50,000 and $30,000, during the fiscal years ended December 31, 2009 and 2010, respectively.

Summary Compensation Table

Name and Principal Underlying Positions	Year	Salary	Bonus	Option Awards	Stock Awards	All Other Compensation	Total
Han Daqing	2010	50,000	30,000	172,246	350,460		602,706
President & CEO	2009	50,000	30,000				80,000

Yu Xiaoli	2010	30,000	20,000	88,057	116,820		254,877
Chief Financial Officer	2009	20,000	10,000				30,000

Pan Guobin	2010	40,000	20,000	160,105	268,155		488,260
Director & President	2009

Xu Hancong	2010	25,000	10,000	68,047	135,405		238,452
Director of Project Proposal Design	2009

Wang Xiaozhong	2010	25,000	10,000	24,016	47,790		106,806
Director of Equipment R&D	2009

Outstanding Equity Awards at Fiscal Year-End

On June 27, 2005, a Stock Option Plan (the “Plan”) was approved at our 2005 Annual Meeting of Stockholders. The purpose of the Plan is to promote the growth and general prosperity of the Company by permitting the Company to grant options to purchase common stock and restricted stock of the Company to key employees, independent directors, and advisors. The Plan is designed to help the Company and its subsidiaries and affiliates attract and retain superior personnel for positions of substantial responsibility and to provide key employees, independent directors, and advisors with an additional incentive to contribute to the success of the Company. As of December 31, 2010, there were no outstanding equity awards to the named executive officers requiring tabular disclosure under this Item.

Director Compensation Table

DIRECTOR COMPENSATION FOR 2010

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Li Ming	$5,000						$5,000
Zhu Lian	$10,000						$10,000
Cheng Guanghui	$5,000						$5,000

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

The following table sets forth certain information as of March 29, 2011 relating to the beneficial ownership (as defined by the rules of the SEC) of shares of common stock by (i) each person who owns beneficially more than 5% of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our executive officers as of March 29, 2011, and (iv) all of our executive officers and directors as a group.

Amount and Nature of Beneficial Ownership(1)
Name of Beneficial Owner	Number of Shares (2)	Percent of Voting Stock (3)
Han Daqing	3,230,000	26.40%
Yu Xiaoli	-	-
Pan Guobin	-	-
Xu Hancong	-	-
Wang Xiaozhong	-	-
Zhu Lian	-	-
Li Ming	-	-
Cheng Guanghui	-	-
Directors and executive officers as a group (8 persons)	3,230,000	26.40%

* Less than 1%

(1)
As of March 28, 2011, there were 12,233,264 shares of common stock outstanding. Each person named above has sole investment and voting power with respect to all shares of the common stock shown as beneficially owned by the person, except as otherwise indicated below.

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

(3)
In determining the percent of common stock owned by a person (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 12,233,264 shares of common stock outstanding as of March 28, 2011 and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

(4)	The address for the owners and management is: Floor 10, Ruida Plaza, No. 74 Lugu Road, Shi Jingshan District, Beijing, China 100040.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company’s bank loan as of December 31, 2009 of RMB 15 million, equivalent to approximately US$2.19 million, is interest bearing at 20% above the standard short term borrowing rate as stipulated by the People’s Bank of China on the date of the first withdrawal, secured by guarantees provided by Mr. Han Daqing, a director of TSTC and a third-party guaranty company fully repaid during the year ended December 31, 2010.

Please see also Note 9 to our financial statements.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the Company’s fiscal years ended December 31, 2008 and 2007 and through July 8, 2009, the Company engaged Mazars CPA Limited previously as the independent registered public accounting firm prior the engagement of QC CPA Group, LLC on July 9, 2009 through January 14, 2010. QC CPA Group, LLC performed the interim reviews of the Company’s financial statements for the periods ended June 30, 2009 and September 30, 2009. QC CPA Group, LLC resigned on January 14, 2010 and the Company engaged Mazars CPA Limited as the Company’s new independent registered public accounting firm on January 18, 2010 to audit the Company’s financial statements for the year ended December 31, 2009.

Audit Fees. The aggregate fees billed by Mazars CPA Limited, Certified Public Accountants for professional services rendered for the audit of the Company’s financial statements for the fiscal year ended December 31, 2010 was $136,500 and for fiscal year ended December 31, 2009 was $ 114,000. The aggregate fees billed by QC CPA Group, LLC for professional services rendered for the quarterly reviews of the Company’s financial statements for the three-months ended June 30, 2009 and September 30, 2009 were $20,000.

Audit-Related Fees. There were no fees for assurance and related services by Mazars CPA Limited, Certified Public Accountants for the fiscal years ended December 31, 2009 and 2010.

Tax Fees. There were no fees for tax compliance, tax advice or tax planning services by Mazars CPA Limited, Certified Public Accountants for the fiscal years ended December 31, 2009 and December 31, 2010.

All Other Fees. There were no other fees for either audit-related or non-audit services billed by Mazars CPA Limited, Certified Public Accountants for the fiscal years ended December 31, 2009 and December 31, 2010.

ITEM 15.	EXHIBITS

Statements filed as part of this Report:

Exhibits

The following documents are filed as exhibits herewith or incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibit
1.1	Underwriting Agreement, dated November 24, 2010 (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed on November 24, 2010).

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

10.3
Share Transfer Agreement, dated as of July 5, 2007 by and among Shandong Guolian Telecommunication Technology Limited Company, the transferors listed therein and Beijing Telestone Wireless Telecommunication Company Ltd (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on July 11, 2007).

10.4	Milestone Capital, Inc. Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-KSB for the year ended December 31, 2001).

10.5	Exclusive Business Cooperation Agreement, dated November 22, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 23, 2010).

10.6	Exclusive Purchase Option Agreement, dated November 22, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 23, 2010).

10.7	Equity Pledge Agreement, dated November 22, 2010 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on November 23, 2010).

10.8	Loan Agreement, dated November 22, 2010 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on November 23, 2010).

10.9	Bank of Beijing Notice of Approval of Line of Credit dated September 27, 2010.

14.1	Code of Ethics, dated December 2004 (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-KSB for the year ended December 31, 2004).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Form 10-KSB/A for the year ended December 31, 2007 filed on October 21, 2008).

23.1*	Consent of Independent Auditor.

31.1*	Statement of Chief Executive Officer Furnished Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.

31.2*	Statement of Chief Financial Officer Furnished Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.

32.1*	Statement of Chief Executive Officer Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.

32.2*	Statement of Chief Financial Officer Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.

*Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELESTONE TECHNOLOGIES CORPORATION

Date: March 30, 2011	By:	/s/ Han Daqing
Han Daqing
Chief Executive Officer
(Principal Executive Officer)

Date: March 30, 2011	By:	/s/ Yu Xiaoli
By: Yu Xiaoli
Han Daqing
Chief Financial Officer
(Principal Accounting and Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Han Daqing and Li Hong, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Han Daqing	Director, Chief Executive Officer President & Chairman	March 30, 2011
Han Daqing	(Principal Executive Officer)

/s/ Yu Xiaoli	Chief Financial Officer	March 30, 2011
Yu Xiaoli	(Principal Accounting and Financial Officer)

/s/ Li Ming	Director	March 30, 2011
Li Ming

/s/ Zhu Lian	Director	March 30, 2011
Zhu Lian

/s/ Cheng Guanghui	Director	March 30, 2011
Cheng Guanghui

/s/ Pan Guobin	Director	March 30, 2011
Pan Guobin