Form 10-Q
period 2011-03-31
TELESTONE TECHNOLOGIES CORP
filed 2011-05-16
CIK 817129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 15, 2011, 12,233,264 shares of the Issuer’s $.001 par value common stock were outstanding.

Except as otherwise indicated by the context, references in this Form 10-Q to:

“TSTC,” the “Company,” “we,” “our,” or “us” are references to Telestone Technologies Corporation
“U.S. Dollar,” “$” and “US$” mean the legal currency of the United States of America.
“RMB” means Renminbi, the legal currency of China.
“China” or the “PRC” are references to the People’s Republic of China.
“U.S.” is a reference to the United States of America.
“SEC” is a reference to the Securities & Exchange Commission of the United States of America.

TELESTONE TECHNOLOGIES CORPORATION

INDEX

Page

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.	4

Condensed Consolidated Statements of Operations and Other Comprehensive Income, for the three months ended March 31, 2011 and 2010 (unaudited)	4

Condensed Consolidated Balance Sheets, as of March 31, 2011 (unaudited) and December 31, 2010	5

Condensed Consolidated Statements of Cash Flows, for the three months ended March 31, 2011 and 2010 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	34

Item 4. Controls and Procedures.	35

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.	36
Item 1A. Risk Factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	36
Item 3. Defaults Upon Senior Securities.
Item 4. (Removed and Reserved).	36
Item 5. Other Information.
Item 6. Exhibits.	36

Telestone Technologies Corporation

Condensed Consolidated Statements of Operations and Other Comprehensive Income

Three months ended March 31, 2011 and 2010

ITEM 1. FINANCIAL STATEMENTS

		Periods ended March 31,
		2011	2010
	Note	US$’000	US$’000
		(Unaudited)	(Unaudited)
Operating revenues:
Net sales of equipment		6,992	5,100
Service income		7,480	6,032

Total operating revenues		14,472	11,132

Cost of operating revenues:
Cost of net sales		3,831	2,870
Cost of service		4,043	3,323

Total cost of operating revenues		7,874	6,193

Gross income		6,598	4,939

Operating expenses:
Sales and marketing		2,131	2,728
General and administrative		2,005	2,934
Research and development		248	224
Depreciation and amortization		102	71

Total operating expenses		4,486	5,957

Operating income (loss)		2,112	(1,018)

Interest expense		(149)	(126)
Other income, net		203	335

Income (Loss) before income taxes		2,166	(809)

Income taxes	11	(547)	(321)

Net income (loss)		1,619	(1,130)

Other comprehensive income
Foreign currency translation adjustment		-	-

Total comprehensive income (loss)		1,619	(1,130)

Earnings (Loss) per share:	3

Weighted average number of common stock outstanding
Basic		12,333,264	10,513,268
Effect of dilutive warrants and stock options		15,883	-

Diluted		12,349,147	10,513,268

Net income (loss) per share of common stock		US$	US$

Basic		0.13	(0.11)

Diluted		0.13	(0.11)

The accompanying notes are an integral part of these consolidated financial statements.

Telestone Technologies Corporation

Condensed Consolidated Balance Sheets

As of March 31, 2011 and December 31, 2010

		As of March 31,	As of December 31,
		2011	2010
	Note	US$’000	US$’000
		(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents		26,504	31,020
Accounts receivable, net of allowance	5	197,977	192,487
Due from related parties	14	1,478	2,018
Inventories, net of allowance	10	4,761	3,123
Prepayments		1,797	1,748
Other current assets		1,929	1,630

Total current assets		234,446	232,026

Goodwill	6	3,119	3,119
Property, plant and equipment, net	7	1,623	1,565
Lease prepayments, net	8	2,515	2,528

		7,257	7,212

Total assets		241,703	239,238

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term bank loans	9, 14	11,100	9,846
Accounts payable – Trade		42,358	40,685
Customer deposits for sales of equipment		2,157	2,089
Due to related parties	14	1,763	3,977
Income tax payable		14,235	13,760
Accrued expenses and other accrued liabilities		51,169	52,031

Total current liabilities		122,782	122,388

Commitments and contingencies	15

Stockholders’ equity:
Preferred stock, US$0.001 par value, 10,000,000 shares authorized, no shares issued
Common stock and paid-in-capital, US$0.001 par value: Authorized – 100,000,000 shares as of March 31, 2011 and December 31, 2010
Issued and outstanding – 12,233,264 shares as of March 31, 2011 and December 31, 2010	13	12	12
Additional paid-in capital		43,502	43,050
Dedicated reserves		5,115	5,115
Other comprehensive income		8,437	8,437
Retained earnings		61,855	60,236

Total stockholders’ equity		118,921	116,850

Total liabilities and stockholders’ equity		241,703	239,238

The accompanying notes are an integral part of these consolidated financial statements.

Telestone Technologies Corporation

Condensed Consolidated Statements of Cash Flows

Three months ended March 31, 2011 and 2010

	Three months ended March 31,
	2011	2010
	US$’000	US$’000
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income (loss)	1,619	(1,130)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	102	71
Stock-based compensation	452	2,601
Changes in assets and liabilities:
Accounts receivable	(5,490)	(1,422)
Inventories	(1,638)	(619)
Prepayments	(49)	603
Other current assets	(299)	512
Accounts payable	1,673	40
Customer deposits for sales of equipment	68	(24)
Due to related parties	(1,674)	(441)
Income tax payable	475	529
Accrued expenses and other accrued liabilities	(862)	(1,861)

Net cash used in operating activities	(5,623)	(1,141)

Cash flows from investing activities
Purchase of property, plant and equipment	(147)	(81)

Net cash used in investing activities	(147)	(81)

Cash flows from financing activities
Repayment of short-term bank loans	(1,212)	(1,170)
Short term bank loans raised	2,466	1,170

Net cash from financing activities	1,254	-

Net decrease in cash and cash equivalents	(4,516)	(1,222)

Cash and cash equivalents, beginning of the period	31,020	11,233

Cash and cash equivalents, end of the period	26,504	10,011

Supplemental disclosure of cash flow information
Interest received	13	16
Interest paid	(143)	(110)
Tax paid	(72)	(146)

The accompanying notes are an integral part of these consolidated financial statements.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Three months ended March 31, 2011 and 2010

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

Beijing Telestone Wireless Telecommunication Company Limited (“BTWTC”)(note), a company established in Beijing, the PRC with tenure of 20 years from June 17, 2005 to June 16, 2025 for provision of wireless telecommunication networking and system integration services, is owned by certain key management personnel of the Company (the “Owners”).  Contractual agreements have been entered into between the Owners, BTWTC and Beijing Telestone so as to give effect that Beijing Telestone is responsible for the operations, entitled to all profits and given authority to exercise the rights of the Owners of BTWTC. Beijing Telestone does not hold the ownership interests in BTWTC directly because Beijing Telestone is considered as a foreign entity under the PRC laws. Due to the restrictions on foreign ownership to provide and engage in certain wireless telecommunication networking services in the PRC, Beijing Telestone, through loans to the Owners, established BTWTC with a view to conduct such operations without violating the relevant PRC rules and regulations.  As a result of the above contractual arrangement, Beijing Telestone has obtained control and interest over BTWTC.  Beijing Telestone is considered as the primary beneficiary of BTWTC and therefore BTWTC is considered as a variable interest entity (“VIE”) of Beijing Telestone so that the financial statements of BTWTC are consolidated into the financial statements of Beijing Telestone for all periods presented in accordance with ASC Topic 810 – Consolidation (ASC 810).

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

Three months ended March 31, 2011 and 2010

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

In this report, TSTC, SMI, Beijing Telestone, BTWTC, Guolian, Pan-pacific, BTCTC and Guan Telestone are collectively referred to as the “Company”.

Note:	These are direct translations of names in Chinese for identification purpose only and are not the official name in English.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentations
These unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission ("SEC") rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2011 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("USA") have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form-10K for the year ended December 31, 2010 filed on March 30, 2011. The results of operations for the three-month period ended March 31, 2011 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2011.

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

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Three months ended March 31, 2011 and 2010

3.           EARNINGS (LOSS) PER SHARE

The Company reports earnings (loss) per share in accordance with ASC Topic 260 – Earnings Per Share (ASC 260). ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings (loss) per share.

Basic earnings (loss) per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented.

Diluted earnings (loss) per share is computed based on net income (loss) attributable to stockholders and the weighted average number of shares of common stock outstanding during each period presented, adjusted for the effect of the dilutive common stock equivalents outstanding during the periods presented.

The dilutive effect of warrants and stock options to purchase common stock outstanding during the three-month periods ended March 31, 2011 and 2010 is reflected in the calculation of diluted earnings per share by applying the treasury stock method. Any anti-dilutive effect of the warrants and stock options is excluded from calculation of the earnings per share.

For the period ended March 31, 2011, 40,000 shares of warrants are dilutive and included in the weighted-average number of common stock outstanding for calculation of diluted earnings per share. Another 40,000 shares of warrants and 601,663 shares of stock options are anti-dilutive.

For the period ended March 31, 2010, all warrants outstanding are anti-dilutive, so there is no dilutive effect of warrants in the calculation of diluted earnings per share.

4.           OPERATING RISKS

(a)	Concentration of major customers and suppliers

	Three months ended March 31,
	2011	2010
	US$’000	US$’000
	(Unaudited)	(Unaudited)
Major customers with revenues of more than 10% of the Company’s sales
Sales to major customers	13,428	9,993
Percentage of sales	93%	90%
Number	3	2

Major suppliers with purchases of more than 10% of the Company’s purchases
Purchases from major suppliers	3,043	456
Percentage of purchases	55%	13%
Number	2	1

Accounts receivable related to the Company’s major customers comprised 89% and 98% of all account receivables as of March 31, 2011 and December 31, 2010 respectively.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Three months ended March 31, 2011 and 2010

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

5.           ACCOUNTS RECEIVABLE
	As of March 31,	As of December 31,
	2011	2010
	US$’000	US$’000
	(Unaudited)

Completed contracts	190,696	181,649
Retentions	15,144	18,701

	205,840	200,350
Allowance for doubtful accounts	(7,863)	(7,863)

	197,977	192,487

Of the retention balance as of March 31, 2011 and December 31, 2010, approximately US$919,000 and US$888,000 respectively are due to be paid by the trade debtors after one year.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Three months ended March 31, 2011 and 2010

6.           GOODWILL

Goodwill acquired in connection with the acquisition of Guolian and Pan-pacific by BTWTC on July 5, 2008 represented the excess of the purchase cost over the fair value of identifiable net assets acquired at acquisition date. Goodwill is tested at least annually for impairment in accordance with ASC Topic 350, Intangibles – Goodwill and Other.

7.           PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment is summarized as follows:
	Estimated	As of March 31,	As of December 31,
	useful life	2011	2010
	(in years)	US$’000	US$’000
		(Unaudited)

Buildings	30	323	323
Leasehold improvement	5	168	168
Plant and machinery	5	822	797
Office equipment	5	1,471	1,395
Motor vehicles	5	994	948

		3,778	3,631
Accumulated depreciation		(2,155)	(2,066)

		1,623	1,565

8.	LEASE PREPAYMENTS, NET
	As of March 31,	As of December 31,
	2011	2010
	US$’000	US$’000
	(Unaudited)

Prepaid land use rights	2,580	2,580
Accumulated amortization	(65)	(52)

	2,515	2,528

Lease prepayment as of March 31, 2011 and December 31, 2010 represented the land use rights for a piece of land located in Guan County, Hebei Province, the PRC. The land use rights will expire in 2059.

The prepaid land use right has been pledged to a bank in the PRC as collateral for short-term bank loans (Note 9).

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Three months ended March 31, 2011 and 2010

9.           SHORT-TERM BANK LOANS

As of March 31, 2011 and December 31, 2010, the balance included bank loans of RMB73 million and RMB65 million respectively, equivalent to approximately US$11.10 million and US$9.85 million respectively, bear interest to be charged quarterly at the standard short term borrowing rate as stipulated by the People’s Bank of China on the date of the first withdrawal, wholly repayable within one year, and are secured by guarantee provided by a third party guaranty company.

The guarantee provided by the independent guaranty company is secured by the followings:

(a)
Accounts receivable of the Company with an aggregate carrying value as of March 31, 2011 and December 31, 2010 amounting to RMB217.27 million and RMB95.43 million, equivalent to approximately US$32.91 million and US$14.45 million, respectively;

(b)
Motor vehicles of the Company with an aggregate carrying value as of March 31, 2011 and December 31, 2010 amounting to RMB0.90 million and RMB0.97 million, equivalent to approximately US$0.13 million and US$0.15 million, respectively;

(c)
Land use rights of the Company with carrying value as of March 31, 2011 and December 31, 2010 amounting to RMB16.60 million and RMB16.68 million, equivalent to approximately US$2.52 million and US$2.53 million, respectively;

(d)	Personal guarantee provided by Mr. Daqing Han, Telestone’s Chairman and Chief Executive Officer (“Mr. Han”); and

(e)	Personal real estate property and securities in the Company held by Mr. Han.

10.         INVENTORIES
	As of March 31,	As of December 31,
	2011	2010
	US$’000	US$’000
	(Unaudited)

Inventories consisted of the followings:

Raw materials	1	1
Finished goods and parts	5,212	3,574

	5,213	3,575
Provision for slow-moving and obsolete items	(452)	(452)

	4,761	3,123

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Three months ended March 31, 2011 and 2010

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

Beijing Telestone and BTWTC are qualified as Hi-tech enterprises under the current Enterprise Income Tax Law in the PRC, so they enjoy the preferential tax rate of 15% in the PRC for a three-year period commencing from the year 2009. All other entities including BTCTC, Guolian and Pan-pacific are subject to the unified tax rate of 25% for the three-month periods ended March 31, 2011 and 2010.

Income tax expenses, comprising EIT, have been provided at the applicable rates on the respective subsidiaries’ / VIE’s estimated assessable income arising from the PRC during the periods.

12.         SEGMENT INFORMATION

During the three-month periods ended March 31, 2011 and 2010, all revenues of the Company are from its network installation and optimization services, and trading of wireless telecommunication equipment.  No financial information by business segment is presented.

As the Company operates mainly in the PRC and over 100% and 95% of its revenue during the three-month periods ended March 31, 2011 and 2010 respectively are from the PRC and almost all of the Company’s assets are located in the PRC, no geographical analysis is presented.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Three months ended March 31, 2011 and 2010

13.	COMMON STOCK

TSTC had 12,233,264 shares of outstanding common stock as of March 31, 2011 and December 31, 2010.

On December 31, 2010, the Board of Directors of TSTC approved to grant 100,000 shares of restricted common stock with two years restriction for sale to certain senior officers of the Company as an incentive compensation for their services rendered in previous years in improving the business result of the Company and their contribution to the success of the Company. As of March 31, 2011 and December 31, 2010, the 100,000 shares of restricted common stock are not yet issued.

14.         RELATED PARTY TRANSACTIONS

Summary of related party transactions
		As of March 31,	As of December 31,
	Note	2011	2010
		US$’000	US$’000
		(Unaudited)
Due from related parties
Employees	a	-	540
Ex-stockholders of SMI/Guolian	b	1,478	1,478

		1,478	2,018

Due to related parties
Directors	a	240	2,454
Ex-stockholders of Beijing Telestone/Guolian	b	1,523	1,523

		1,763	3,977

Guarantor of short-term bank loans
A director	9	11,100	9,846

Note:

(a)	The amounts due from employees and due to directors represent unsecured advances made to / from those parties from time to time. These amounts are interest free and repayable on demand.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Three months ended March 31, 2011 and 2010

14.         RELATED PARTY TRANSACTIONS (CONTINUED)

Note:

(b)
The amounts due to ex-stockholders of Beijing Telestone represented the consideration arising from the consummation of the business combination. The ex-stockholders of SMI had represented that they had fully settled the amount with the ex-stockholders of Beijing Telestone and also undertaken to fully indemnify SMI against any claims from the ex-stockholders of Beijing Telestone (the “Undertaking”). However, an ex-stockholder of Beijing Telestone has initiated to lawsuit against SMI alleging that the consideration has not been settled. The court hearing commenced on May 10, 2006 and finalized on December 19, 2006. A verdict has been issued by the Second Intermediate People’s Court of Beijing (“北京市第二中級人民法院”) and announced that SMI and Beijing Telestone are not required to compensate the ex-stockholder of SMI.  On 23 October 23, 2007 another verdict was issued by the High People’s Court of Beijing (“北京市高級人民法院”) to announcing that the verdict from Second Intermediate People’s Court of Beijing was upheld and SMI was not require to compensate the ex-shareholder.

15.         COMMITMENTS AND CONTINGENCIES

The Company recognizes its revenue upon the completion of contract and has made full tax provision in accordance with relevant national and local laws and regulations of the PRC.  A contract is considered as completed upon completion of all essential contract work and the installation has been accepted by the customer. It is the common practice in the PRC that invoices are not issued to customers until payments are received. The Company follows the practice of reporting its revenue for PRC tax purposes when invoices are issued. All unbilled revenue will become taxable when invoices are issued. For PRC tax reporting purpose, the PRC subsidiaries of the Company recognize revenue on an “invoice basis” instead of when goods are delivered and services are rendered. This is not in strict compliance with the relevant laws and regulations.  Accordingly, despite the fact that the PRC subsidiaries of the Company had made full tax provision in the financial statements, these PRC subsidiaries may be subject to penalties for the deferred reporting of tax obligations. The exact amount of penalties cannot be estimated with any reasonable degree of certainty.  The board of directors considers it is more-likely-than-not that the tax penalties will not be imposed.

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

On November 30, 2010, stock options to subscribe a total of 601,663 shares were granted to certain eligible employees of the Company (Note 17(iii)).

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Three months ended March 31, 2011 and 2010

17.         STOCK-BASED COMPENSATION

For the three-month periods ended March 31, 2011 and 2010, a total of US$452,000 and US$2,601,000 were recognized as stock-based compensation in the consolidated statement of operations. The following table sets forth a summary of the nature of stock-based compensation recognized for the three-month periods ended March 31, 2011 and 2010.

	Three months ended March 31,
	2011	2010
	US$’000	US$’000
	(Unaudited)	(Unaudited)

Warrants (i)	-	492
Restricted stock (ii)	-	2,109
Stock options (iii)	452	-

	452	2,601

The table below sets forth the functional classification of stock-based compensation recognized for the three-month periods ended March 31, 2011 and 2010.

	Three months ended March 31,
	2011	2010
	US$’000	US$’000
	(Unaudited)	(Unaudited)

Sales and marketing	-	492
General and administrative	452	2,109

	452	2,601

No tax benefit was recognized for the stock-based compensation recorded for the three-month periods ended March 31, 2011 and 2010.

Stock-based compensation to non-employee

(i)        During the period ended March 31, 2011, no warrant was granted by the Company.

During the period ended March 31, 2010, 40,000 shares of warrants were granted to a service provider as part of the cost of services.

For the three-month periods ended March 31, 2011 and 2010, the Company recognized stock-based compensation in relation to warrants granted to non-employee of US$Nil and US$492,000 respectively.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Three months ended March 31, 2011 and 2010

17.         STOCK-BASED COMPENSATION (CONTINUED)

Stock-based compensation to non-employee (Continued)

(i)        The following table summarizes activities of the warrants:
Number of shares

Warrants outstanding and exercisable as of January 31, 2011	165,666

Expired on February 19, 2011	(85,666)

Warrants outstanding and exercisable as of March 31, 2011	80,000

The following table sets forth the details of warrants outstanding, vested and exercisable as of March 31, 2011 and December 31, 2010.

	Outstanding, Vested and Exercisable
Exercise price	Number of shares	Weighted average remaining contractual life	Weighted average exercise price
US$		Years	US$

As of March 31, 2011
4.95	40,000	2.45
9.55	10,000	2.69
18.47	30,000	2.45

	80,000	2.48	10.60

As of December 31, 2010
4.95	40,000	2.69
9.55	10,000	2.94
11.60	85,666	0.14
18.47	30,000	2.69

	165,666	1.39	11.11

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Three months ended March 31, 2011 and 2010

17.         STOCK-BASED COMPENSATION (CONTINUED)

Stock-based compensation to employee

(ii)
On January 20, 2010, the Board of Directors of TSTC approved to grant 100,000 shares of restricted common stock with three years restriction for sale to certain senior officers of the Company as an incentive compensation for their services rendered in previous years in improving the business result of the Company and their contribution to the success of the Company.

The issuance of 100,000 shares of restricted common stock is accounted for as equity instruments issued in exchange for receipt of services. The stock-based compensation costs are recognized and measured at the quoted price on the date of grant.

For the three-month periods ended March, 2011 and 2010, the Company recognized stock-based compensation in relation to restricted common stock granted to employees of US$Nil and US$2,109,000 respectively.

(iii)
On November 30, 2010, 601,663 shares of stock options were granted to certain eligible employees of the Company as incentive compensation to attract and retain superior personnel for positions of substantial responsibility and to provide them with an additional incentive to contribute to the success of the Company.

The 601,663 shares of stock options are accounted for as equity instruments issued in exchange for receipt of services. Costs are measured at the estimated fair value of the equity instruments issued and recognized as an expense over the employee’s requisite service period.

During the three-month periods ended March 31, 2011 and 2010, no stock option was granted by the Company.

For the three-month periods ended March 31, 2011 and 2010, the Company recognized stock-based compensation in relation to stock options granted to employees of US$452,000 and US$Nil respectively.

A summary of stock option activity as of March 31, 2011 and changes during the three-month periods ended March 31, 2011 is presented below:

	Number of shares	Weighted average exercise price
		US$

Outstanding as of March 31, 2011 and December 31, 2010	601,663	11.04

Vested and exercisable as of March 31, 2011 and December 31, 2010	179,501	11.06

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Three months ended March 31, 2011 and 2010

17.         STOCK-BASED COMPENSATION (CONTINUED)

Stock-based compensation to employee (Continued)

(iii)	The following table sets forth the details of stock options outstanding, vested and exercisable as of March 31, 2011 and December 31, 2010.

	Outstanding			Vested and exercisable
Exercise price	Number of shares	Weighted average exercise price	Weighted average remaining contractual life	Number of shares	Weighted average exercise price
		US$	Years		US$
As of March 31, 2011

10.91	529,663	10.91	9.66	155,501	10.91
12.00	72,000	12.00	9.66	24,000	12.00

	601,663	11.04	9.66	179,501	11.06

As of December 31, 2010
10.91	529,663	10.91	9.91	155,501	10.91
12.00	72,000	12.00	9.91	24,000	12.00

	601,663	11.04	9.91	179,501	11.06

The aggregate intrinsic value of all outstanding stock options and exercisable stock options at March 31, 2011 and December 31, 2010 amounted to US$Nil. There were no options exercised during the three-month periods ended March 31, 2011 and 2010. As of March 31, 2011 and December 31, 2010, the Company had total unrecognized compensation amounting to US$2,108,000 and US$2,560,000 respectively under ASC 718. The unrecognized compensation will be recognized over a weighted average period of approximately 3 years.

18.	RECENT ACCOUNTING PRONOUNCEMENTS

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

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Three months ended March 31, 2011 and 2010

18.	RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310), A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The ASU provide additional guidance or clarification to help the creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purpose of determining whether a restructuring constitutes a troubled debt restricting. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

19.         SUBSEQUENT EVENT REVIEW

On April 29, 2011, Mr. Han completed an initial purchase of 100,000 shares under his Rule 10b5-1 plan (the “Plan”). In accordance with the Plan, Mr. Han purchased 100,000 shares at an average price under $6.00 during the week April 25 to April 29, 2011.

The Company has evaluated subsequent events up to the date that these consolidated financial statements were approved and authorized for issue by the Board of Directors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is management's discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements.  Generally, the words “believe,” “anticipate,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements.  Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected.  Undue reliance should not be place on these forward-looking statements which speak only as of the date hereof.  We undertake no obligation to update these forward-looking statements, except to the extent required by law.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a leading access-network solution provider serving the Chinese market. Since 1997, we have operated in the Chinese market and in 2006, we expanded our marketing efforts to include Vietnam, Indonesia, Malaysia, Thailand and India. In 2007, Beijing Telestone Communication Technology Corp. Ltd. was established as one of our subsidiaries focusing on developing and managing our overseas businesses. Currently, our marketing efforts have expanded to 29 countries around the world, including the U.S., Vietnam, Mexico, Brazil, Russia, India, the Philippines, Thailand, Ireland, Ecuador, Mongolia, South Africa, Turkey, Indonesia, Colombia, Costa Rica, Argentina, the Ukraine, Kazakhstan, Singapore, South Korea, Hong Kong (SAR), Saudi Arabia, New Zealand, Bangladesh, the UAE, Canada and Iceland. Continuous expansion outside of China is one of our core strategies. We believe that the quality of our products and services will allow Telestone to be increasingly competitive internationally.

Our access-network solutions include the research and development (“R&D”) and application of access-network technology. In addition to our homegrown access-network equipment, which includes repeaters, antennas and radio-frequency peripherals, we also offer project design, project management, installation, maintenance and other after-sales services required by our customers. Our access-network solutions were created to further enhance the coverage of mobile telecommunications networks; this is done to improve the quality of reception for mobile phone users. The solutions we provide to the telecommunications industry cover indoor and outdoor environments, including hotels, residential estates, office buildings, airports, exhibition centers, underground stations, highways and tunnels.

In 2008, we launched WFDS™ (as defined below), a new generation of wireless distribution system. WFDS™ is an all-optical network that combines the technologies of both wireless and optical telecommunications. This system supports all mobile telecom networks and various other networks, including WLAN, FTTH, traditional telephone, and video surveillance systems. In 2010, we began generating revenues from WFDS™ installations, and we had completed 316 WFDS™ installations as of December 31, 2010. In addition, our WFDS™ technology provides several important benefits for Telestone and its investors: revenue from WFDS™ has raised our revenue growth rate above that of the past three years; WFDS™ offers an opportunity for us to diversify our customer base; and WFDS™ generates gross margins above our corporate average, in the range of 45% to 50%. WFDS™ also targets a different customer base — property developers and managers — rather than large telecom carriers, and these customers tend to make payments more quickly, which should, over time, reduce our accounts-receivable days’ sales outstanding (“DSOs”), as WFDS™ grows as a percentage of our revenues. Finally, WFDS™ is a technology platform, and we have a pipeline of WFDS™ technologies slated for launch over the next several years.

While we expanded our product portfolio from one purely consisting of RF-based wireless products to one including our Unified Local-Access Solution (“ULAN”) products, our traditional RF-based products still remain a strong growth driver for Telestone, and we received more than 70% of our revenues from RF-based products in 2010. In order to provide a speedy response and a high level of service to our customers, we have established more than 30 locations throughout China.

We are committed to the research and development of wireless communication-related technology. Over 90% of our technology is developed in-house at our research and development center. We employ an experienced and highly trained professional staff of scientists and engineers that concentrate on the invention and further advancement of wireless communication technology. We have over 100 R&D specialists, many of whom are industry experts in telecommunications — all have at least a bachelor’s degree, and 40% have a master’s degree or above. Since its introduction, our innovative WFDS™ technology has received recognition in the telecommunications industry and has won awards and praise from several telecommunications carriers.

We have offices in 30 locations across the PRC, offering sales, project survey, design, project management and installation and maintenance services. We believe that this sales and service strategy enriches our capability to increase our existing customer base in the PRC and enables us to provide timely responses to customers’ inquiries as well as technical and maintenance service upon our customers’ requests. Our sales efforts are neither focused in nor dependent upon any particular region or province of the PRC.

Industry Background

As the mobile market in China continues to mature, mobile operators have begun to invest in the future. In particular, the Chinese telecommunications industry has witnessed accelerated development in recent years with a rapid rollout of 3G network investments as well as commitments to introduce 4G technology by 2011. Such is also evidenced by China Mobile, China Telecom, and China Unicom’s €1.178 billion EUR ($1.625 billion USD) purchase of network and application solutions, and integration and maintenance services from Alcatel-Lucent on November 5, 2010 during the visit of Chinese President Hu Jintao to France.

We also believe that disparate technologies used by mobile carriers in the United States, the continued roll-out of 3G, and the future roll-out of 4G also provide a conducive environment for creating potential demand for our WFDS™ enabled equipment and solutions in the United States.

The Rapid Growth of Wireless Subscribers in China

China has repeatedly expressed a commitment to continuing economic growth, aimed at improving the living standards of its population and at expanding its middle class. This growth has led to increasing urbanization among the Chinese population with migrant workers moving to cities. There is now a growing demand among both enterprises and households in China for improved wireless bandwidth and network performance. China is the largest wireless market in the world with approximately 747 million mobile subscribers. While this number is large, there is still opportunity to expand as the mobile user penetration rate in China is currently relatively low.

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

Wireless Infrastructure Growth Drivers in China

During the 2G era, the majority of mobile traffic was comprised of voice, and hence network coverage mainly focused on breadth rather than on depth. However, as we enter into the 3G era in China, approximately 70% of the 3G traffic is comprised of data. As a result, in-depth network coverage has become 3G operators’ first priority and we believe that the demand for wireless enhancement equipment has become much more important than in the past. We believe that the room for growth in such demand is evident as the population coverage levels of existing 3G networks are still below 70% in most cities currently covered, and less than half of China’s 650 major cities support 3G.

Chinese Government Sponsored 3G Build-Out

Telecommunication capital expenditure is expected to continue to grow in the coming years as the Big-3 (China Unicom, China Mobile, and China Telecom) plan to build out their 3G coverage networks through Chinese government support and incentives. According to MIIT, the Chinese government announced plans to contribute $58.6 billion in 3G upgrades from 2009 to 2011, with $23.6 billion already contributed in 2009, in an effort to extend 3G wireless coverage across nearly all of China. With the Chinese government’s assistance, the Big- 3 have budgeted $70 billion of spending from 2009 to 2011 to deploy 3G networks.

Significant Construction of New Residential and Commercial Properties

In recent years, the real estate market in China has grown at a fast rate – total real estate investment increased at a CAGR of 23% from 1998 – 2009. Demand for new real estate construction is expected to remain healthy going forward as evidenced by an anticipated shortage of supply in 2010. According to China’s National Bureau of Statistics, in 2009, 702 million square meters of commercial and residential properties were constructed, while 937 million square meters of new property rights were sold.  no updates in this part
The Chinese government encourages fair competition among the Big- 3 and cable service providers to give consumers viable choices. As a result, property owners install hardware platforms for the Big-3’s 2G and 3G technologies, cable and Internet networks. This often results in numerous devices being deployed on-site, which is inefficient and costly for property owners. As a result, it is expected that there will be increasing demand by properties owners for equipment that can integrate coverage from the Big- 3 and also provide integrated services in a single platform.

Growth in Mobile Subscribers

Growth in the wireless infrastructure market is also driven by the significant increase in the number of mobile subscribers and in the amount of data transmitted over wireless networks through smart phones in China. This growth results in increasing burdens being placed on the carriers’ wireless infrastructure that can overload the network. Overworked wireless networks result in poor wireless service, slow data transfer rates and dropped calls. In order to alleviate the burdens being put on the wireless infrastructure and to increase wireless network capacity, the Big- 3 continue to deploy and upgrade wireless infrastructure equipment.

Integration of the Three Networks

There is continued growth in the number of users of the Internet, mobile phones and cable/digital TV in China. This trend is causing legacy telecom, Internet, TV/radio networks to become more dependent on each other to provide services to their respective customers. For example, TV networks are integrating with Internet networks to offer IPTV, cable networks are integrating with Internet networks to offer cable Internet, and TV networks are integrating with wireless networks to deliver mobile TV. According to the IChina Research Center, $15.2 billion is expected to be spent on telecommunication upgrades to support the integration.  it’s unclear so we prefer this part to remain the same.

“The Internet of Things”

In China, a budding phenomenon has developed, referred to as “The Internet of Things” in organizations and businesses. The Internet of Things literally translates into “the connection of things”, whether they are products, components or systems, so that individuals can communicate intelligently with one another and can communicate remotely with their home and office computers and home appliances. Everything from home appliances, public infrastructure and facilities, to logistic processes will be assigned an IP address and connected to the Internet of Things through a wireline or wireless connection. This demand is expected to increase the need for wireless infrastructure.

Digital Cable Network Construction

Last year marked the sixth year in the digitization of cable television in China. At the end of 2009, cable subscribers numbered more than 174 million, and digital cable subscribers accounted for about 36% of the total, reaching 62 million. Concurrent with the technology spending required to deliver extras such as HDTV and programming on demand, an emphasis has been placed on innovating cost-effective cables.  2009

Increasing and Evolving Need for Indoor Wireless Coverage

Historically, “indoor wireless” meant only Wi-Fi enabled laptops, but currently, mobile users in China also rely on mobile and smart phones, BlackBerry devices, PDAs, and two-way radios to communicate. All of these devices require indoor wireless coverage to operate effectively. However, while many residential and commercial properties in China may have wireless local-area networks (LAN networks), the vast majority do not have indoor wireless cellular coverage for mobile or smart phones. In order to better serve the needs of their tenants, we expect that property owners will increasingly look to deploy indoor wireless coverage solutions.

Our Solution

We design, engineer and sell RF-based local-access network solutions for indoor and outdoor wireless coverage and WFDS™ solutions for unified local access network coverage. In the past, our focus has been on RF-based local access network solutions, but in the future we expect to leverage our WFDS™ technology to transition our customers to a unified local access network solution. Our WFDS™ solutions are designed for use by property owners of all types of buildings including enterprises, municipalities, small businesses and homes. Our unified local access network WFDS™ solutions integrate multiple access services, have a lower total cost of ownership and provide better wireless coverage.

Unified Local Access Network WFDS™ Solution

We plan to leverage our first-mover advantage with our WFDS™ technology in order to increase our penetration in China and to strengthen our relationships with the Big-3 for whom we believe our WFDS™ solution is a critical component to remain aligned with industry trends and government-sponsored initiatives.

Key benefits of our unified local access network WFDS solution include:

☐
Compatibility with the Big-3’s technologies and integrated services. Our WFDS™ solution is the industry’s first solution capable of providing integrated services on a single integrated platform. Our unified solution approach as well as our commitment to research and development, have strategically positioned us to be a benefactor of the Chinese government’s directive for network convergence.

☐
Reduction in capital expenditures. The combination of integrating services along with the use of our patented fiber-optic technology should enable the Big-3 to significantly reduce their wireless infrastructure capital expenditures.

☐
Reduction in space required. Utilizing our WFDS™ technology, property owners can reduce the installation space required for mobile wireless cable and Internet service by consolidating eleven devices into one. In a single compact, all-optical platform, we offer customers integrated solutions streamlined to meet our customer’s requirements.

☐
Easy to install, use and maintain. Our WFDS™ solution enables a property owner to deploy a single multi-functional platform in a simple and consolidated form factor. WFDS™ is easy to install and is centrally managed, is compatible with 2G and 3G services, and is forward compatible with 4G services.

RF-based Local Access Network Solutions

We provide RF-based local access network solutions to the telecommunications industry for environments including hotels, residential estates, office buildings, airports, exhibition centers, underground stations, highways and tunnels. Our suite of products that we deploy as part of these solutions includes base station and tower mounted amplifiers, antennas, couplers and splitters. Our RF-based products support various 2G and 3G transmission standards, including CDMA, W-CDMA, GSM and TD-SCDMA.

Our Competitive Strengths

We believe that the following competitive strengths enable us to compete effectively and to capitalize on the growth opportunities in our markets:

Strong Research and Development Capabilities

Our R&D capabilities rank among the best in the PRC’s telecommunications industry. We have a robust engineering project- management system and an experienced engineering team. Our research and development center is equipped with the latest equipment and testing facilities, which give our research and development personnel the tools they require to make significant advances in access-network technologies. In addition, we provide our employees with continuing education administered through internal programs. Our R&D team developed our proprietary WFDS™ product, which is one of the leading indoor access-network products in China.

Compared with other traditional wireless distribution systems, our WFDS™ system has many advantages. Firstly, WFDS™ uses optical fiber to transport signals. Based on the low signal-loss characteristic of fiber, through which signals can be transmitted over long distances, the main unit (“MU”) can be placed closer to the signal source, and the remote unit (“RU”) can be placed closer to the subscribers. Therefore, a micro-power signal source can be used, which reduces interference and noise, generates low electromagnetic interference, and expands the coverage area. Secondly, due to the input port of the MU connecting to the signal combiner, WFDS™ systems can support multiple signals’ access and network integration. WFDS™ can provide all broadband communication services access in the 500kHz to 3GHz band for subscribers. Thirdly, due to the fact that each node of the system has the same bandwidth and flow characteristics, WFDS™ can provide the same communication services for every subscriber. WFDS™ systems are also easy to manage and flexible for implementing expansion and upgrades of systems with minimum cost. Our R&D capabilities are recognized and approved by the PRC government and have won accolades such as the Project Certificate of National-level Torch Program and the Project Certificate of Nation-level Spark Program. In addition, a number of our products and systems, several of which have been patented or are patent pending, have been awarded various science and technology honors by PRC provincial and municipal governments. We are focused on increasing our research and development efforts to develop superior and proprietary technologies.  no need to move

Broad and diverse market base

Our business covers a wide region. We have 30 branches throughout China and our business covers approximately 29 countries worldwide.

Experienced marketing staff

We employ a group of experienced telecommunications experts and an experienced and technologically savvy marketing staff in China.

Strong customer relations

We have maintained long-term relationships with China Unicom, China Mobile, China Telecom and China Netcom (which merged with China Unicom in 2008) as customers for approximately 13 years.

Governmental support

As a high-tech enterprise with an established track record, our company enjoys the stimulus plans offered by both China’s industry governmental authorities and by local authorities, including the Ministry of Science and Technology, the Ministry of Industry and Information Technology, the Beijing municipal government and the Administrative Committee of Z-Park.

Our Growth Strategy

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

Seek selective acquisitions and strategic investments

In the domestic market, we intend to maintain strong relationships with Chinese mobile telecommunications carriers and potentially make selective acquisitions in major provincial markets where we do not have a leading market share. Our potential targets are companies that enjoy a leading market position and have strong business networks in their provincial markets, that have strong production capabilities and companies that own applicable value-added products whose customer network platforms adapt to WFDS™. We believe that we will further our penetration into provincial markets and raise our overall market share through selective acquisitions and the promotion of new solutions.

Strengthen international market presence

We plan to focus on increasing our presence in markets outside of the PRC. We will continue to strengthen our presence overseas by leveraging our expertise and leading access-network products and solutions. In the United States, we plan to seek cooperation with peers that have strong research and development abilities, and develop technology and products that are suitable for PRC market. However, we also find partners within the integration business to sell our products, as our products are cost-effective. In developing countries, we only seek cooperation with local integration partners to deliver our access-network solution technologies, whom we utilize as our local product distribution channels.

Description of Products and Engineering Services

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

Competition

Our main domestic competitors are Guangdong Comba, Wuhan Hongxin and China GrenTech.

☐	Guangdong Comba is one of the first Chinese domestic telecom manufacturers. The company is listed on the Hong Kong Stock Exchange under the stock symbol 2342.HK.

☐
Wuhan Hongxin, originally a state-owned enterprise under the management of Wuhan Post & Telecom Academy, has a strong technical background and sales network. Wuhan Hongxin is a large company with a diverse group of products that extend beyond the wireless coverage sector.

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

The telecommunications industry, including certain access-network solution provider services, is highly regulated in the PRC. Regulations issued or implemented by the State-owned Assets Supervision and Administration Commission of the State Council, Ministry of Information Industry of PRC and other relevant government authorities cover many aspects of telecommunications network operations, including entry into the telecommunications industry, the scope of permissible business activities, interconnection and transmission line arrangements, tariff policies and foreign investment.

The principal regulations governing the telecommunications services business in the PRC include:

☐
Telecommunications Regulations (2000), (the “Telecom Regulations”). The Telecom Regulations categorize all telecommunications businesses in the PRC as either infrastructure telecommunications businesses or value-added telecommunications businesses. Under the Telecom Regulations, certain services are classified as being of a value-added nature, including telecommunication information services, online data processing and translation processing, call centers and internet access providers, and require the commercial operator of such services to obtain an operating license. The Telecom Regulations also set forth extensive guidelines with respect to different aspects of telecommunications operations in the PRC.

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

Gross Margin

Our gross margin has been, and will continue to be, affected by a variety of factors, including:

•	product mix and average selling prices;
•	new product introductions and enhancements both by us and by our competitors;
•	demand for our products and services;
•	our ability to attain volume manufacturing pricing from Shijiazhuang Spectrum and our other component suppliers;
•	losses associated with excess and obsolete inventory; and
•	growth in our headcount and other related costs incurred in our professional services organization.

Operating Expenses

Operating expenses consist of sales and marketing expenses, general and administrative expenses, and research and development expenses. The largest component of our operating expenses is personnel costs. Personnel costs consist of salaries, benefits and other compensation for our employees. We had approximately 1200 full-time employees as of March 31, 2011.

Sales and marketing expenses represent the largest component of our operating expenses and primarily consist of sales and marketing expenses, including all related expenses and compensation for sales personnel and travel expenses related to sales of products and market development. We expense sales and marketing expenses as incurred.

We plan to continue to invest strategically in sales and marketing with the intent of adding new customers and increasing penetration within our existing customer base, expanding our domestic and international sales and marketing activities, build brand awareness and sponsor additional marketing events. We expect future sales and marketing expenses to continue to be our most significant operating expenses.

General and administrative expenses primarily consist of compensation for personnel, travel expenses, materials expenses related to ordinary administration, fees for professional services, and provisions for doubtful accounts.  .

Research and development expenses primarily consist of compensation for research and development staff, material expenses, travel expenses and facility expenses. We are devoting substantial resources to the continued development of additional functionality for existing products and the development of new products. We intend to continue to invest in our research and development efforts because we believe they are essential to maintaining our competitive position. The dollar amount invested in our research and development activities will increase as we continue to increase our revenue. However, as a percentage of revenue, research and development costs are expected to remain relatively low.

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

Income Tax Expense

Income tax expense is computed based on pre-tax income included in the condensed consolidated statement of operations. Income taxes have been provided, using the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities and their reported amounts. The tax consequences of those differences are classified as current or non-current based upon the classification of the related assets or liabilities in the condensed consolidated financial statements.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These accounting principles require us to make estimates and judgments that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our condensed consolidated financial statements will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition, foreign currency translation, inventory valuation, allowances for doubtful accounts, and goodwill.

Revenue Recognition

Our revenue is derived primarily from two sources: (1) product revenue and  (2)  professional services revenue.

Product revenue represents the contracted value of goods, net of value-added tax (“VAT”) and returns. The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery occurs, the fee is fixed or determinable, and collectability is probable. Professional service revenue is recognized when the service is performed and accepted by the customer.

As part of professional services, the Company provides installation services for certain sales of equipment under fixed-price contracts. Revenues from these fixed-price service contracts are recognized on the completed-contract method. Under the completed-contract method, revenue and costs of individual contracts are included in operations in the year during which they are completed. Losses expected to be incurred on contracts in progress are recognized in the period such losses are determined. This method is used because the contract is completed within a short period of time, and the financial position and results of operations do not vary significantly from those that would result from using the percentage-of-completion method. A contract is considered completed upon completion of all essential contract work and once the installation has been accepted by the customer.

Foreign Currency Translation

All major subsidiaries of the Company consider Renminbi as their functional currency as a substantial portion of their business activities is conducted in Renminbi. However, the Company has chosen the United States dollar as its reporting currency.

Transactions in currencies other than the functional currency during the year are translated into the functional currency at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at the applicable rates of exchange in effect at the balance sheet date. Exchange gains and losses are recorded in the condensed consolidated statements of operations.

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

RESULTS OF OPERATIONS

Our operating results are presented for the quarter ended March 31, 2011, as compared to the quarter ended March 31, 2010.

The following is the statement of our operations for the three months ended March 31, 2011 and 2010.

Item	2011 Q1		2010 Q1		Comparisons
	$'000	% of revenue	$'000	% of revenue	$'000%
Revenue	14472		11132		3340	30.0%
Equipment and services costs	7874	54.41%	6193	55.63%	1681	27.1%
Gross profit	6598	45.59%	4939	44.37%	1659	33.6%
Sales and marketing expenses	2131	14.72%	2728	24.51%	-597	-21.9%
General and administrative expenses	2005	13.85%	2934	26.36%	-929	-31.7%
Research and development expenses	248	1.71%	224	2.01%	24	10.7%
Depreciation and Amortization	102	0.70%	71	0.64%	31	43.7%
Interest expenses	149	1.03%	126	1.13%	23	18.3%
Other income, net	203	1.40%	335	3.01%	-132	-39.4%
Net Income before income tax	2166	14.97%	-809	-7.27%	2975	367.7%
Income tax	547	3.78%	321	2.88%	226	70.4%
Net income	1619	11.19%	-1130	-10.15%	2749	243.3%

Revenue

We derive our revenues primarily from capital expenditures made by the PRC’s telecommunications carriers. Our operating revenues are composed of sales of wireless equipment and service sales that include system integration, engineering services, technical support, wireless network optimization and network maintenance.

For the three months ended March 31, 2011, our revenue was $14.5 million, representing an increase of 30% from the same period in 2010.

Revenue Breakdown

Three months ended March 31, 2011 and 2010:

	2011 Q1		2010 Q1		Growth
	$'000	% of revenue	$'000	% of revenue	$'000%
Product sales	6992	48.3%	5100	45.8%	1892	37.1%
Service sales	7480	51.7%	6032	54.2%	1448	24.0%
Total	14472		11132		3340	30.0%

For the three months ended March 31, 2011, revenue generated from product sales was $7.0 million, representing an increase of 37.1% from the same period in 2010. The increase in product revenue was primarily attributable to increases in sales of WFDS™ systems. WFDS™ system sales continue to grow as our WFDS™ solutions continue to gain market traction and as the associated projects tend to be relatively large.

For the three months ended March 31, 2011, revenue generated from professional services was $7.5 million, representing an increase of 24.0% from the same period in 2010. Our marketing performance is developing at a steady rate.

Breakdown by Customers

Three months ended March 31, 2011 and 2010:

	2011 Q1		2010 Q1		Growth
	$’000	% of revenue	$’000	% of revenue	$’000%
China Mobile	6260	43.2%	8910	80.0%	-2650	-29.7%
China Unicom	5409	37.4%	1083	9.8%	4326	399.4%
China Telecom	895	6.2%	947	8.5%	-52	-5.5%
Others	1876	13%	0	0%	1876	—
Overseas	32	0.2%	192	1.7%	-160	-83.3%
Total	14472		11132		3340	30.0%

Revenues from the wireless telecom carriers were the Company’s major source of revenue during the three months ended March 31, 2011, and the majority of such revenues were generated from China Mobile and China Unicom.

For the three months ended March 31, 2011, our revenues generated from China Mobile accounted for 43.2% of our total revenue. Our revenue generated from China Unicom accounted for 37.4% of total revenue, representing an increase of 399.4% compared to the same period in 2010. The increased revenues from China Unicom were mainly attributable to the significant increase of revenue from Beijing Unicom, Hebei Unicom, Gansu Unicom and our new customer Anhui Unicom during the first three months in 2011.

 Breakdown by Type of technology

	2011 Q1		2010 Q1		Growth
	$’000	% of revenue	$'000	% of revenue	$'000%
WFDS™ product	3330	23.00%	2930	26.32%	400	13.65%
Traditional product	11142	77.00%	8202	73.68%	2940	35.85%
Total	14472	100%	11132	100%	3340	30.00%

For the three months ended March 31, 2011, the revenue of our most competitive WFDS™ product was $3,330,000, contributing 23.0% of the total revenues in Q1, representing an increase in sales of 13.65%, compared to the same period of 2010.
Sales of our WFDS™ product are developing at a steady rate.

Gross Profit

Our gross profit was $6,598,000 in the three months ended March 31, 2011, representing an increase of 33.6% as compared to the same period in 2010.

For the three months ended March 31, 2010 and 2011, a tabular summary of our gross profit is presented below:

	2011 Q1		2010 Q1		Growth
	$’000	% of revenue	$'000	% of revenue	$'000%
Revenue	14472		11132		3340	30%
Equipment and services costs	7874	54.41%	6193	55.63%	1681	27.1%
Gross profit	6598	45.59%	4939	44.37%	1659	33.6%

Equipment and service costs.

Equipment and service costs were approximately $7,874,000 or 54.41% of revenue for the three month ended March 31, 2011, as compared to $6,193,000, or 55.63% of revenue for the same period in 2010, an increase of approximately 27.1%.

Gross profit ratio.

Our gross profit ratio was 45.59% in the first quarter of 2011, as compared to 44.37% in the first quarter of 2010. Our gross profit ratio was stable.

Operating Expenses

Three months ended March 31, 2011 and 2010:

	2011Q1		2010 Q1		Growth
	$’000	% of revenue	$'000	% of revenue	$'000%
Sales and Marketing expenses	2131	14.72%	2728	24.51%	-597	-21.9%
General and Administrative expenses	2005	13.85%	2934	26.36%	- 929	-31.7%
Research and Development expenses	248	1.71%	224	2.01%	24	10.7%
Depreciation and Amortization	102	0.70%	71	0.64%	31	43.7%
Total	4486	30.98%	5957	53.52%	-1471	-24.7%

Operating expenses mainly include sales and marketing expenses, general and administrative expenses and research and development expenses.

Sales and Marketing expenses.

Sales and marketing expenses were approximately $2,131,000 or 14.72% of our revenue for the three months ended March 31, 2011, as compared to $2,728,000, or 24.51% of our revenue for the same period in 2010. The decrease of sales and marketing was mainly due to a decrease in stock-based compensation expenses of approximately $492,000.

General and Administrative expenses.

General and administrative expenses were $2,005,000 or 13.85% of our revenue for the three months ended March 31, 2011, as compared to $2,934,000 or 26.36% of revenue for the same period in 2010.

The decrease in general and administrative expenses was mainly due to the decrease in stock-based compensation expenses from the issuance of shares in 2010 amounting to $2,109,000, partly offset by the stock option expense recognized in this quarter of $452,000 and the increase in rental expenses following the relocation of the Company’s headquarter in late 2010.

Research and Development expenses.

Research and development expenses were $248,000 or 1.71% of revenues for the three months ended March 31, 2011, as compared to $224,000, or 2.01% of revenues for the same period in 2010. The R&D expenses increased by 10.7%, but the proportion of R&D expenses to revenue remained at a relatively low level.

Interest Expense

	2011 Q1		2010 Q1		Growth
	$’000	% of revenue	$'000	% of revenue	$'000%
Interest expenses	149	1.03%	126	1.13%	23	18.3%

The increase of the interest expense in 2011 was due to more interest paid on short-term loans. The Company’s short-term loans totaled $11,100,000 as of March 31, 2011, as compared to $5,850,000 as of March 31, 2010, an increase of 89.74%.

Net Income

The net profit margin was 11.19% for the three month ended March 31, 2011, as compared to (10.15)% in 2010. The increase of the net profit margin was mainly due to the effect caused by the lack of stock-based compensation during the first quarter of 2010 from the issuance of shares and warrants that the Company incurred during the same period of 2010.

LIQUIDITY AND CAPITAL RESOURCES

We generally finance our operations from cash flow generated internally and short-term bank loans. As of March 31, 2011, we had current assets of $234,446,000. Our current assets were comprised of: inventories of $4,761,000, accounts receivable of $197,977,000, prepayments of $1,797,000, other current assets of $1,929,000, and cash and cash equivalents of $26,504,000. Current liabilities were comprised of: accounts payable of $42,358,000, tax payables of $14,235,000, short-term loans of $11,100,000, customer deposits for sales of equipment of $2,157,000, amounts due to related parties of $1,763,000 and other payables and accruals of $51,169,000.

Our net cash used in operating activities was $5,623,000 for the three months ended March 31, 2011. As of March 31, 2011, cash and cash equivalents were $26,504,000, current assets were $234,446,000 and current liabilities were $122,782,000, reflecting a current ratio (current assets/current liabilities) of 1.91:1.

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

As of March 31, 2011, our cash and bank balances are mainly denominated in RMB and U.S. Dollars, while our bank borrowings are mainly denominated in RMB. Our revenue, expenses, assets and liabilities are mainly denominated in RMB and U.S. Dollars.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

CONTINGENT LIABILITIES

We recognize our revenue upon the completion of contracts and have made full tax provision in accordance with relevant national and local laws and regulations of the PRC. A contract is considered completed upon completion of all essential contract work and when installation has been accepted by the customer. It is the common practice in the PRC that invoices are not issued to customers until payments are received. We follow the practice of reporting our revenue for PRC tax purposes when invoices are issued. All unbilled revenue will become taxable when invoices are issued. Despite the fact that we have made full tax provision in the financial statements, we may be subject to surcharge and penalty for the deferred reporting of tax obligations. The Board of Directors considers it unlikely that the surcharge and tax penalty will be imposed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting company.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Under supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”); and whether any change has occurred in the Company’s internal control over financial reporting pursuant to Exchange Act Rules 13a-15(d) and 15d-15(d). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective due to the fact that the material weaknesses in the Company’s internal control over financial reporting described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 have not been remediated as of the Evaluation Date, although steps have been taken toward remediation during the quarter ended March 31, 2011.

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

(b) Changes in internal control over financial reporting

During the quarter ended March 31, 2011, there were no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TELESTONE TECHNOLOGIES CORPORATION

Date: May 16, 2011	By:	/s/ Han Daqing
Han Daqing, Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2011	By:	/s/ Yu Xiaoli
Yu Xiaoli, Chief Financial Officer
(Principal Financial Officer)