Form 10-Q
period 2011-06-30
TELESTONE TECHNOLOGIES CORP
filed 2011-08-15
CIK 817129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended June 30, 2011

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☐    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 15, 2011, 12,333,264 shares of the Issuer’s $.001 par value common stock were outstanding.

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

ITEM 1. FINANCIAL STATEMENTS

Telestone Technologies Corporation
Condensed Consolidated Statements of Operations and Other Comprehensive Income
Three months and six months ended June 30, 2011 and 2010

		Three months ended June 30,		Six months ended June 30,
		2011	2010	2011	2010
	Note	US$’000	US$’000	US$’000	US$’000
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating revenues:
Net sales of equipment		8,834	7,060	15,826	12,160
Service income		15,503	9,559	22,983	15,591

Total operating revenues		24,337	16,619	38,809	27,751

Cost of operating revenues:
Cost of net sales		5,305	3,998	9,136	6,868
Cost of service		8,398	5,123	12,441	8,446

Total cost of operating revenues		13,703	9,121	21,577	15,314

Gross income		10,634	7,498	17,232	12,437

Operating expenses:
Sales and marketing		3,026	4,176	5,157	6,904
General and administrative		1,360	882	3,365	3,816
Research and development		620	191	868	415
Depreciation and amortization		120	81	222	152

Total operating expenses		5,126	5,330	9,612	11,287

Operating income		5,508	2,168	7,620	1,150
Interest expense		(187)	(134)	(336)	(260)
Other income, net		121	194	324	529

Income before income taxes		5,442	2,228	7,608	1,419
Income taxes		(918)	(508)	(1,465)	(829)

Net income		4,524	1,720	6,143	590

Other comprehensive income
Foreign currency translation adjustment		1,911	-	1,911	-

Total comprehensive income		6,435	1,720	8,054	590

Earnings per share:	3

Weighted average number of common stock outstanding
Basic		12,333,264	10,549,143	12,333,264	10,531,304
Effect of dilutive warrants and stock options		8,571	-	12,690	21,647

Diluted		12,341,835	10,549,143	12,345,954	10,552,951

		US$	US$	US$	US$
Net income per share of common stock
Basic		0.37	0.16	0.50	0.06
Diluted		0.37	0.16	0.50	0.06

Telestone Technologies Corporation
Condensed Consolidated Balance Sheets
As of June 30, 2011 and December 31, 2010
		As of June 30,	As of December 31,
		2011	2010
	Note	US$’000	US$’000
		(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents		19,905	31,020
Accounts receivable, net of allowance	5	206,318	192,487
Due from related parties	14	1,509	2,018
Inventories, net of allowance	10	7,222	3,123
Prepayments		1,661	1,748
Other current assets		4,240	1,630

Total current assets		240,855	232,026

Goodwill	6	3,119	3,119
Property, plant and equipment, net	7	1,906	1,565
Lease prepayment	8	2,555	2,528

		7,580	7,212

Total assets		248,435	239,238

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term bank loans	9 & 14	10,368	9,846
Accounts payable – Trade		43,266	40,685
Customer deposits for sales of equipment		2,482	2,089
Due to related parties	14	1,801	3,977
Income tax payable		15,336	13,760
Accrued expenses and other accrued liabilities		49,374	52,031

Total current liabilities		122,627	122,388

Commitments and contingencies	15

Stockholders’ equity:
Preferred stock, US$0.001 par value, 10,000,000 shares authorized, no shares issued		-	-
Common stock and paid-in-capital, US$0.001 par value: Authorized – 100,000,000 shares as of June 30, 2011and December 31, 2010
Issued and outstanding – 12,233,264 shares as of June 30, 2011 and December 31, 2010	13	12	12
Additional paid-in capital		43,954	43,050
Dedicated reserves		5,115	5,115
Other comprehensive income		10,348	8,437
Retained earnings		66,379	60,236

Total stockholders’ equity		125,808	116,850

Total liabilities and stockholders’ equity		248,435	239,238

Telestone Technologies Corporation
Condensed Consolidated Statements of Cash Flows
Six months ended June 30, 2011 and 2010

	Six months ended June 30,
	2011	2010
	US$’000	US$’000
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	6,143	590
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	222	152
Loss on disposal of property, plant and equipment	3	-
Stock-based compensation	904	2,701
Changes in assets and liabilities:
Accounts receivable	(9,694)	(11,972)
Inventories	(4,032)	(1,933)
Prepayments	124	465
Other current assets	(2,411)	370
Accounts payable	1,713	2,854
Customer deposits for sales of equipment	348	7
Due to related parties	(1,829)	1,379
Income tax payable	1,283	963
Accrued expenses and other accrued liabilities	(3,898)	1,102

Net cash used in operating activities	(11,124)	(3,322)

Cash flows from investing activities
Purchase of property, plant and equipment	(505)	(173)

Net cash used in investing activities	(505)	(173)

Cash flows from financing activities
Repayment of short-term bank loans	(3,868)	(3,656)
Short-term bank loans raised	4,180	3,656

Net cash from financing activities	312	-

Net decrease in cash and cash equivalents	(11,317)	(3,495)

Cash and cash equivalents, beginning of the period	31,020	11,233

Effect on exchange rate changes	202	-

Cash and cash equivalents, end of the period	19,905	7,738

Supplemental disclosure of cash flow information
Interest received	24	29
Interest paid	(314)	(195)
Tax paid	(120)	(221)

Telestone Technologies Corporation
Notes to Condensed Consolidated Financial Statements
Three months and six months ended March 31, 2011 and 2010

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

On October 8, 2007, BTWTC established a wholly-owned subsidiary company, Beijing Telestone Communication Technology Company Limited (“BTCTC”)(note), with operating period of 20 years until October 7, 2027. The principal activity of BTCTC is developing and managing the business operations of the Company outside the PRC.

Telestone Technologies Corporation
Notes to Condensed Consolidated Financial Statements
Three months and six months ended March 31, 2011 and 2010

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

On December 14, 2009, Beijing Telestone established a wholly-owned subsidiary, Guan Telestone Telecommunication Technologies Company Limited (“Guan Telestone”)(note) in Guan, Hebei Province, the PRC with operating period of 20 years until December 13, 2029. Guan Telestone has been inactive since its incorporation and management plans to develop a research and development center and a manufacturing plant of telecommunication equipment in Guan County through Guan Telestone. Currently, Guan Telestone holds a land use right in Guan County for future development.

In this report, TSTC, SMI, Beijing Telestone, BTWTC, Guolian, Pan-pacific, BTCTC and Guan Telestone are collectively referred to as the “Company”.

Note:	These are direct translations of names in Chinese for identification purposes only and are not the official names in English.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
These unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission ("SEC") rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2011 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("USA") have been condensed or omitted. The balance sheet as of December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form-10K for the year ended December 31, 2010 filed on March 31, 2011. The results of operations for the three-month and six-month periods ended June 30, 2011 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2011.

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
Three months and six months ended March 31, 2011 and 2010

3.	EARNINGS PER SHARE

The Company reports earnings per share in accordance with ASC Topic 260 – Earnings Per Share (ASC 260). ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.

Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding during each period presented and included the 100,000 shares of restricted common stock not yet issued as of June 30, 2011 (see note 13).

Diluted earnings per share is computed based on net income attributable to stockholders and the weighted average number of shares of common stock outstanding during each period presented, adjusted for the effect of the dilutive common stock equivalents outstanding during the periods presented.

The dilutive effect of warrants and stock options to purchase common stock outstanding during the six-month periods ended June 30, 2011 and 2010 is reflected in the calculation of diluted earnings per share by applying the treasury stock method. Any anti-dilutive effect of the warrants and stock options is excluded from calculation of the earnings per share.

For the three-month and six-month periods ended June 30, 2011, 40,000 shares of warrants are dilutive and included in the weighted-average number of common stock outstanding for calculation of diluted earnings per share. Another 40,000 shares of warrants and 601,663 shares of stock options are anti-dilutive.

For the three-month period ended June 30, 2010, all warrants outstanding are anti-dilutive, so there is no dilutive effect of warrants in the calculation of diluted earnings per share. For the six-month period ended June 30, 2010, 85,666 shares of warrants are dilutive and included in the weighted-average number of common stock outstanding for calculation of diluted earnings per share. Another 40,000 shares of warrants are anti-dilutive.

4.	OPERATING RISK

(a)	Concentration of major customers and suppliers

	Six months ended June 30,
	2011	2010
	US$’000	US$’000
	(Unaudited)	(Unaudited)
Major customers with revenues of more than 10% of the Company’s total operating revenues
Revenues from major customers	33,277	27,132
Percentage of operating revenues	86%	98%
Number	2	3

Major suppliers with purchases of more than 10% of the Company’s purchases
Purchases from major suppliers	6,940	913
Percentage of purchases	52%	10%
Number	2	1

Telestone Technologies Corporation
Notes to Condensed Consolidated Financial Statements
Three months and six months ended March 31, 2011 and 2010

4.	OPERATING RISK (CONTINUED)

(a)	Concentration of major customers and suppliers (continued)

Accounts receivable related to the Company’s major customers comprised 88% and 98% of the total accounts receivables as of June 30, 2011 and December 31, 2010 respectively.

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

Telestone Technologies Corporation
Notes to Condensed Consolidated Financial Statements
Three months and six months ended March 31, 2011 and 2010

5.	ACCOUNTS RECEIVABLE

	As of June 30, 2011	As of December 31, 2010
	US$’000	US$’000
	(Unaudited)

Completed contracts	200,761	181,649
Retentions	13,555	18,701

	214,316	200,350
Allowance for doubtful accounts	(7,998)	(7,863)

	206,318	192,487

Of the retentions balance as of June 30, 2011 and December 31, 2010, approximately US$537,000 and US$888,000 respectively are due to be paid by the debtors after one year.

The movement in the allowance for doubtful accounts represents exchange rate re-alignment.

6.	GOODWILL

Goodwill acquired in connection with the acquisition of Guolian and Pan-pacific by BTWTC on July 5, 2008 represented the excess of the purchase cost over the fair value of identifiable net assets acquired at acquisition date. Goodwill is tested at least annually for impairment in accordance with ASC Topic 350 – Intangibles – Goodwill and other.

7.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are summarized as follows:
	Estimated useful life	As of June 30, 2011	As of December 31, 2010
	(in years)	US$’000	US$’000
		(Unaudited)

Buildings	30	330	323
Leasehold improvement	5	171	168
Plant and machinery	5	924	797
Office equipment	5	1,616	1,395
Motor vehicles	5	1,015	948
Construction in progress		154	-

		4,210	3,631
Accumulated depreciation		(2,304)	(2,066)

		1,906	1,565

Telestone Technologies Corporation
Notes to Condensed Consolidated Financial Statements
Three months and six months ended March 31, 2011 and 2010

7.	PROPERTY, PLANT AND EQUIPMENT, NET (CONTINUED)

Construction-in-progress consists of factories and office buildings under construction and includes the costs of construction incurred during the period of construction or installation. No provision for depreciation is made on construction-in-progress until such time as the relevant assets are completed and ready for their intended use.

8.	LEASE PREPAYMENTS, NET

	As of June 31,	As of December 31,
	2011	2010
	US$’000	US$’000
	(Unaudited)

Prepaid land use rights	2,635	2,580
Accumulated amortization	(80)	(52)

	2,555	2,528

Lease prepayment as of June 30, 2011 and December 31, 2010 represented the land use rights for a piece of land located in Guan County, Hebei Province, the PRC. The land use rights will expire in 2059.

The prepaid land use rights have been pledged to a bank in the PRC as collateral for short-term bank loans (Note 9).

The movement in the cost of prepaid land use rights represents exchange rate re-alignment.

9.	SHORT-TERM BANK LOANS

As of June 30, 2011 and December 31, 2010, the balance included bank loans of RMB67 million and RMB 65 million respectively, equivalent to approximately US$10.37 million and US$9.85 million respectively, which bear interest to be charged quarterly at the standard short-term borrowing rate as stipulated by the People’s Bank of China on the date of the first withdrawal. The loans are wholly repayable within one year and secured by guarantees provided by a third party guaranty company.

The guarantee provided by the independent guaranty company is secured by the following:

(a)
Accounts receivable of the Company with an aggregate carrying value as of June 30, 2011 and December 31, 2010 amounting to RMB177.18 million and RMB95.43 million, equivalent to approximately US$27.41 million and US$14.45 million, respectively;

(b)	Motor vehicles of the Company with an aggregate carrying value as of December 31, 2010 amounting to RMB0.97 million, equivalent to approximately US$0.15 million;

(c)
Land use rights of the Company with a carrying value as of June 30, 2011 and December 31, 2010 amounting to RMB16.52 million and RMB16.68 million, equivalent to approximately US$2.56 million and US$2.53 million, respectively;

(d)	Personal guarantee provided by Mr. Daqing Han, Telestone’s Chairman and Chief Executive Officer (“Mr. Han”); and

(e)	Personal real estate property and securities of the Company held by Mr. Han.

Telestone Technologies Corporation
Notes to Condensed Consolidated Financial Statements
Three months and six months ended March 31, 2011 and 2010

10.	INVENTORIES

Inventories consisted of the following:
	As of June 30, 2011	As of December 31, 2010
	US$’000	US$’000
	(Unaudited)

Raw materials	1	1
Finished goods and parts	7,683	3,574

	7,684	3,575
Provision for slow-moving and obsolete items	(462)	(452)

	7,222	3,123

11.	INCOME TAXES

TSTC and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which each entity is domiciled.

TSTC had net operating losses carried-forward for income tax reporting purposes that might be offset against future taxable income. The use of these net operating losses carried-forward is severely limited when TSTC experiences a change in control.  Therefore, following the re-capitalization in August 2005, the amount available to offset future taxable income is limited. No tax benefit has been reported in the financial statements, because TSTC believes that it is more likely than not that the tax loss carry-forward will finally expire and therefore cannot be used.  Accordingly, the potential tax benefits of the loss carry-forward are offset by a valuation allowance of the same amount.

No provision for withholding or United States federal or state income taxes or tax benefits on the undistributed earnings and/or losses of the Company's subsidiaries has been made as the earnings of these subsidiaries, in the opinion of the management, will be reinvested indefinitely.

The Company’s income is principally generated in the PRC by Beijing Telestone, BTWTC, BTCTC, Guan Telestone, Guolian and Pan-pacific. All these entities are subject to enterprise income tax (“EIT”) in the PRC at the following applicable rates:

Unified EIT rate	25%
Small scale / low profit enterprises	20%
High / new technology enterprises (“Hi-tech enterprises”)	15%

Beijing Telestone and BTWTC are qualified as Hi-tech enterprises under the current Enterprise Income Tax Law in the PRC, so they enjoy the preferential tax rate of 15% in the PRC for a three-year period commencing from the year 2009. All other entities including BTCTC, Guolian and Pan-pacific are subject to the unified tax rate of 25% for the six-month periods ended June 30, 2011 and 2010.

Income tax expenses, comprising EIT, have been provided at the applicable rates on the respective subsidiaries’ / VIE’s estimated assessable income arising in the PRC during the periods.

Telestone Technologies Corporation
Notes to Condensed Consolidated Financial Statements
Three months and six months ended March 31, 2011 and 2010

12.	SEGMENT INFORMATION

During the periods ended June 30, 2011 and 2010, all revenues of the Company are from its network installation and optimization services and trading of wireless telecommunication equipment. No financial information by business segment is presented.

As the Company operates mainly in the PRC and over  99% of its revenue during the periods ended June 30, 2011 and 2010 are from the PRC and almost all of the Company’s assets are located in the PRC, no geographical segment analysis is presented.

13.	COMMON STOCK

TSTC had 12,233,264 shares of outstanding common stock as of June 30, 2011 and December 31, 2010.

On December 31, 2010, the Board of Directors of TSTC approved a grant of 100,000 shares of restricted common stock with two years restriction for sale to certain senior officers of the Company as incentive compensation for their services rendered in previous years in improving the business result of the Company and their contribution to the success of the Company. As of June 30, 2011 and December 31, 2010, the 100,000 shares of restricted common stock have not yet been issued.

14.	RELATED PARTY TRANSACTIONS

Summary of related party transactions
	Note	As of June 30, 2011	As of December 31, 2010
		US$’000	US$’000
		(Unaudited)
Due from related parties
Employees	a	-	540
Ex-stockholders of SMI/Guolian	b	1,509	1,478

		1,509	2,018

Due to related parties
Directors	a	245	2,454
Ex-stockholders of Beijing Telestone/Guolian	b	1,556	1,523

		1,801	3,977

Guarantor of short term loan
A director	9	10,368	9,846

Note:

(a)	The amounts due from employees and due to directors represent unsecured advances made to / from those parties from time to time. These amounts are interest free and repayable on demand.

Telestone Technologies Corporation
Notes to Condensed Consolidated Financial Statements
Three months and six months ended March 31, 2011 and 2010

14.	RELATED PARTY TRANSACTIONS (CONTINUED)

Note: (continued)

(b)
The amounts due to ex-stockholders of Beijing Telestone represented the consideration arising from the consummation of the business combination. The ex-stockholders of SMI had represented that they had fully settled the amount with the ex-stockholders of Beijing Telestone and also undertaken to fully indemnify SMI against any claims from the ex-stockholders of Beijing Telestone (the “Undertaking”). However, an ex-stockholder of Beijing Telestone has initiated a lawsuit against SMI alleging that the consideration amount has not been settled. The court hearing commenced on May 10, 2006 and finalized on December 19, 2006. A verdict has been issued by the Second Intermediate People’s Court of Beijing (“北京市第二中級人民法院”) and announced that SMI and Beijing Telestone are not required to compensate the ex-stockholder of SMI.  On October 23, 2007, another verdict was issued by the High People’s Court of Beijing (“北京市高級人民法院”) to announcing that the verdict from the Second Intermediate People’s Court of Beijing was upheld and SMI was not required to compensate the ex-shareholder. The movement of the balances represented exchange rate re-alignment.

15.	COMMITMENTS AND CONTINGENCIES

The Company recognizes its revenue upon the completion of contracts and has made full tax provision in accordance with relevant national and local laws and regulations of the PRC.  A contract is considered as completed upon completion of all essential contract work and the installation has been accepted by the customer. It is the common practice in the PRC that invoices are not issued to customers until payments are received. The Company follows the practice of reporting its revenue for PRC tax purposes when invoices are issued. All unbilled revenue will become taxable when invoices are issued. For PRC tax reporting purpose, the PRC subsidiaries of the Company recognize revenue on an “invoice basis” instead of when goods are delivered and services are rendered. This is not in strict compliance with the relevant laws and regulations.  Accordingly, despite the fact that the PRC subsidiaries of the Company had made full tax provision in the financial statements, these PRC subsidiaries may be subject to penalties for the deferred reporting of tax obligations. The exact amount of penalties cannot be estimated with any reasonable degree of certainty.  The board of directors considers it is more-likely-than-not that tax penalties will not be imposed.

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

On November 30, 2010, stock options to subscribe for a total of 601,663 shares were granted to certain eligible employees of the Company (Note 17(iii)).

Telestone Technologies Corporation
Notes to Condensed Consolidated Financial Statements
Three months and six months ended March 31, 2011 and 2010

17.	STOCK-BASED COMPENSATION

The following table sets forth a summary of the nature of stock-based compensation recognized for the three-month and six-month periods ended June 30, 2011 and 2010.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	US$’000	US$’000	US$’000	US$’000
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Warrants (i)	-	-	-	492
Restricted stock (ii)	-	100	-	2,209
Stock options (iii)	452	-	904	-

	452	100	904	2,701

The table below sets forth the functional classification of stock-based compensation recognized for the three-month and six-month periods ended June 30, 2011 and 2010.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	US$’000	US$’000	US$’000	US$’000
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales and marketing	-	-	-	492
General and administrative	452	100	904	2,209

	452	100	904	2,701

No tax benefit was recognized for the stock-based compensation recorded for the three-month and six-month periods ended June 30, 2011 and 2010.

Telestone Technologies Corporation
Notes to Condensed Consolidated Financial Statements
Three months and six months ended March 31, 2011 and 2010

17.	STOCK-BASED COMPENSATION (CONTINUED)

Stock-based compensation to non-employees (Continued)

(i)	During the period ended June 30, 2011, no warrants were granted by the Company.

During the period ended June 30, 2010, 40,000 shares of warrants were granted to a service provider as part of the cost of services.

For the six-month periods ended June 30, 2011 and 2010, the Company recognized stock-based compensation in relation to warrants granted to non-employees of US$Nil and US$492,000 respectively.

The following table summarizes activities of the warrants:
Number of shares

Warrants outstanding and exercisable as of January 1, 2011	165,666

Expired on February 19, 2011	(85,666)

Warrants outstanding and exercisable as of June 30, 2011	80,000

The following table sets forth the details of warrants outstanding, vested and exercisable as of June 30, 2011 and December 31, 2010.

	Outstanding, Vested and Exercisable
Exercise price	Number of shares	Weighted average remaining contractual life	Weighted average exercise price
US$		Years	US$

As of June 30, 2011
4.95	40,000	2.20
9.55	10,000	2.44
18.47	30,000	2.20

	80,000	2.23	10.60

Telestone Technologies Corporation
Notes to Condensed Consolidated Financial Statements
Three months and six months ended March 31, 2011 and 2010

17.	STOCK-BASED COMPENSATION (CONTINUED)

Stock-based compensation to non-employees (Continued)

	Outstanding, Vested and Exercisable
Exercise price	Number of shares	Weighted average remaining contractual life	Weighted average exercise price
US$		Years	US$

As of December 31, 2010
4.95	40,000	2.69
9.55	10,000	2.94
11.60	85,666	0.14
18.47	30,000	2.69

	165,666	1.39	11.11

Stock-based compensation to employees

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

For the six-month periods ended June 30, 2011 and 2010, the Company recognized stock-based compensation in relation to restricted common stock granted to employees of US$Nil and US$2,209,000 respectively.

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

Telestone Technologies Corporation
Notes to Condensed Consolidated Financial Statements
Three months and six months ended March 31, 2011 and 2010

17.	STOCK-BASED COMPENSATION (CONTINUED)

Stock-based compensation to employees (Continued)

(iii)	(continued)

During the six-month periods ended June 30, 2011 and 2010, no stock option was granted by the Company.

For the six-month periods ended June 30, 2011 and 2010, the Company recognised stock-based compensation in relation to stock options granted to employees of US$904,000 and US$Nil respectively.

A summary of stock option activity as of June 30, 2011 and changes during the six-month periods ended June 30, 2011 is presented below:

	Number of shares	Weighted average exercise price
		US$

Outstanding as of June 30, 2011 and December 31, 2010	601,663	11.04

Vested and exercisable as of June 30, 2011 and December 31, 2010	179,501	11.06

The following table sets forth the details of stock options outstanding, vested and exercisable as of June 30, 2011 and December 31, 2010.

	Outstanding			Vested and exercisable
Exercise price	Number of shares	Weighted average exercise price	Weighted average remaining contractual life	Number of shares	Weighted average exercise price
		US$	Years		US$
As of June 30, 2011

10.91	529,663	10.91	9.41	155,501	10.91
12.00	72,000	12.00	9.41	24,000	12.00

	601,663	11.04	9.41	179,501	11.06

Telestone Technologies Corporation
Notes to Condensed Consolidated Financial Statements
Three months and six months ended March 31, 2011 and 2010

17.	STOCK-BASED COMPENSATION (CONTINUED)

Stock-based compensation to employees (Continued)

(iii)	(continued)

	Outstanding			Vested and exercisable
Exercise price	Number of shares	Weighted average exercise price	Weighted average remaining contractual life	Number of shares	Weighted average exercise price
		US$	Years		US$

As of December 31, 2010
10.91	529,663	10.91	9.91	155,501	10.91
12.00	72,000	12.00	9.91	24,000	12.00

	601,663	11.04	9.91	179,501	11.06

The aggregate intrinsic value of all outstanding stock options and exercisable stock options at June 30, 2011 and December 31, 2010 amounted to US$Nil. There were no options exercised during the six-month periods ended June 30, 2011 and 2010. As of June 30, 2011 and December 31, 2010, the Company had total unrecognized compensation amounting to US$1,596,000 and US$2,560,000 respectively under ASC 718. The unrecognized compensation will be recognized over a weighted average period of approximately 2.5 years.

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
Three months and six months ended March 31, 2011 and 2010

18.	RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In April 2010, the FASB issued ASU 2011-13, Compensation – Stock Compensation. This ASC provides amendments to FASB ASC 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade should not be considered to contain a condition that is not a market, performance, or service condition. As a result, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In July, 2010, the FASB issued ASU 2010-20, Receivables (Topic 310). The ASC provides updates to FASC ASC 310 to enhance disclosures about the credit quality of financing receivables and the allowance for credit losses. Existing disclosure guidance is amended to require an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. In addition, the amendments in this Update require an entity to disclose credit quality indicators, past due information, and modifications of its financing receivables. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.” ASU No. 2011-04 provides a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact that this update will have on its consolidated financial statements.

Telestone Technologies Corporation
Notes to Condensed Consolidated Financial Statements
Three months and six months ended March 31, 2011 and 2010

18.	RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. It requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of whether one or two statements are presented, an entity is required to show reclassification adjustments on the face of the financial statements for items that are reclassified from other comprehensive income to net income. ASU No. 2011-05 is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating the impact this update will have on its consolidated financial statements.

19.	SUBSEQUENT EVENT REVIEW

In July, 2011, the Company entered into an agreement with a contractor for construction of a research and development center and a manufacturing plant of approximately RMB56.9 million, equivalent to US$8.8 million.

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

Overview

We are a leading access-network solution provider serving the Chinese market. We have operated in the Chinese market since 1997, and in 2006, we expanded our marketing efforts to include Vietnam, Indonesia, Malaysia, Thailand and India. In 2007, Beijing Telestone Communication Technology Corp. Ltd. was established as one of our subsidiaries focusing on developing and managing our overseas businesses. Currently, our marketing efforts have expanded to 29 countries around the world, including the U.S., Vietnam, Mexico, Brazil, Russia, India, the Philippines, Thailand, Ireland, Ecuador, Mongolia, South Africa, Turkey, Indonesia, Colombia, Costa Rica, Argentina, the Ukraine, Kazakhstan, Singapore, South Korea, Hong Kong (SAR), Saudi Arabia, New Zealand, Bangladesh, the UAE, Canada and Iceland. Continuous expansion outside of China is one of our core strategies. We believe that the quality of our products and services will allow Telestone to be increasingly competitive internationally.

Our access-network solutions include the research and development (“R&D”) and application of access-network technology. In addition to our homegrown access-network equipment, which includes repeaters, antennas and radio-frequency peripherals, we also offer project design, project management, installation, maintenance and other after-sales services required by our customers. Our access-network solutions were created to further enhance the coverage of mobile telecommunications networks; with the goal of improving the quality of reception for mobile phone users. The solutions we provide to the telecommunications industry cover indoor and outdoor environments, including hotels, residential estates, office buildings, airports, exhibition centers, underground stations, highways and tunnels.

In 2008, we launched WFDS™ (as defined below), a new generation of wireless distribution system. WFDS™ is an all-optical network that combines the technologies of both wireless and optical telecommunications. This system supports all mobile telecom networks and various other networks, including WLAN, FTTH, traditional telephone, and video surveillance systems. In 2010, we began generating revenues from WFDS™ installations, and, as of December 31, 2010, we had completed 316 WFDS™ installations. In addition, our WFDS™ technology provides several important benefits for Telestone and its investors: (i) revenue from WFDS™ has raised our revenue growth rate above that of the past three years; (ii) WFDS™ offers an opportunity for us to diversify our customer base; and (iii) WFDS™ generates gross margins above our corporate average, in the range of 45% to 50%. WFDS™ also targets a different customer base — property developers and managers — rather than large telecom carriers, and these customers tend to make payments more quickly, which should, over time, as WFDS™ grows as a percentage of our revenues, reduce our accounts-receivable days’ sales outstanding (“DSOs”). Finally, WFDS™ is a technology platform, and we have a pipeline of WFDS™ technologies slated for launch over the next several years.

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

Significant Construction of New Residential and Commercial Properties

In recent years, the real estate market in China has grown at a fast rate and the demand for new real estate construction is expected to remain healthy going forward in 2011. According to China’s National Bureau of Statistics, in 2009, 702 million square meters of commercial and residential properties were constructed, while 937 million square meters of new property rights were sold. The Chinese government encourages fair competition among the Big-3 and cable service providers to give consumers viable choices. As a result, property owners install hardware platforms for the Big-3’s 2G and 3G technologies, cable and Internet networks. This often results in numerous devices being deployed on-site, which is inefficient and costly for property owners. As a result, it is expected that there will be increasing demand by properties owners for equipment that can integrate coverage from the Big-3 and also provide integrated services in a single platform.

Growth in Mobile Subscribers

Growth in the wireless infrastructure market is also driven by the significant increase in the number of mobile subscribers and in the amount of data transmitted over wireless networks through smart phones in China. This growth results in increasing burdens being placed on the carriers’ wireless infrastructure that can overload the network. Overworked wireless networks result in poor wireless service, slow data transfer rates and dropped calls. In order to alleviate the burdens being put on the wireless infrastructure and to increase wireless network capacity, the Big-3 continue to deploy and upgrade wireless infrastructure equipment.

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

Digital Cable Network Construction

Last year marked the seventh year in the digitization of cable television in China. At the end of 2009, cable subscribers numbered more than 174 million, and digital cable subscribers accounted for about 36% of the total, reaching 62 million. Concurrent with the technology spending required to deliver extras such as HDTV and programming on demand, an emphasis has been placed on innovating cost-effective cables.

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

Key benefits of our unified local access network WFDS™ solution include:

•
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

Operating Expenses

Operating expenses consist of sales and marketing expenses, general and administrative expenses, and research and development expenses. The largest component of our operating expenses is personnel costs. Personnel costs consist of salaries, benefits and other compensation for our employees. We had approximately 1300 full-time employees as of June 30, 2011.

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

RESULTS OF OPERATIONS

Our operating results are presented for the quarter ended June 30, 2011, as compared to the quarter ended June 30, 2010.

The following is the statement of our operations for the three months ended June 30, 2011 and 2010:

Item	2011 Q2		2010 Q2		Comparisons
	$'000	% of revenue	$'000	% of revenue	$'000%
Revenue	24337		16619		7718	46.4%
Equipment and services costs	13703	56.3%	9121	54.9%	4582	50.2%
Gross profit	10634	43.7%	7498	45.1%	3136	41.8%
Sales and marketing expenses	3026	12.4%	4176	25.1%	-1150	-27.5%
General and administrative expenses	1360	5.6%	882	5.3%	478	54.2%
Research and development expenses	620	2.5%	191	1.1%	429	224.6%
Depreciation and Amortization	120	0.5%	81	0.5%	39	48.1%
Interest expenses	187	0.8%	134	0.8%	53	39.6%
Other income	121	0.5%	194	1.2%	-73	-37.6%
Net Income before income tax	5442	22.4%	2228	13.4%	3214	144.3%
Income tax	918	3.8%	508	3.1%	410	80.7%
Net income	4524	18.6%	1720	10.3%	2804	163.0%

The following is the statement of our operations for the six months ended June 30, 2011 and 2010:

Item	2011 Six months		2010 Six months		Comparisons
	$'000	% of revenue	$'000	% of revenue	$'000%
Revenue	38809		27751		11058	39.8%
Equipment and services costs	21577	55.6%	15314	55.2%	6263	40.9%
Gross profit	17232	44.4%	12437	44.8%	4795	38.6%
Sales and marketing expenses	5157	13.3%	6904	24.9%	-1747	-25.3%
General and administrative expenses	3365	8.7%	3816	13.8%	-451	-11.8%
Research and development expenses	868	2.2%	415	1.5%	453	109.2%
Depreciation and Amortization	222	0.6%	152	0.5%	70	46.1%
Interest expenses	336	0.9%	260	0.9%	76	29.2%
Other income, net	324	0.8%	529	1.9%	-205	-38.8%
Net Income before income tax	7608	19.6%	1419	5.1%	6189	436.2%
Income tax	1465	3.8%	829	3.0%	636	76.7%
Net income	6143	15.8%	590	2.1%	5553	941.2%

For the three months ended June 30, 2011, our revenue represents an increase of 46.4% from the same period in 2010. The increase in net income from the second quarter of 2010 was 163.0%. For the six months ended June 30, 2011, our revenue represents an increase of 39.8% from the same period in 2010, with an increase in net income of 941.2%. The gross profit margin was 43.7% for the three months ended June 30, 2011, as compared to 45.1% in 2010. The gross profit margin was 44.4% for the six months ended June 30, 2011, as compared to 44.8% in 2010. The net profit margin was 18.6% for the three months ended June 30, 2011, as compared to 10.3% in 2010. The net profit margin was 15.8% for the six months ended June 30, 2011, as compared to 2.1% in 2010. The large increase in the net profit ratio with slight increase in gross profit ratio for the six months ended June 30, 2011 was mainly due to the fact that the Company did not issue shares and warrants in 2011, as it did in 2010, which led to the significant decrease in 2011 sales and marketing expenses and 2011 general and administrative expenses.

Revenue

Three months ended June 30, 2011 and 2010:

	2011 Q2		2010 Q2		Growth
	$'000	% of revenue	$'000	% of revenue	$'000%
Product sales	8834	36.3%	7060	42.5%	1774	25.1%
Service sales	15503	63.7%	9559	57.5%	5944	62.2%
Total	24337		16619		7718	46.4%

Six months ended June 30, 2011 and 2010

	2011 Six months		2010 Six months		Growth
	$'000	% of revenue	$'000	% of revenue	$'000%
Product sales	15826	40.8%	12160	43.8%	3666	30.1%
Service sales	22983	59.2%	15591	56.2%	7392	47.4%
Total	38809		27751		11058	39.8%

For the three months ended June 30, 2011, revenue generated from product sales was $8,834,000, representing an increase of 25.1% from the same period in 2010. For the six months ended June 30, 2011, revenue generated from product sales was $15,826,000, representing an increase of 30.1% from the same period in 2010.

For the three months ended June 30, 2011, revenue generated from professional services was $15,503,000, representing an increase of 62.2% from the same period in 2010. For the six months ended June 30, 2011, revenue generated from professional services was $22,983,000, representing an increase of 47.4% from the same period in 2010.

Compared with the same period of 2010, there is no significant change in the proportion of the revenue from product sales to professional services.

Breakdown by Customers

Three months ended June 30, 2011 and 2010:

	2011 Q2		2010 Q2		Growth
	$’000	% of revenue	$’000	% of revenue	$	’000%
China Mobile	13038	53.6%	8694	52.3%		4344	50.0%
China Unicom	8570	35.2%	4748	28.6%		3822	80.5%
China Telecom	1339	5.5%	2750	16.5%		-1411	-51.3%
Others	1363	5.6%	356	2.1%		1007	282.9%
Overseas	27	0.1%	71	0.4%		-44	-62.0%
Total	24337		16619			7718	46.4%

Six months ended June 30, 2011 and 2010:

	2011 Six months		2010 Six months		Growth
	$’000	% of revenue	$’000	% of revenue	$	’000%
China Mobile	19298	49.7%	17604	63.4%		1694	9.6%
China Unicom	13979	36.0%	5831	21.0%		8148	139.7%
China Telecom	2234	5.8%	3697	13.3%		-1463	-39.6%
Others	3239	8.3%	356	1.3%		2883	809.8%
Overseas	59	0.2%	263	1.0%		-204	-77.6%
Total	38809		27751			11058	39.8%

Revenues from the wireless telecom carriers were the Company’s major source of revenue. For the three months ended June 30, 2011, our revenues generated from China Mobile accounted for 53.6% of our total revenue. Our revenue generated from China Unicom accounted for 35.2% of total revenue. For the six months ended June 30, 2011, our revenues generated from China Mobile accounted for 49.7% of our total revenue. Our revenue generated from China Unicom accounted for 36.0% of total revenue. With the increases in revenues from China Unicom and other customers, revenues for both the three months and six months ended June 30, 2011, increased relatively rapidly. The increased revenues from China Unicom were mainly attributable to the significant increase in revenue from Beijing Unicom, Hebei Unicom and Shandong Unicom. The increased revenues from other customers are due to the contracts signed with new customers during the six months ended June 30, 2011.

 Breakdown by Type of technology

	2011 Q2		2010 Q2		Growth
	$’000	% of revenue	$'000	% of revenue	$'000%
WFDSTM	5683	23.4%	4367	26.3%	1316	30.1%
Traditional product	18654	76.6%	12252	73.7%	6402	52.3%
Total	24337	100%	16619	100%	7718	46.4%

Six months ended June 30, 2011 and 2010:

	2011 Six months		2010 Six months		Growth
	$’000	% of revenue	$'000	% of revenue	$'000%
WFDSTM	9013	23.2%	7297	26.3%	1715	23.5%
Trditional product	29796	77.8%	20454	73.7%	9342	45.7%
Total	38809	100%	27751	100%	11058	39.9%

For the three months ended June 30, 2011, the revenue of our most competitive WFDS™ product was $5,683,000, contributing 23.4% of the total revenues in Q2, representing an increase of 30.1%, compared to the same period of 2010. For the six months ended June 30, 2011, the revenue of our WFDS™ product was $9,013,000, contributing 23.2% of the total revenues and representing an increase in sales of 23.5%, compared to the same period of 2010.

Gross Profit

For the three months ended June 30, 2010 and 2011, a tabular summary of our gross profit is presented below:

	2011 Q2		2010 Q2		Growth
	$’000	% of revenue	$'000	% of revenue	$'000%
Revenue	24337		16619		7718	46.4%
Equipment and services costs	13703	56.3%	9121	54.9%	4582	50.2%
Gross profit	10634	43.7%	7498	45.1%	3136	41.8%

For Six months ended June 30, 2011 and 2010:

	2011 Six months		2010 Six months		Growth
	$’000	% of revenue	$'000	% of revenue	$'000%
Revenue	38809		27751		11058	39.8%
Equipment and services costs	21577	55.6%	15314	55.2%	6263	40.9%
Gross profit	17232	44.4%	12437	44.8%	4795	38.6%

Gross profit ratio

Our gross profit ratio was 43.7% in the second quarter of 2011, as compared to 45.1% in the second quarter of 2010. For the six months ended June 30, 2011, our gross profit ratio was 44.4%, as compared to 44.8% in the same period of time.

Operating Expenses

Three months ended June 30, 2011 and 2010:

	2011 Q2		2010 Q2		Growth
	$’000	% of revenue	$'000	% of revenue	$'000%
Sales and Marketing expenses	3026	12.4%	4176	25.1%	-1150	-27.5%
General and Administrative expenses	1360	5.6%	882	5.3%	478	54.2%
Research and Development expenses	620	2.5%	191	1.1%	429	224.6%
Depreciation and Amortization	120	0.5%	81	0.5%	39	48.1%
Total	5126	21.0%	5330	32.1%	-204	-3.8%

Six months ended June 30, 2011 and 2010:

	2011 Six months		2010 Six months		Growth
	$’000	% of revenue	$'000	% of revenue	$'000%
Sales and Marketing expenses	5157	13.3%	6904	24.9%	-1747	-25.3%
General and Administrative expenses	3365	8.7%	3816	13.8%	-451	-11.8%
Research and Development expenses	868	2.2%	415	1.5%	453	109.2%
Depreciation and Amortization	222	0.6%	152	0.5%	70	46.1%
Total	9612	24.8%	11287	40.7%	-1675	-14.8%

Sales and Marketing expenses

Sales and marketing expenses were $3,026,000 or 12.4% of our revenue for the three months ended June 30, 2011, as compared to $4,176,000, or 25.1%% of our revenue for the same period in 2010. Sales and marketing expenses were $5,157,000 or 13.3% of our revenue for the six months ended June 30, 2011, as compared to $6,904,000, or 24.9% of our revenue for the same period in 2010.

The decrease of sales and marketing expenses for the six months ended June 30, 2011 was mainly due to the expenses associated with the issuance of warrants in 2010 not recurring in 2011.

General and Administrative expenses.

General and administrative expenses were $1,360,000 or 5.6% of our revenue for the three months ended June 30, 2011, as compared to $882,000 or 5.3% of revenue for the same period in 2010. For the six months ended June 30, 2011, general and administrative expenses were $3,365,000 or 8.7% of our revenue, as compared to $3,816,000 or 13.8% of revenue for the same period in 2010.

Research and Development expenses

Research and development expenses were $620,000 or 2.5% of revenues for the three months ended June 30, 2011, as compared to $191,000, or 1.1% of revenues for the same period in 2010. For the six months ended June 30, 2011, the R&D expenses were $868,000 or 2.2% of revenues, as compared to $415,000 or 1.5% of revenues for the same period in 2010. The rapid increase in R&D expenses is attributable to the expenses of the research exhibition center in Wuxi. At the same time the ratio of R&D expenses to revenue remains at a relatively low level.

Interest Expense

Three months ended June 30, 2011 and 2010:

	2011 Q2		2010 Q2		Growth
	$’000	% of revenue	$'000	% of revenue	$'000%
Interest expenses	187	0.77%	134	0.81%	53	39.60%

Six months ended June 30, 2011 and 2010:

	2011 Six months		2010 Six months		Growth
	$’000	% of revenue	$'000	% of revenue	$'000%
Interest expenses	336	0.87%	260	0.94%	76	29.23%

Interest Expense

Interest expenses were $187,000 for the three months ended June 30, 2011, an increase of $53,000 or 39.60% as compared to $134,000 for the same period in 2010. For the six months ended June 30, 2011, interest expenses were $336,000, an increase of $76,000 or 29.23% as compared to $260,000 for the same period in 2010. The increase in the interest expense in 2011 was due to more interest paid on short-term loans. The Company’s short-term loans were $10,368,000 and $5,850,000 as of June 30 2011 and 2010 respectively, an increase of 77.23%.

Liquidity and Capital Resources

We generally finance our operations from cash flow generated internally and short-term bank loans. As of June 30, 2011, we had current assets of $240,855,000. Our current assets were mainly comprised of: inventories of $7,222,000, accounts receivable of $206,318,000, prepayments of $1,661,000, other current assets of $4,240,000, amounts due from related parties of $1,509,000, and cash and cash equivalents of $19,905,000. Current liabilities were $122,627,000, mainly comprised of accounts payable of $43,266,000, tax payables of $15,336,000, short-term loans of $10,368,000, customer deposits for sales of equipment of $2,482,000, amounts due to related parties of $1,801,000, and other payables and accruals of $49,374,000.

Our net cash used in operating activities was $11,124,000 for the six months ended June 30, 2011. At June 30, 2011, cash and cash equivalents were $19,905,000. Current assets were $240,855,000 and current liabilities were $122,627,000, reflecting a current ratio (current assets/current liabilities) of 1.96:1.

Our trading terms with our customers are mainly on credit. The accounts receivable turnover period for the three months ended June 30, 2011 was 732 days. The accounts receivable turnover period for the six months ended June 30, 2011 was 882 days. The long accounts receivable turnover period is due to the rapid-growth in revenue in 2010, which resulted in an increase in accounts receivable at the end of 2010 through June, 2011 and which had a direct impact on our DSO. In 2011 our marketing strategy is to control the growth, enhance the money-return, and open up new markets, which will lead to a steady decrease in  accounts receivable turnover period.

We have experienced a long accounts receivable turnover period. This is due to the fact that most of our projects are integrated projects and the accounts receivable turnover period for these kinds of sales is usually longer. Most of our major competitors focus on pure equipment sales, which leads to shorter accounts receivable turnover periods. In addition, most of our customers are the ”Big Three”, which are known as “blue chip” customers and their payment cycles are comparatively long.

That said, our inventory turnover period for the three months ended June 30, 2011 was 102 days, as compared to 129 days in the same period in 2010. Also, our inventory turnover period decreased for the three months ended June 30, 2011 compared to the same period in 2010, due to internal improvements in our inventory control measures.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Under supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”); and whether any change has occurred in the Company’s internal control over financial reporting pursuant to Exchange Act Rules 13a-15(d) and 15d-15(d). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective due to the fact that the material weaknesses in the Company’s internal control over financial reporting described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 have not been remediated as of the Evaluation Date, although steps have been taken toward remediation during the quarter ended June 30, 2011.

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

(b) Changes in internal control over financial reporting

During the quarter ended June 30, 2011, there were no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TELESTONE TECHNOLOGIES CORPORATION

Date: August 15, 2011	By:	/s/ Han Daqing
Han Daqing, Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2011	By:	/s/ Yu Xiaoli
Yu Xiaoli, Chief Financial Officer
(Principal Financial Officer)