Form 10-Q/A
period 2011-06-30
TELESTONE TECHNOLOGIES CORP
filed 2011-09-21
CIK 817129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 15, 2011, 12,333,264 shares of the Issuer’s $.001 par value common stock were outstanding.

Telestone Technologies Corporation

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Telestone Technology Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011, (“Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T and to amend certain information on the cover page of the Form 10-Q.

Exhibit 101 to this report provides the consolidated financial statements and relates notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

The Company is also filing this Amendment No. 1 for the purpose of revising the cover page to indicate (i) that the Company has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to the filing requirements for at least the past 90 days, and (ii) that the Company has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Finally the Company is also filing this Amendment No.1 for the purpose of correcting certain typographical errors and omissions, namely inaccuracies in the table of contents, the omission of the footnote stating that the “notes are an integral part of the condensed consolidated financial statements,” and inaccuracies in the titles of the financial statements and accompanying notes.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer are being filed as Exhibits 31.1 and 31.2, respectively, to this Amendment No. 1 on Form 10-Q/A, such certifications allowed to be abbreviated in accordance with published interpretations of the SEC.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not beyond the amendments discussed above modify or update in any way disclosures made in the original Form 10-Q.

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

The accompanying notes are an integral part of the condensed consolidated financial statements.

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
Authorized – 100,000,000 shares as of June 30, 2011 and December 31, 2010
Issued and outstanding – 12,233,264 shares as of June 30, 2011 and December 31, 2010	13	12	12
Additional paid-in capital		43,954	43,050
Dedicated reserves		5,115	5,115
Other comprehensive income		10,348	8,437
Retained earnings		66,379	60,236

Total stockholders’ equity		125,808	116,850

Total liabilities and stockholders’ equity		248,435	239,238

The accompanying notes are an integral part of the condensed consolidated financial statements.

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

The accompanying notes are an integral part of the condensed consolidated financial statements.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2011 and 2010

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
Six months ended June 30, 2011 and 2010

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
Six months ended June 30, 2011 and 2010

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
Six months ended June 30, 2011 and 2010

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
Six months ended June 30, 2011 and 2010

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

7.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are summarized as follows:
	Estimated useful life	As of June 30, 2011	As of December 31, 2010
	(in years)	US$’000	US$’000
		(Unaudited)

Buildings	30	330	323
Leasehold improvement	5	171	168
Plant and machinery	5	924	797
Office equipment	5	1,616	1,395
Motor vehicles	5	1,015	948
Construction in progress	N/A	154	-

		4,210	3,631
Accumulated depreciation		(2,304)	(2,066)

		1,906	1,565

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2011 and 2010

7.	PROPERTY, PLANT AND EQUIPMENT, NET (CONTINUED)

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
Six months ended June 30, 2011 and 2010

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
Six months ended June 30, 2011 and 2010

11.	INCOME TAXES

TSTC and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which each entity is domiciled.

TSTC had net operating losses carried forward for income tax reporting purposes that might be offset against future taxable income. The use of these net operating losses carried forward is severely limited when TSTC experiences a change in control.  Therefore, following the re-capitalization in August 2005, the amount available to offset future taxable income is limited. No tax benefit has been reported in the financial statements, because TSTC believes that it is more likely than not that the tax loss carry-forward will finally expire and therefore cannot be used.  Accordingly, the potential tax benefits of the loss carry-forward are offset by a valuation allowance of the same amount.

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
Six months ended June 30, 2011 and 2010

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
Six months ended June 30, 2011 and 2010

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
Six months ended June 30, 2011 and 2010

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
Six months ended June 30, 2011 and 2010

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
Six months ended June 30, 2011 and 2010

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
Six months ended June 30, 2011 and 2010

17.	STOCK-BASED COMPENSATION (CONTINUED)

Stock-based compensation to employees (Continued)

(iii)	(continued)

During the six-month periods ended June 30, 2011 and 2010, no stock option was granted by the Company.

For the six-month periods ended June 30, 2011 and 2010, the Company recognized stock-based compensation in relation to stock options granted to employees of US$904,000 and US$Nil respectively.

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
Six months ended June 30, 2011 and 2010

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
Six months ended June 30, 2011 and 2010

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
Six months ended June 30, 2011 and 2010

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

For the three months ended June 30, 2011, our revenue represents an increase of 46.4% from the same period in 2010. The increase in net income from the second quarter of 2010 was 163.0%. For the six months ended June 30, 2011, our revenue represents an increase of 39.8% from the same period in 2010, with an increase in net income of 941.2%. The gross profit margin was 43.7% for the three months ended June 30, 2011, as compared to 45.1% in 2010. The gross profit margin was 44.4% for the six months ended June 30, 2011, as compared to 44.8% in 2010. The net profit margin was 18.6% for the three months ended June 30, 2011, as compared to 10.3% in 2010. The net profit margin was 15.8% for the six months ended June 30, 2011, as compared to 2.1% in 2010. The large increase in the net profit ratio with slight increase in gross profit ratio for the six months ended June 30, 2011 was mainly due to the Company did not issue shares and warrants in 2011, as it did in 2010 which led to the significant decrease in 2011 sales and marketing expenses and general and administrative expenses in 2011.

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

Compared with the same period of 2010, there is no significant change in the proportion of the revenue from product sales to professional services.

Breakdown by Customers

Three months ended June 30, 2011 and 2010:

	2011 Q2		2010 Q2		Growth
	$’000	% of revenue	$’000	% of revenue	$’000%
China Mobile	13038	53.6%	8694	52.3%	4344	50.0%
China Unicom	8570	35.2%	4748	28.6%	3822	80.5%
China Telecom	1339	5.5%	2750	16.5%	-1411	-51.3%
Others	1363	5.6%	356	2.1%	1007	282.9%
Overseas	27	0.1%	71	0.4%	-44	-62.0%
Total	24337		16619		7718	46.4%

Six months ended June 30, 2011 and 2010:

	2011 Six months		2010 Six months		Growth
	$’000	% of revenue	$’000	% of revenue	$’000%
China Mobile	19298	49.7%	17604	63.4%	1694	9.6%
China Unicom	13979	36.0%	5831	21.0%	8148	139.7%
China Telecom	2234	5.8%	3697	13.3%	-1463	-39.6%
Others	3239	8.3%	356	1.3%	2883	809.8%
Overseas	59	0.2%	263	1.0%	-204	-77.6%
Total	38809		27751		11058	39.8%

Revenues from the wireless telecom carriers were the Company’s major source of revenue. For the three months ended June 30, 2011, our revenues generated from China Mobile accounted for 53.6% of our total revenue. Our revenue generated from China Unicom accounted for 35.2% of total revenue. For the six months ended June 30, 2011, our revenues generated from China Mobile accounted for 49.7% of our total revenue. Our revenue generated from China Unicom accounted for 36.0% of total revenue. With the increases in revenues from China Unicom and other customers, revenues for both three months and six months ended June 30, 2011, increased relatively rapidly. The increased revenues from China Unicom were mainly attributable to the significant increase in revenue from Beijing Unicom, Hebei Unicom and Shandong Unicom. And the increased revenues from other customers are due to the significant contracts signed with new customers during the six months ended June 30, 2011.

 Breakdown by Type of technology

	2011 Q2		2010 Q2		Growth
	$’000	% of revenue	$'000	% of revenue	$'000%
WFDSTM	5683	23.4%	4367	26.3%	1316	30.1%
Traditional product	18654	76.6%	12252	73.7%	6402	52.3%
Total	24337	100%	16619	100%	7718	46.4%

Six months ended June 30, 2011 and 2010:

	2011 Six months		2010 Six months		Growth
	$’000	% of revenue	$'000	% of revenue	$'000%
WFDSTM	9013	23.2%	7297	26.3%	1715	23.5%
Traditional product	29796	77.8%	20454	73.7%	9342	45.7%
Total	38809	100%	27751	100%	11058	39.9%

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

The decrease of sales and marketing expenses for the six months ended June 30, 2011 were mainly due to the expenses associated with the issuance of warrants in 2010 not recurring in 2011.

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

Our trading terms with our customers are mainly on credit. The accounts receivable turnover period for the three months ended June 30, 2011 was 732 days. The accounts receivable turnover period for the six months ended June 30, 2011 was 882 days. The long accounts receivable turnover period is due to the rapid-growth in revenue in 2010, which resulted in an increase in accounts receivable at the end of 2010 and till June, 2011 and which had a direct impact on our DSO. In 2011 our marketing strategy is to control the growth, enhance the money-return, and open up new markets, which will leads to a steady decrease in  accounts receivable turnover period.

We experienced a long accounts receivable turnover period. This is due to the fact that most of our projects are integrated projects and the accounts receivable turnover period for these kind of sales was relatively longer. Most of our major competitors focus on pure equipment sales, which leads to shorter accounts receivable turnover periods. In addition, most of our customers are the ”Big Three”, which are known as “blue chip” customers and their payment cycles are comparatively long.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits.

31.1+	Chief Executive Officer Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Chief Financial Officer Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101+
The following materials from Telestone Technologies Corporation’s Quarterly Report on Form 10-Q for the three months ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited) as of June 30, 2011 and December 31, 2010; (ii) Statements of Operations (unaudited) for the three and six months ended June 30, 2011 and June 30, 2010; (iii) Consolidated Statements of Changes in Shareholders’ Equity (unaudited); (iv) Consolidated Statements of Cash Flows (unaudited) for the three and six months ended June 30, 2011 and June 30, 2010 and (v) Notes to the Unaudited Consolidated Financial Statements (unaudited).

+ Filed or furnished herewith
* These exhibits were previously included or incorporated by reference in Telestone Technologies Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELESTONE TECHNOLOGIES CORPORATION

Date: September 21, 2011	By:	/s/ Han Daqing
Han Daqing, Chief Executive Officer
(Principal Executive Officer)

Date: September 21, 2011	By:	/s/ Yu Xiaoli
Yu Xiaoli, Chief Financial Officer
(Principal Financial Officer)