Form 10-Q
period 2011-09-30
TELESTONE TECHNOLOGIES CORP
filed 2011-11-21
CIK 817129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended September 30, 2011

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011

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

As of November 14, 2011, 12,333,264 shares of the Issuer’s $.001 par value common stock were outstanding.

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

Telestone Technologies Corporation

Condensed Consolidated Statements of Operations and Other Comprehensive Income

Three months and nine months ended September 30, 2011 and 2010

		Three months ended September 30,		Nine months ended September 30,
		2011	2010	2011	2010
	Note	US$’000	US$’000	US$’000	US$’000
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating revenues:
Net sales of equipment		11,443	17,518	27,269	29,678
Service income		18,167	25,583	41,150	41,174

Total operating revenues		29,610	43,101	68,419	70,852

Cost of operating revenues:
Cost of net sales		6,475	9,841	15,611	16,709
Cost of service		10,256	13,719	22,697	22,165

Total cost of operating revenues		16,731	23,560	38,308	38,874

Gross income		12,879	19,541	30,111	31,978

Operating expenses:
Sales and marketing		3,552	4,445	8,709	11,349
General and administrative		1,988	714	5,353	4,530
Research and development		510	216	1,378	631
Depreciation and amortization		118	75	340	227

Total operating expenses		6,168	5,450	15,780	16,737

Operating income		6,711	14,091	14,331	15,241
Interest expense		(394)	(122)	(730)	(382)
Other income, net		108	282	432	811

Income before income taxes		6,425	14,251	14,033	15,670
Income taxes		(1,182)	(2,199)	(2,647)	(3,028)

Net income		5,243	12,052	11,386	12,642

Other comprehensive income
Foreign currency translation adjustment		804	-	2,715	-

Total comprehensive income		6,047	12,052	14,101	12,642

Earnings per share:	3

Weighted average number of common stock outstanding
Basic		12,333,264	10,558,264	12,333,264	10,540,390
Effect of dilutive warrants and stock options		4,947	-	10,448	12,061

Diluted		12,338,211	10,558,264	12,343,712	10,552,451

		US$	US$	US$	US$
Net income per share of common stock
Basic		0.43	1.14	0.92	1.2
Diluted		0.42	1.14	0.92	1.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

Telestone Technologies Corporation

Condensed Consolidated Balance Sheets

As of September 30, 2011 and December 31, 2010

		As of September 30,	As of December 31,
		2011	2010
ASSETS	Note	US$’000	US$’000
		(Unaudited)
Current assets:
Cash and cash equivalents		14,318	31,020
Accounts receivable, net of allowance	5	223,316	192,487
Due from related parties	14	1,524	2,018
Inventories, net of allowance	10	6,291	3,123
Prepayments		1,710	1,748
Other current assets		4,564	1,630

Total current assets		251,723	232,026

Goodwill	6	3,119	3,119
Property, plant and equipment, net	7	3,771	1,565
Lease prepayment	8	2,567	2,528

		9,457	7,212

Total assets		261,180	239,238

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term bank loans	9 & 14	13,168	9,846
Accounts payable – Trade		42,239	40,685
Customer deposits for sales of equipment		2,343	2,089
Due to related parties	14	1,818	3,977
Income tax payable		16,641	13,760
Accrued expenses and other accrued liabilities		52,664	52,031

Total current liabilities		128,873	122,388

Commitments and contingencies	15

Stockholders’ equity:
Preferred stock, US$0.001 par value, 10,000,000 shares authorized, no shares issued		-	-
Common stock and paid-in-capital, US$0.001 par value: Authorized – 100,000,000 shares as of September 30, 2011and December 31, 2010
Issued and outstanding – 12,333,264 and 12,233,264 shares as of September 30, 2011 and December 31, 2010, respectively	13	12	12
Additional paid-in capital		44,406	43,050
Dedicated reserves		5,115	5,115
Other comprehensive income		11,152	8,437
Retained earnings		71,622	60,236

Total stockholders’ equity		132,307	116,850

Total liabilities and stockholders’ equity		261,180	239,238

The accompanying notes are an integral part of the condensed consolidated financial statements.

Telestone Technologies Corporation

Condensed Consolidated Statements of Cash Flows

Nine months ended September 30, 2011 and 2010

	Nine months ended September 30,
	2011	2010
	US$’000	US$’000
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	11,386	12,642
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	340	227
Allowance (Reversal of allowance) for doubtful accounts	411	(352)
Loss on disposal of property, plant and equipment	3	2
Stock-based compensation	1,356	2,701
Changes in assets and liabilities:
Accounts receivable	(25,182)	(44,694)
Inventories	(3,070)	1,741
Prepayments	93	425
Other current assets	(2,643)	138
Accounts payable	284	5,663
Customer deposits for sales of equipment	189	140
Due to related parties	(1,916)	652
Income tax payable	2,451	3,156
Accrued expenses and other accrued liabilities	(1,141)	13,532

Net cash used in operating activities	(17,439)	(4,027)

Cash flows from investing activities
Proceeds from disposal of property, plant and equipment	-	1
Purchase of property, plant and equipment	(2,461)	(328)

Net cash used in investing activities	(2,461)	(327)

Cash flows from financing activities
Repayment of short-term bank loans	(7,029)	(3,656)
Short-term bank loans raised	10,044	6,582

Net cash from financing activities	3,015	2,926

Net decrease in cash and cash equivalents	(16,885)	(1,428)

Cash and cash equivalents, beginning of the period	31,020	11,233

Effect on exchange rate changes	183	-

Cash and cash equivalents, end of the period	14,318	9,805

Supplemental disclosure of cash flow information
Interest received	30	79
Interest paid	(525)	(294)
Tax paid	(194)	(227)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Nine months ended September 30, 2011 and 2010

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

Nine months ended September 30, 2011 and 2010

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

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
These unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2011 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“USA”) have been condensed or omitted. The balance sheet as of December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form-10K for the year ended December 31, 2010 filed on March 31, 2011. The results of operations for the three-month and nine-month periods ended September 30, 2011 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2011.

The unaudited condensed consolidated financial statements and accompanying notes are presented in United States dollars and prepared in accordance with generally accepted accounting principles in the USA (“USGAAP”) which requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basis of consolidation
The unaudited condensed consolidated financial statements include the accounts of TSTC, its subsidiaries and a VIE.  All significant intercompany accounts and transactions have been eliminated upon consolidation.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Nine months ended September 30, 2011 and 2010

3.             EARNINGS PER SHARE

The Company reports earnings per share in accordance with ASC Topic 260 – Earnings Per Share (ASC 260). ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.

Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding during each period presented and included the 100,000 shares of restricted common stock issued on August 8, 2011 (see note 13).

Diluted earnings per share is computed based on net income attributable to stockholders and the weighted average number of shares of common stock outstanding during each period presented, adjusted for the effect of the dilutive common stock equivalents outstanding during the periods presented.

The dilutive effect of warrants and stock options to purchase common stock outstanding during the nine-month periods ended September 30, 2011 and 2010 is reflected in the calculation of diluted earnings per share by applying the treasury stock method. Any anti-dilutive effect of the warrants and stock options is excluded from calculation of the earnings per share.

For the three-month and nine-month periods ended September 30, 2011, 40,000 shares of warrants were dilutive and included in the weighted-average number of shares of common stock outstanding for calculation of diluted earnings per share. Another 40,000 shares of warrants and 601,663 shares of stock options were anti-dilutive.

For the three-month period ended September 30, 2010, all warrants outstanding were anti-dilutive, so there is no dilutive effect of warrants in the calculation of diluted earnings per share. For the nine-month period ended September 30, 2010, 85,666 shares of warrants were dilutive and included in the weighted-average number of common stock outstanding for calculation of diluted earnings per share. Another 40,000 shares of warrants were anti-dilutive.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Nine months ended September 30, 2011 and 2010

4.            OPERATING RISK

(a)	Concentration of major customers and suppliers

	Nine months ended September 30,,
	2011	2010
	US$’000	US$’000
	(Unaudited)	(Unaudited)
Major customers with revenues of more than 10% of the Company’s total operating revenues
Revenues from major customers	58,818	69,940
Percentage of operating revenues	86%	99%
Number	2	3

Major suppliers with purchases of more than 10% of the Company’s purchases
Purchases from major suppliers	7,008	3,075
Percentage of purchases	37%	39%
Number	2	1

Accounts receivable related to the Company’s major customers comprised 87% and 98% of the total accounts receivables as of September 30, 2011 and December 31, 2010, respectively.

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

The Company may also be exposed to the risks as a result of its principal operation being primarily in the PRC. These include risks associated with, among others, the political, economic, legal, environmental and foreign currency exchange. The Company’s results may be adversely affected by change in the political and social conditions in the PRC, and by change in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. The Company’s management does not believe these risks to be significant. There can be no assurance, however, those changes in political and other conditions will not result in any adverse impact.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Nine months ended September 30, 2011 and 2010

4.            OPERATING RISK (CONTINUED)

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

5.            ACCOUNTS RECEIVABLE

	As of September 30, 2011	As of December 31, 2010
	US$’000	US$’000
	(Unaudited)

Completed contracts	220,704	181,649
Retentions	11,084	18,701

	231,788	200,350
Allowance for doubtful accounts	(8,472)	(7,863)

	223,316	192,487

Of the retentions balance as of September 30, 2011 and December 31, 2010, approximately US$469,000 and US$888,000 respectively are due to be paid by the debtors after one year.

During the three-month and nine-month periods ended September 30, 2011, an additional allowance for doubtful accounts of US$411,000 was made.

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

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Nine months ended September 30, 2011 and 2010

7.            PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are summarized as follows:

	Estimated useful life	As of September 30, 2011	As of December 31, 2010
	(in years)	US$’000	US$’000
		(Unaudited)

Buildings	30	333	323
Leasehold improvement	5	173	168
Plant and machinery	5	951	797
Office equipment	5	1,723	1,395
Motor vehicles	5	1,025	948
Construction in progress	N/A	1,991	-

		6,196	3,631
Accumulated depreciation		(2,425)	(2,066)

		3,771	1,565

Construction-in-progress consists of factories and office buildings under construction and includes the costs of construction incurred during the period of construction or installation. No provision for depreciation is made on construction-in-progress until such time as the relevant assets are completed and ready for their intended use.

8.            LEASE PREPAYMENTS, NET
	As of September 30,	As of December 31,
	2011	2010
	US$’000	US$’000
	(Unaudited)

Prepaid land use rights	2,661	2,580
Accumulated amortization	(94)	(52)

	2,567	2,528

Lease prepayment as of September 30, 2011 and December 31, 2010 represented the land use rights for a piece of land located in Guan County, Hebei Province, the PRC. The land use rights will expire in 2059.

The prepaid land use rights have been pledged to a bank in the PRC as collateral for short-term bank loans (Note 9).

The movement in the cost of prepaid land use rights represents exchange rate re-alignment.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Nine months ended September 30, 2011 and 2010

9.            SHORT-TERM BANK LOANS

As of September 30, 2011 and December 31, 2010, the balance included bank loans of RMB84 million and RMB65 million respectively, equivalent to approximately US$13.17 million and US$9.85 million respectively, which bear interest to be charged quarterly at the standard short-term borrowing rate as stipulated by the People’s Bank of China on the date of the first withdrawal. The loans are wholly repayable within one year and secured by guarantees provided by a third party guaranty company.

The guarantee provided by the independent guaranty company is secured by the following:

(a)
Accounts receivable of the Company with an aggregate carrying value as of September 30, 2011 and December 31, 2010 amounting to RMB229.4 million and RMB95.43 million, equivalent to approximately US$35.83 million and US$14.45 million, respectively;

(b)	Motor vehicles of the Company with an aggregate carrying value as of December 31, 2010 amounting to RMB0.97 million, equivalent to approximately US$0.15 million;

(c)
Land use rights of the Company with a carrying value as of September 30, 2011 and December 31, 2010 amounting to RMB16.43 million and RMB16.68 million, equivalent to approximately US$2.57 million and US$2.53 million, respectively;

(d)	Personal guarantee provided by Mr. Daqing Han, Telestone’s Chairman and Chief Executive Officer (“Mr. Han”); and

(e)	Personal real estate property and securities of the Company held by Mr. Han.

10.          INVENTORIES

Inventories consisted of the following:

	As of September 30, 2011	As of December 31, 2010
	US$’000	US$’000
	(Unaudited)

Raw materials	1	1
Finished goods and parts	6,756	3,574

	6,757	3,575
Provision for slow-moving and obsolete items	(466)	(452)

	6,291	3,123

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Nine months ended September 30, 2011 and 2010

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

Beijing Telestone and BTWTC are qualified as Hi-tech enterprises under the current Enterprise Income Tax Law in the PRC, so they enjoy the preferential tax rate of 15% in the PRC for a three-year period commencing from the year 2009. All other entities including BTCTC, Guolian and Pan-pacific are subject to the unified tax rate of 25% for the nine-month periods ended September 30, 2011 and 2010.

Income tax expenses, comprising EIT, have been provided at the applicable rates on the respective subsidiaries’ / VIE’s estimated assessable income arising in the PRC during the periods.

12.           SEGMENT INFORMATION

During the periods ended September 30, 2011 and 2010, all revenues of the Company are from its network installation and optimization services and trading of wireless telecommunication equipment. No financial information by business segment is presented.

As the Company operates mainly in the PRC and over  99% of its revenue during the periods ended September 30, 2011 and 2010 are from the PRC and almost all of the Company’s assets are located in the PRC, no geographical segment analysis is presented.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Nine months ended September 30, 2011 and 2010

13.	COMMON STOCK

TSTC had 12,333,264 and 12,233,264 shares of outstanding common stock as of September 30, 2011 and December 31, 2010, respectively.

On December 31, 2010, the Board of Directors of TSTC approved a grant of 100,000 shares of restricted common stock with a two year restriction on sale to certain senior officers of the Company as incentive compensation for their services rendered in previous years in improving the business results of the Company and their contribution to the success of the Company. These shares were issued on August 8, 2011.

14.           RELATED PARTY TRANSACTIONS

Summary of related party transactions

	Note	As of September 30, 2011	As of December 31, 2010
		US$’000	US$’000
		(Unaudited)
Due from related parties
Employees	a	-	540
Ex-stockholders of SMI/Guolian	b	1,524	1,478

		1,524	2,018

Due to related parties
Directors	a	247	2,454
Ex-stockholders of Beijing Telestone/Guolian	b	1,571	1,523

		1,818	3,977

Guarantor of short term loan
A director	9	13,168	9,846

Note:

(a)	The amounts due from employees and due to directors represent unsecured advances made to / from those parties from time to time. These amounts are interest free and repayable on demand.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Nine months ended September 30, 2011 and 2010

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

15.           COMMITMENTS AND CONTINGENCIES

Capital commitments
As of September 30, 2011, the Company had outstanding capital expenditure commitments on construction contracts of approximately RMB46.19 million, equivalent to approximate US$7.21 million.

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

Nine months ended September 30, 2011 and 2010

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

17.           STOCK-BASED COMPENSATION

The following table sets forth a summary of the nature of stock-based compensation recognized for the three-month and nine-month periods ended September 30, 2011 and 2010.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	US$’000	US$’000	US$’000	US$’000
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Warrants (i)	-	-	-	492
Restricted stock (ii)	-	-	-	2,209
Stock options (iii)	461	-	1,365	-

	461	-	1,365	2,701

The table below sets forth the functional classification of stock-based compensation recognized for the three-month and nine-month periods ended September 30, 2011 and 2010.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	US$’000	US$’000	US$’000	US$’000
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales and marketing	-	-	-	492
General and administrative	461	-	1,365	2,209

	461	-	1,365	2,701

No tax benefit was recognized for the stock-based compensation recorded for the three-month and nine-month periods ended September 30, 2011 and 2010.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Nine months ended September 30, 2011 and 2010

17.           STOCK-BASED COMPENSATION (CONTINUED)

Stock-based compensation to non-employees (Continued)

(i)	During the period ended September 30, 2011, no warrants were granted by the Company.

During the period ended September 30, 2010, 40,000 shares of warrants were granted to a service provider as part of the cost of services.

For the nine-month periods ended September 30, 2011 and 2010, the Company recognized stock-based compensation in relation to warrants granted to non-employees of US$Nil and US$492,000, respectively.

The following table summarizes activities of the warrants:

Number of shares

Warrants outstanding and exercisable as of January 1, 2011	165,666

Expired on February 19, 2011	(85,666)

Warrants outstanding and exercisable as of September 30, 2011	80,000

The following table sets forth the details of warrants outstanding, vested and exercisable as of September 30, 2011 and December 31, 2010.

	Outstanding, Vested and Exercisable
Exercise price	Number of shares	Weighted average remaining contractual life	Weighted average exercise price
US$		Years	US$

As of September 30, 2011
4.95	40,000	1.95
9.55	10,000	2.19
18.47	30,000	1.95

	80,000	1.98	10.60

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Nine months ended September 30, 2011 and 2010

17.           STOCK-BASED COMPENSATION (CONTINUED)

Stock-based compensation to non-employees (Continued)

	Outstanding, Vested and Exercisable
Exercise price	Number of shares	Weighted average remaining contractual life	Weighted average exercise price
US$		Years	US$

As of December 31, 2010
4.95	40,000	2.69
9.55	10,000	2.94
11.60	85,666	0.14
18.47	30,000	2.69

	165,666	1.39	11.11

Stock-based compensation to employees

(ii)
On January 20, 2010, the Board of Directors of TSTC approved to grant 100,000 shares of restricted common stock with three years restriction on sales to certain senior officers of the Company as incentive compensation for their services rendered in previous years in improving the business results of the Company and their contribution to the success of the Company.

The issuance of 100,000 shares of restricted common stock is accounted for as equity instruments issued in exchange for receipt of services. The stock-based compensation costs are recognized and measured at the quoted price on the date of grant.

For the nine-month periods ended September 30, 2011 and 2010, the Company recognized stock-based compensation in relation to restricted common stock granted to employees of US$Nil and US$2,209,000, respectively.

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

Nine months ended September 30, 2011 and 2010

17.           STOCK-BASED COMPENSATION (CONTINUED)

Stock-based compensation to employees (Continued)

(iii)	(continued)

During the nine-month periods ended September 30, 2011 and 2010, no stock options were granted by the Company.

For the nine-month periods ended September 30, 2011 and 2010, the Company recognised stock-based compensation in relation to stock options granted to employees of US$1,365,000 and US$Nil, respectively.

A summary of stock option activity as of September 30, 2011 and changes during the nine-month periods ended September 30, 2011 is presented below:

	Number of shares	Weighted average exercise price
		US$

Outstanding as of September 30, 2011 and December 31, 2010	601,663	11.04

Vested and exercisable as of September 30, 2011 and December 31, 2010	179,501	11.06

The following table sets forth the details of stock options outstanding, vested and exercisable as of September 30, 2011 and December 31, 2010.

	Outstanding			Vested and exercisable
Exercise price	Number of shares	Weighted average exercise price	Weighted average remaining contractual life	Number of shares	Weighted average exercise price
		US$	Years		US$
As of September 30, 2011

10.91	529,663	10.91	9.16	155,501	10.91
12.00	72,000	12.00	9.16	24,000	12.00

	601,663	11.04	9.16	179,501	11.06

	Outstanding			Vested and exercisable
Exercise price	Number of shares	Weighted average exercise price	Weighted average remaining contractual life	Number of shares	Weighted average exercise price
		US$	Years		US$

As of December 31, 2010
10.91	529,663	10.91	9.91	155,501	10.91
12.00	72,000	12.00	9.91	24,000	12.00

	601,663	11.04	9.91	179,501	11.06

The aggregate intrinsic value of all outstanding stock options and exercisable stock options at September 30, 2011 and December 31, 2010 amounted to US$Nil. There were no options exercised during the nine-month periods ended September 30, 2011 and 2010. As of September 30, 2011 and December 31, 2010, the Company had total unrecognized compensation amounting to US$1,204,000 and US$2,560,000, respectively under ASC 718. The unrecognized compensation will be recognized over a weighted average period of approximately 2.25 years.

18.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2011, the FASB issued ASU 2011-01, Receivables (Topic 310), Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in ASU No. 2010-20. The ASU delays the effective date of the disclosures about troubled debt restructuring the ASU 2010-20. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring and to issue its guidance on the topic currently anticipated for interim and annual periods after June 15, 2011. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310), A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The ASU provide additional guidance or clarification to help the creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purpose of determining whether a restructuring constitutes a troubled debt restructuring. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Nine months ended September 30, 2011 and 2010

18.	RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In April 2011, the FASB issued ASU No. 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements.” ASU No. 2011-03 removes the transferor’s ability criterion from the consideration of effective control for repurchase agreements and other agreements that both entitle and obligate the transferor to repurchase or redeem financial assets before their maturity. It also eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. This guidance is effective for interim and annual periods beginning on or after December 15, 2011. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.” ASU No. 2011-04 provides a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011. We are currently evaluating the impact that the adoption will have on our consolidated financial statements in fiscal 2012.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. It requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently evaluating the impact that the adoption will have on our consolidated financial statements in fiscal 2012.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for impairment.” The ASU No. 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The ASU No. 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. We are currently evaluating the impact that the adoption will have on our consolidated financial statements in fiscal 2012.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Nine months ended September 30, 2011 and 2010

18.	RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In September 2011, the FASB issued ASU No. 2011-09, “Compensation – Retirement benefits – Multiemployer Plans (Subtopic 715-80): Disclosure about an Employer’s Participation in a Multiemployer Plan. The ASU No. 2011-09 require that employers provide additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans.

The ASU No. 2011-09 are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. We are currently evaluating the impact that the adoption will have on our consolidated financial statements in fiscal 2012.

19.           SUBSEQUENT EVENT REVIEW

On November 7, 2011, the Company and the shareholders (“the sellers”) of Sichuan Ruideng Telecom Corporation (“SRTC”) entered into a sales and purchase agreement pursuant to which the Company agreed to purchase and the sellers agreed to sell the entire equity interest in SRTC (the “Sale and Purchase Transaction”).

The consideration is satisfied by the issuance of 1,800,000 shares of restricted common stock of the Company and cash consideration of US$2,000,000.  The completion of the Sale and Purchase Transaction is subject to the fulfillment of the requirements set out by relevant PRC regulatory organizations.

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

In 2008, we launched WFDS™ (as defined below), a new generation of wireless distribution system. WFDS™ is an all-optical network that combines the technologies of both wireless and optical telecommunications. This system supports all mobile telecom networks and various other networks, including WLAN, FTTH, traditional telephone, and video surveillance systems. In 2010, we began generating revenues from WFDS™ installations, and, as of December 31, 2010, we had completed 316 WFDS™ installations. In addition, our WFDS™ technology provides several important benefits for Telestone and its investors: (i) revenue from WFDS™ has raised our revenue growth rate above that of the past three years; (ii) WFDS™ offers an opportunity for us to diversify our customer base; and (iii) WFDS™ generates gross margins above our corporate average, in the range of 45% to 50%. WFDS™ also targets a different customer base — property developers and managers — rather than large telecom carriers. Finally, WFDS™ is a technology platform, and we have a pipeline of WFDS™ technologies slated for launch over the next several years.

While we expanded our product portfolio from one consisting of purely RF-based wireless products to one including our Unified Local-Access Solution (“ULAN”) products, our traditional RF-based products still remain a strong growth driver for Telestone, and we received more than 70% of our revenues from RF-based products in 2010. In order to provide a speedy response and a high level of service to our customers, we have established more than 30 locations throughout China.

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

We have offices in 30 locations across the PRC, offering sales, project survey, design, project management and installation and maintenance services. We believe that this sales and service strategy enriches our capability to increase to our existing customer base in the PRC and enables us to provide timely responses to customers’ inquiries as well as technical and maintenance service upon our customers’ requests. Our sales efforts are neither focused in nor dependent upon any particular region or province of the PRC.

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

The Rapid Growth of Wireless Subscribers in China

China has repeatedly expressed a commitment to continuing economic growth, aimed at improving the living standards of its population and at expanding its middle class. This growth has led to increasing urbanization among the Chinese population with migrant workers moving to cities. There is now a growing demand among both enterprises and households in China for improved wireless bandwidth and network performance. Although China is the largest wireless market in the world, there is still opportunity to expand as the mobile user penetration rate in China is currently relatively low.  The number of wireless subscribers in China across both 2G and 3G platforms surpassed 900 million as of the end of August 2011.

Wireless Infrastructure Growth Drivers in China

During the 2G era, the majority of mobile traffic was comprised of voice, and hence network coverage mainly focused on breadth rather than on depth. However, as we enter into the 3G era in China, approximately 70% of the 3G traffic is comprised of data. As a result, in-depth network coverage has become the 3G operators’ first priority and we believe that the demand for wireless enhancement equipment has become much more important than in the past. We believe that the room for growth in such demand is evident as the population coverage levels of existing 3G networks are still below 70% in most cities currently offering 3G, and less than half of China’s 650 major cities support 3G.

Chinese Government Sponsored 3G Build-Out

Telecommunication capital expenditure is expected to continue to grow in the coming years as the Big-3 (China Unicom, China Mobile, and China Telecom) plan to build out their 3G coverage networks using Chinese government support and incentives. According to MIIT, the Chinese government announced plans to contribute $58.6 billion for 3G upgrades from 2009 to 2011, with $23.6 billion contributed in 2009, in an effort to extend 3G wireless coverage across nearly all of China. With the Chinese government’s assistance, the Big- 3 have budgeted $70 billion of spending from 2009 to 2011 to deploy 3G networks.

Significant Construction of New Residential and Commercial Properties

In recent years, the real estate market in China has grown at a fast rate and the demand for new real estate construction is expected to remain healthy going forward in 2011. According to China’s National Bureau of Statistics, in 2009, 702 million square meters of commercial and residential properties were constructed, while 937 million square meters of new property rights were sold. The Chinese government encourages fair competition among the Big-3 and cable service providers to give consumers viable choices. As a result, property owners install hardware platforms for the Big-3’s 2G and 3G technologies, cable and internet networks. This often results in numerous devices being deployed on-site, which is inefficient and costly for property owners. As a result, it is expected that there will be increasing demand from property owners for equipment that can integrate coverage from the Big-3 and cable service providers in a single platform.

Growth in Mobile Subscribers

Growth in the wireless infrastructure market has also been driven by the significant increase in the number of mobile subscribers and in the amount of data transmitted over wireless networks by smart phones in China. This growth results in increasing burdens being placed on the carriers’ wireless infrastructure that can overload the network. Overworked wireless networks result in poor wireless service, slow data transfer rates and dropped calls. In order to alleviate the burdens being put on the wireless infrastructure and to increase wireless network capacity, the Big-3 continue to deploy and upgrade their wireless infrastructure equipment.

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

“The Internet of Things”

In China, a budding phenomenon has developed, referred to as “The Internet of Things” in organizations and businesses. The Internet of Things literally translates into “the connection of things”, whether they are products, components or systems, so that individuals can communicate intelligently with one another and can communicate remotely with their home and office computers, home appliances and other electronic devices. Everything from home appliances, public infrastructure and facilities, to logistic processes will be assigned an IP address and connected to the Internet of Things through a wireline or wireless connection. This demand is expected to increase the need for wireless infrastructure.

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

Our Solution

We design, engineer and sell RF-based local-access network solutions for indoor and outdoor wireless coverage and WFDS™ solutions for unified local access-network coverage. In the past, our focus has been on RF-based local access-network solutions, but in the future we expect to leverage our WFDS™ technology to transition our customers to a unified local access-network solution. Our WFDS™ solutions are designed for use by property owners of all types of buildings including enterprises, municipalities, small businesses and homes. Our unified local access-network WFDS™ solutions integrate multiple access services, have a lower total cost of ownership and provide better wireless coverage.

Unified Local Access Network WFDS™ Solution

We plan to leverage our first-mover advantage with our WFDS™ technology in order to increase our penetration in China and to strengthen our relationships with the Big-3 for whom we believe our WFDS™ solution is a critical component to remain aligned with industry trends and government-sponsored initiatives.

Key benefits of our unified local access-network WFDS™ solution include:

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

•
Easy to install, use and maintain. Our WFDS™ solution enables a property owner to deploy a single multi-functional platform in a simple and consolidated form. WFDS™ is easy to install and is centrally managed, is compatible with 2G and 3G services, and is forward compatible with 4G services.

RF-based Local Access Network Solutions

We provide RF-based local access-network solutions to the telecommunications industry for environments including hotels, residential estates, office buildings, airports, exhibition centers, underground stations, highways and tunnels. Our suite of products that we deploy as part of these solutions includes base station and tower mounted amplifiers, antennas, couplers and splitters. Our RF-based products support various 2G and 3G transmission standards, including CDMA, W-CDMA, GSM and TD-SCDMA.

Our Competitive Strengths

We believe that the following competitive strengths enable us to compete effectively and to capitalize on the growth opportunities in our markets:

Strong Research and Development Capabilities

Our R&D capabilities rank among the best in the PRC’s telecommunications industry. We have a robust engineering project-management system and an experienced engineering team. Our research and development center is equipped with the latest equipment and testing facilities, which give our research and development personnel the tools they require to make significant advances in access-network technologies. In addition, we provide our employees with continuing education administered through internal programs. Our R&D team developed our proprietary WFDS™ product, which is one of the leading indoor access-network products in China.

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

Governmental support

As a high-tech enterprise with an established track record, our company enjoys the stimulus plans offered by China’s industry governmental authorities and by local authorities, including the Ministry of Science and Technology, the Ministry of Industry and Information Technology, the Beijing municipal government and the Administrative Committee of Z-Park.

Our Growth Strategy

In order to maintain our position as one of the leading companies in the PRC’s access-network solutions sector, and expand and diversify our revenue streams, we have adopted the following strategies:

Continue to focus on research and development

We plan to continue to invest in research and development for our key technologies and our products to enhance our leading position in the access-network technology market and take full advantage of the PRC’s investments in 3G networks. We have dedicated research and development programs to advance access-network solutions for the continued development of our business.

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

Strengthen international market presence

We plan to focus on increasing our presence in markets outside of the PRC. We will continue to strengthen our presence overseas by leveraging our expertise and leading access-network products and solutions. In the United States, we plan to seek cooperation with peers that have strong research and development abilities, and develop technology and products that are suitable for PRC market. However, we also seek to find partners within the integration business to sell our products, as our products are cost-effective. In developing countries, we seek cooperation with local integration partners (whom we utilize as our local product distribution channels) to deliver our access-network solution technologies.

Description of Products and Engineering Services

We design and sell electronic equipment used to provide access-network solutions to our customers. Many of these types of equipment, including WFDS™ products, RFPA products, passive components and base station antennae for 2G, 3G, Broadband access and CATV networks, are highly specialized active microwave components designed to meet the needs of our customers.

In addition to designing and selling our products, we also provide systems integration services for our customers. The primary systems integration services provided to our customers are project design and engineering, specifically, the development and design of indoor (living quarters, hospital systems, and hotels) and outdoor (expressways, railways and no coverage zones) wireless signal complementary coverage solutions and their related products. This includes the design of the required equipment, implementation, project quality evaluation as well as after-sale maintenance and optimization for system integration products, constructive products for engineering design projects and wireless network optimization products.

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

Competition

Our main domestic competitors are Guangdong Comba, Wuhan Hongxin and China GrenTech.

•	Guangdong Comba was one of the first Chinese domestic telecom manufacturers. The company is listed on the Hong Kong Stock Exchange under the stock symbol 2342.HK.

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

Operating Expenses

Operating expenses consist of sales and marketing expenses, general and administrative expenses, and research and development expenses. The largest component of our operating expenses is personnel costs. Personnel costs consist of salaries, benefits and other compensation for our employees. We had approximately 1412 full-time employees as of September 30, 2011.

Sales and marketing expenses represent the largest component of our operating expenses and primarily consist of sales and marketing expenses, including all related expenses and compensation for sales personnel and travel expenses related to sales of products and market development. We expense sales and marketing expenses as incurred.

We plan to continue to invest strategically in sales and marketing with the intent of adding new customers and increasing penetration within our existing customer base, expanding our domestic and international sales and marketing activities, building brand awareness and sponsoring additional marketing events. We expect future sales and marketing expenses to continue to be our most significant operating expenses.

General and administrative expenses primarily consist of compensation for personnel, travel expenses, materials expenses related to ordinary administration, fees for professional services, and provisions for doubtful accounts.

Research and development expenses primarily consist of compensation for research and development staff, material expenses, travel expenses and facility expenses. We are devoting substantial resources to the continued development of additional functionality for existing products and the development of new products. We intend to continue to invest in our research and development efforts because we believe they are essential to maintaining our competitive edge. The amount invested in our research and development activities will increase as we continue to increase our revenue. However, as a percentage of revenue, research and development costs are expected to remain relatively low.

Interest Expense

Interest expense includes interest we pay on our short-term bank loans.

Other Income (Expense), Net

Other income (expense), net includes interest income on cash balances, gains or losses from disposal of assets, gains or losses the conversion of non-Renminbi transactions into Renminbi, and gains from governmental subsidies. Cash has historically been invested in highly liquid investments with original maturities of three months or less.

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

Transactions in currencies other than the functional currency during the year are translated into the functional currency at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at the applicable rates of exchange in effect on the balance sheet date. Exchange gains and losses are recorded in the condensed consolidated statements of operations.

For translation of financial statements into the reporting currency, assets and liabilities are translated at the exchange rate on the balance sheet date, equity accounts are translated at historical exchange rates, and revenue, expenses, gains and losses are translated at the weighted average rates of exchange prevailing during the period. A translation adjustment, when material, resulting from this process is recorded in accumulated other comprehensive income within stockholders’ equity.

Inventory Valuation

Inventory consists of equipment and related component parts and is stated at the lower of weighted average cost or market value. We record inventory write-downs for potential excess inventory based on forecasted demand, economic trends and technological obsolescence of our products. If future demand or market conditions are less favorable than our projections, additional inventory write-downs could be required and would be reflected in cost of product revenue in the period the revision is made. At the time of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Allowances for Doubtful Accounts

We record a provision for doubtful accounts based on historical results and a detailed assessment of the collectability of our accounts receivable. In estimating the allowance for doubtful accounts, our management considers, among other factors, (1) the aging of the accounts receivable, including trends within and ratios involving the age of the accounts receivable, (2) our historical write-offs, (3) the credit-worthiness of each customer, (4) the economic conditions of the customer’s industry, and (5) general economic conditions. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet their financial obligations to us, we record a specific allowance against amounts due from the customer, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected.

Goodwill

We apply ASC Topic 350 – Goodwill and Other Intangibles and perform an annual goodwill impairment test, or test more frequently if events or changes in circumstances indicate that the carrying value may be impaired. Goodwill is allocated to cash-generating units for the purpose of the impairment test and determination of gain or loss on disposal.

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

RESULTS OF OPERATIONS

Our operating results are presented for the quarter ended September 30, 2011, as compared to the quarter ended September 30, 2010.

The following is the statement of our operations for the three months ended September 30, 2011 and 2010:

Item	Three months ended September 30, 2011		Three months ended September 30, 2010		Comparisons
	$'000	% of revenue	$'000	% of revenue	$'000%
Revenue	29610		$43101		-13491	-31.3%
Cost of products and professional services	16731	56.5%	23560	54.7%	-6829	-29.0%
Gross profit	12879	43.5%	19541	45.3%	-6662	-34.1%
Sales and marketing expenses	3552	12.0%	4445	10.3%	-893	-20.1%
General and administrative expenses	1988	6.7%	714	1.7%	1274	178.4%
Research and development expenses	510	1.7%	216	0.5%	294	136.1%
Depreciation and amortization	118	0.4%	75	0.2%	43	57.3%
Interest expenses	394	1.3%	122	0.3%	272	223.0%
Other income	108	0.4%	282	0.7%	-174	-61.7%
Income before tax	6425	21.7%	14251	33.1%	-7826	-54.9%
Income tax	1182	4.0%	2199	5.1%	-1017	-46.2%
Net income	5243	17.71%	12052	28.0%	-6809	-56.5%

The following is the statement of our operations for the nine months ended September 30, 2011 and 2010:

Item	Nine months ended September 30, 2011		Nine months ended September 30, 2010		Comparisons
	$'000	% of revenue	$'000	% of revenue	$'000%
Revenue	68419		70852		-2433	-3.4%
Cost of products and professional services	38308	56.0%	38874	54.9%	-566	-1.5%
Gross profit	30111	44.0%	31978	45.1%	-1867	-5.8%
Sales and marketing expenses	8709	12.7%	11349	16.0%	-2640	-23.3%
General and administrative expenses	5353	7.8%	4530	6.4%	823	18.2%
Research and development expenses	1378	2.0%	631	0.9%	747	118.4%
Depreciation and amortization	340	0.5%	227	0.3%	113	49.8%
Interest expenses	730	1.1%	382	0.5%	348	91.1%
Other income	432	0.6%	811	1.1%	-379	-46.7%
Income before tax	14033	20.5%	15670	22.1%	-1637	-10.4%
Income tax	2647	3.9%	3028	4.3%	-381	-12.6%
Net income	11386	16.6%	12642	17.8%	-1256	-9.9%

For the three months ended September 30, 2011: our revenue was $29,610,000; the gross profit was $12,879,000; the net income was $5,243,000; the net profit ratio was 17.71%. For the nine months ended September 30, 2011: our revenue was $68,419,000; the gross profit was $30,111,000; the net income was $11,386,000; the net profit ratio was 16.6%. As income growth slowed, most of the figures recorded a decrease compared to the same period of last year.

Revenue

Three months ended September 30, 2011 and 2010:

Item	Three months ended September 30, 2011		Three months ended September 30, 2010		Change
	$'000	% of revenue	$'000	% of revenue	$'000%
Product sales	11443	38.6%	17518	40.6%	-6075	-34.7%
Service sales	18167	61.4%	25583	59.4%	-7416	-29.0%
Total	29610		43101		-13491	-31.3%

Nine months ended September 30, 2011 and 2010

Item	Nine months ended September 30, 2011		Nine months ended September 30, 2010		Change
	$'000	% of revenue	$'000	% of revenue	$'000%
Product sales	27269	39.9%	29678	41.9%	-2409	-8.1%
Service sales	41150	60.1%	41174	58.1%	-24	-0.1%
Total	68419		70852		-2433	-3.4%

For the three months ended September 30, 2011, revenue generated from product sales was $11,443,000. For the nine months ended September 30, 2011, revenue generated from product sales was $27,269,000.

For the three months ended September 30, 2011, revenue generated from professional services was $18,167,000. For the nine months ended September 30, 2011, revenue generated from professional services was $41,150,000.

Compared with the same period of 2010, there is no significant change in the proportion of the revenue from product sales to professional services.

For the three months ended September 30, 2011, revenue generated from product sales decreased by $6,075,000. Major declines in product sales were seen in Inner Mongolia, Shandong and Gansu, leading to a decrease of $5,462,000 in total.  For the three months ended September 30, 2011, revenue generated from service sales decreased by $7,416,000. Major declines in service sales were seen in Shandong, Shanxi, Shanghai and Tianjin, leading to a decrease of $6,660,000 in total.

Breakdown by Customer

Three months ended September 30, 2011 and 2010:

	Three months ended September 30, 2011		Three months ended September 30, 2010		Change
Customers	$’000	% of revenue	$'000	% of revenue	$'000%
China Mobile	17710	59.8%	23264	54.0%	-5554	-23.9%
China Unicom	7471	25.2%	15148	35.1%	-7677	-50.7%
China Telecom	3670	12.4%	4396	10.2%	-726	-16.5%
Other Customers	759	2.6%	170	0.4%	589	346.5%
Overseas Customers	0	0.0%	123	0.3%	-123	0.0%
Total	29610		43101		-13491	-31.3%

Nine months ended September 30, 2011 and 2010:

	Nine months ended September 30, 2011		Nine months ended September 30, 2010		Change
Customers	$’000	% of revenue	$'000	% of revenue	$'000%
China Mobile	37008	54.1%	40868	57.7%	-3860	-9.4%
China Unicom	21450	31.4%	20979	29.6%	471	2.2%
China Telecom	5904	8.6%	8093	11.4%	-2189	-27.0%
Other Customers	3998	5.8%	526	0.7%	3472	660.1%
Overseas Customers	59	0.1%	386	0.5%	-327	-84.7%
Total	68419		70852		-2433	-3.4%

Revenues from the wireless telecom carriers were the Company’s major source of revenue. For the three months ended September 30, 2011, our revenue generated from China Mobile accounted for 59.8% of our total revenue. Our revenue generated from China Unicom accounted for 25.2% of total revenue. For the nine months ended September 30, 2011, our revenue generated from China Mobile accounted for 54.1% of our total revenue. Our revenue generated from China Unicom accounted for 31.4% of total revenue. As for the proportion of customers, there is no significant change in the proportion of revenues generated from the “Big Three”. The proportion of overseas customers and other customers represent a relatively larger change, but overall they still remained a relatively small portion of total revenue. For the three months ended September 30, 2011, the revenue from other customers represented an increase of 346.5% from the same period in 2010, and for the nine months ended September 30, 2011, the revenue from other customers represented an increase of 660.1% from the same period in 2010. The increased revenues from new customers mainly lead to the increase in revenues of from other customers.

Breakdown by Type of Technology

Three months ended September 30, 2011 and 2010:

	Three months ended September 30, 2011		Three months ended September 30, 2010		Change
Product	$ ’000	% of revenue	$'000	% of revenue	$'000%
WFDSTM	10567	35.7%	10091	23.4%	476	4.7%
Traditional products	19043	64.3%	33010	76.6%	-19646	42.3%
Total	29610	100%	43101	100%	-13491	31.3%

Nine months ended September 30, 2011 and 2010:

	Nine months ended September 30, 2011		Nine months ended September 30, 2010		Change
Product	$ ’000	% of revenue	$'000	% of revenue	$'000%
WFDSTM	20027	29.3%	17388	24.5%	2639	15.2%
Trditional products	48392	70.7%	53464	75.5%	-5072	-9.5%
Total	68419	100%	70852	100%	-2433	-3.4%

Gross Profit

For the three months ended September 30, 2010 and 2011, a tabular summary of our gross profit is presented below:

	Three months ended September 30, 2011		Three months ended September 30, 2010		Change
Item	$ ’000	% of revenue	$'000	% of revenue	$'000%
Revenue	29610		43101		-13491	-31.3%
Equipment and services costs	16731	56.5%	23560	54.7%	-6829	-29.0%
Gross profit	12879	43.5%	19541	45.3%	-6662	-34.1%

For Nine months ended September 30, 2011 and 2010:

	Nine months ended September 30, 2011		Nine months ended September 30, 2010		Change
Item	$ ’000	% of revenue	$'000	% of revenue	$'000%
Revenue	68419		70852		-2433	-3.4%
Equipment and services costs	38308	56.0%	38874	54.9%	-566	-1.5%
Gross profit	30111	44.0%	31978	45.1%	-1867	-5.8%

Gross Profit Ratio

Our gross profit ratio was 43.5% in the third quarter of 2011, as compared to 45.3% in the third quarter of 2010. For the nine months ended September 30, 2011, our gross profit ratio was 44.0%, as compared to 45.1% in the same period of 2010. Our gross profit ratio was stable, with slight fluctuations in product sales and professional services.

Operating Expenses

Three months ended September 30, 2011 and 2010:

	Three months ended September 30, 2011		Three months ended September 30, 2010		Change
Item	$ ’000	% of revenue	$'000	% of revenue	$'000%
Sales and Marketing expenses	3552	12.0%	4445	10.3%	-893	-20.1%
General and Administrative expenses	1988	6.7%	714	1.7%	1274	178.4%
Research and Development expenses	510	1.7%	216	0.5%	294	136.1%
Depreciation and Amortization	118	0.4%	75	0.2%	43	57.3%
Total	6168	20.8%	5450	12.7%	718	13.2%

Nine months ended September 30, 2011 and 2010:

	Nine months ended September 30, 2011		Nine months ended September 30, 2010		Change
Item	$ ’000	% of revenue	$'000	% of revenue	$'000%
Sales and Marketing expenses	8709	12.7%	11349	16.0%	-2640	-23.3%
General and Administrative expenses	5353	7.8%	4530	6.4%	823	18.2%
Research and Development expenses	1378	2.0%	631	0.9%	747	118.4%
Depreciation and Amortization	340	0.5%	227	0.3%	113	49.8%
Total	15780	23.0%	16737	23.6%	-957	-5.7%

Sales and Marketing Expenses

Sales and marketing expenses were $3,552,000, or 12.4% of our revenue for the three months ended September 30, 2011, as compared to $4,445,000, or 10.3% of our revenue for the same period in 2010. Sales and marketing expenses were $8,709,000, or 12.7% of our revenue for the nine months ended September 30, 2011, as compared to $11,349,000, or 16.0% of our revenue for the same period in 2010.

The decrease in sales and marketing expenses was mainly due to the decrease in revenue and substantial, sales and marketing expenses were incurred in 2010 for the introduction of the 3G technology in China and our WFDSTM products.

General and Administrative Expenses.

General and administrative expenses were $1,988,000, or 6.7% of our revenue for the three months ended September 30, 2011, as compared to $714,000 or 1.7% of revenue for the same period in 2010. For the nine months ended September 30, 2011, general and administrative expenses were $5,353,000, or 7.8% of our revenue, as compared to $4,530,000 or 6.4% of revenue for the same period in 2010.

The increase in sales and administrative expenses was mainly due to the increase in number of branch offices in the second half of 2011 and the bad debt provisions recognized in this quarter.

Research and Development Expenses

Research and development expenses were $510,000, or 1.7% of revenues for the three months ended September 30, 2011, as compared to $216,000, or 0.5% of revenues for the same period in 2010. For the nine months ended September 30, 2011, the R&D expenses were $1,378,000, or 2.0% of revenues, as compared to $631,000, or 0.9% of revenues for the same period in 2010. The low proportion of R&D expenses to revenue was mainly due to the fact that the R&D expenses were only for equipment, and the R&D expenses for equipment are not included into total expenses until the contracts are confirmed.

Interest Expense

Three months ended September 30, 2011 and 2010:

	Three months ended September 30, 2011		Three months ended September 30, 2010		Growth
	$’000	% of revenue	$'000	% of revenue	$'000%
Interest expenses	394	1.3%	122	0.3%	272	223.0%

Nine months ended September 30, 2011 and 2010:

	Nine months ended September 30, 2011		Nine months ended September 30, 2010		Growth
	$’000	% of revenue	$'000	% of revenue	$'000%
Interest expenses	730	1.1%	382	0.5%	348	91.1%

Interest Expense

Interest expenses were $394,000 for the three months ended September 30, 2011, increased by $272,000 or 223.0% as compared to $122,000 for the same period in 2010. For the nine months ended September 30, 2011, interest expenses were $730,000, an increase of $348,000 or 91.1% as compared to $382,000 for the same period in 2010. The increase in interest expense in 2011 was due to the increased level of short-term loans and guarantee fees paid to the guarantor. The Company’s short-term loans as of September 30, 2011 amounted to $13,168,000, an increase of 50.0% as compared to $8,776,000 for the same period in 2010.

Liquidity and Capital Resources

We generally finance our operations from cash flow generated internally and short-term bank loans. As of the three months ended September 30, 2011, we had current assets of $251,723,000. Our current assets were comprised of: inventories of $6,291,000, accounts receivable of $223,316,000, prepayments of $1,710,000, other current assets of $4,564,000, cash and cash equivalents of $14,318,000, and amounts due from related parties of $1,524,000. Current liabilities were $128,873,000, comprised of accounts payable of $42,239,000, tax payables of $16,641,000, short-term loans of $13,168,000, customer deposits for sales of equipment of $2,343,000, other payables of $52,664,000, and amounts due to related parties of $1,818,000.

Our net cash used in operating activities was $(17,439,000) for the nine months ended September 30, 2011. At September 30, 2011, cash and cash equivalents were $14,318,000. Current assets were $251,723,000 and current liabilities were $128,873,000, reflecting a current ratio (current assets/current liabilities) of 1.95:1.

Our trading terms with our customers are mainly on credit. The accounts receivable turnover period for the three months ended September 30, 2011 was 636 days. The accounts receivable turnover period for the nine months ended September 30, 2011 was 799 days. The long accounts receivable turnover period is due to the marketing strategy for rapid-growth, which results in more accounts receivable. And our trading terms, which are on credit also have a direct impact on our accounts receivable turnover period. In 2011, our marketing strategy is to control growth, enhance money-return, and open up new markets, which will lead to a steady decrease in accounts receivable turnover period. For the three months ended September 30, 2011, our accounts receivable turnover period decreased 96 days, as compared to the the three months ended June 30, 2011.

We have experienced long accounts receivable turnover periods. This is due to the fact that most of our projects are integrated projects and the accounts receivable turnover period for these kinds of sales has been relatively long. Most of our major competitors focus on pure equipment sales, which lead to shorter accounts receivable turnover periods. In addition, most of our customers are the ”Big Three”, which are known as “blue chip” customers and their payment cycles are comparatively long.

Our inventory turnover period for the three months ended September 30, 2011 was 94 days, as compared to 42 days in the same period in 2010.

As in 2011, our cash and bank balances are mainly denominated in RMB and U.S. Dollars, while our bank borrowings are mainly denominated in RMB. Our revenue, expenses, assets and liabilities are mainly denominated in RMB and U.S. Dollars.

The total construction area of our plant built in Gu’an, Langfang City, Hebei Province is 41,942.74 square meters. The total amount of the construction contract is 56,973,950 RMB. The construction is expected to last from June 9, 2011 to December 31, 2011. To date, 23,549,000 RMB has been paid for the construction and an additional 5,000,000 RMB is expected to be paid in November and December.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Under supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”); and whether any change has occurred in the Company’s internal control over financial reporting pursuant to Exchange Act Rules 13a-15(d) and 15d-15(d). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective due to the fact that the material weaknesses in the Company’s internal control over financial reporting described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 have not been remediated as of the Evaluation Date, although steps have been taken toward remediation during the quarter ended September 30, 2011.

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

(b) Changes in internal control over financial reporting

During the quarter ended September 30, 2011, there were no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following documents are filed or furnished as part of this report:

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

101
The following materials from Telestone Technologies Corporation’s Quarterly Report on Form 10-Q for the three months ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language), are furnished herewith: (i) Consolidated Balance Sheets (unaudited) as of September 30, 2011 and December 31, 2010; (ii) Statements of Operations (unaudited) for the three and nine months ended September 30, 2011 and September 30, 2010; (iii) Consolidated Statements of Changes in Shareholders’ Equity (unaudited); (iv) Consolidated Statements of Cash Flows (unaudited) for the three and nine months ended September 30, 2011 and September 30, 2010 and (v) Notes to the Unaudited Consolidated Financial Statements (unaudited).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELESTONE TECHNOLOGIES CORPORATION

Date: November 21, 2011	By:	/s/ Han Daqing
Han Daqing, Chief Executive Officer
(Principal Executive Officer)

Date: November 21, 2011	By:	/s/ Yu Xiaoli
Yu Xiaoli, Chief Financial Officer
(Principal Financial Officer)