Form 10-K
period 2011-12-31
TELESTONE TECHNOLOGIES CORP
filed 2012-03-30
CIK 817129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☑

The aggregate market value of the 9,079,264 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was $56,473,022 as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $6.22 per share, as reported by The NASDAQ Stock Market, Inc. As of March 30, 2012, there were 12,333,264 shares of common stock of Telestone Technologies Corporation outstanding.

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

TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS	3
Corporate History	3
Current Business Operations	4
Our Competitive Strengths	5
Business Outlook	6
Our Business Strategies	6
Description of Products & Engineering Services	7
Research & Development	7
Competition	7
Government Regulation	8
Intellectual Property and Proprietary Rights	9

ITEM 1A. RISK FACTORS	10
ITEM 1B. UNRESOLVED STAFF COMMENTS	25
ITEM 2. PROPERTIES	25
ITEM 3. LEGAL PROCEEDINGS	25

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	26
ITEM 6. SELECTED FINANCIAL DATA	27
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	28
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	37
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	37
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	38
ITEM 9A. CONTROLS AND PROCEDURES	38
ITEM 9B. OTHER INFORMATION	40

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	41
Involvement in Certain Legal Proceedings	43
Compliance with Section 16(a) of the Securities Exchange Act of 1934	43
Meetings and Certain Committees of the Board	43
Stockholder Communications	44
Compensation of Directors	44
ITEM 11. EXECUTIVE COMPENSATION	44
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	46
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	47
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	47
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	48
SIGNATURES	50

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

On August 10, 2004, the Court approved the Plan and entered the order entitled “Order Approving Disclosure Statement and Confirming First Amended Plan of Liquidation and Authorizing and Directing Certain Actions In Connection Therewith” (the “Order”). Pursuant to the Plan, all prior operational assets were liquidated and the proceeds were paid, per the approved claim schedule, to creditors and for the administration of the estate. Pursuant to the Plan, all of the property of the Debtor’s estate vested in the Plan Trustee, free and clear of all claims, liens, encumbrances, charges or other interests, and all executory contracts and unexpired leases were rejected. The Court also placed an injunction against all entities that may have held, currently hold, or may hold a debt, claim or other liability or interest against the Debtors, dischargeable upon confirmation of the Plan, and permanently enjoined any action on account of such debt, claim, liability, interest or right. The Court further terminated all claims arising or related to stock, stock options, stock plans for employees, officers and directors, warrants and convertible provisions within the debt instruments by creditors. The Court ordered that our common stock be diluted by a reverse stock split of our issued and outstanding common shares. Under the Order, each share of our common stock issued and outstanding was reclassified on a 1 for 822 basis at a $0.001 par value.

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
3

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

On October 8, 2007, BTWTC formed a subsidiary named Beijing Telestone Communication Technology Corp. Ltd (“BTWTC”), which focuses on developing and managing Telestone’s overseas businesses. BTWTC is responsible for all of Telestone’s international businesses and focuses on the Company’s international expansion efforts. The move was intended to simplify current command and reporting lines. BTWTC also seeks to identify new opportunities to ensure consistent growth in Telestone’s overseas businesses.

On December 14, 2009, Beijing Telestone established a wholly-owned subsidiary, Guan Telestone Telecommunication Technologies Company Limited (“Guan Telestone”)(note) in Guan, Hebei Province, the PRC with operating period of 20 years until December 13, 2029. Guan Telestone holds a land use right in Guan for development of a research and development center and a manufacturing plant of telecommunication equipment.

On October 25, 2010, Beijing Telestone and BTWTC established a wholly-owned subsidiary, Guan Bopu Network Equipment Company Limited (“Guan Bopu”) (note) in Guan, Hebei Province, the PRC with operating period of 20 years until October 24, 2030. Guan Bopu is engaged in the trading of wireless telecommunication equipment.

On November 7, 2011, BTWTC and the owners of Sichuan Ruideng Telecom Corporation (“SRTC”) entered into a definitive agreement. Under the agreement, 100% equity ownership interests in SRTC have been transferred by the owners of SRTC to BTWTC in exchange of a cash consideration of $2 million and 1.8 million restricted common shares of TSTC. The acquisition was completed on December 30, 2011. SRTC was founded in 1993 and based in Chengdu, Sichuan Province, the PRC. It develops and provides telecommunication local access networks and system-integration services mainly in Sichuan, Yunnan, Guizhou, Hubei and Qinghai provinces.

Our executive offices are those of Beijing Telestone Technologies Co., Ltd. and are located at Floor 10, Ruida Plaza, No. 74 Lugu Road, Shi Jingshan District, Beijing China 100040. Our telephone number is 86-10-6860-8335.

Current Business Operations

We are a leading access-network solution provider serving the Chinese market. Since 1997, we have operated in the Chinese market and in 2006, we expanded our marketing efforts to include Vietnam, Indonesia, Malaysia, Thailand and India. In 2007, BTWTC was established as one of our subsidiaries focusing on developing and managing our overseas businesses. Currently, our marketing efforts have expanded to 29 countries around the world, including the U.S., Vietnam, Mexico, Brazil, Russia, India, the Philippines, Thailand, Ireland, Ecuador, Mongolia, South Africa, Turkey, Indonesia, Colombia, Costa Rica, Argentina, Ukraine, Kazakhstan, Singapore, South Korea, Hong Kong (SAR), Saudi Arabia, New Zealand, Bangladesh, the UAE, Canada and Iceland. Continued expansion outside of China is one of our core strategies. We believe that the quality of our products and services will allow Telestone to be increasingly competitive internationally.

Our access-network solutions include the research and development (“R&D”) and application of access-network technology. In addition to our homegrown access-network equipment, which includes repeaters, antennas and radio-frequency peripherals, we also offer project design, project management, installation, maintenance and other after-sales services to our customers. Our access-network solutions are designed to further enhance the coverage of mobile telecommunications networks, which in turn improves the quality of reception for mobile phone users. The solutions we provide to the telecommunications industry can be used in indoor and outdoor environments, including hotels, residential estates, office buildings, airports, exhibition centers, underground stations, highways and tunnels.

In 2008, we launched WFDS™ (as defined below), a next generation wireless distribution system. WFDS™ is an all-optical network that combines the technologies of both wireless and optical telecommunications. This system supports all mobile telecom networks and various other networks, including WLAN, FTTH, traditional telephone, and video surveillance systems. In 2010, we began generating revenues from WFDS™ installations, and, as of December 31, 2011, we have completed 499 WFDS™ installations.

In addition, our WFDS™ technology provides several important benefits to Telestone and its investors: WFDS™ offers an opportunity for us to diversify our customer base; and WFDS™ generates 45% to 50% of the gross margin of the company; WFDS™ also targets a different customer base — property developers and managers — rather than large telecom carriers, and these customers tend to make payments more quickly, which should reduce our accounts-receivable days’ sales outstanding (“DSOs”) over time, as WFDS™ grows as a percentage of our revenues. Finally, WFDS™ is a technology platform, and we have a pipeline of WFDS™ technologies slated for launch over the next several years.

While we expanded our sales from purely consisting of a RF-based wireless product portfolio to one including sales from our Unified Local-Access Solution (“WFDS™”) products, our traditional RF-based products still remain a strong growth driver for Telestone and we received more than 70 % of our revenues from RF-based products in 2011.

We are committed to the research and development of wireless communication related technology. Over 90% of our technology is developed in-house at our research and development center. We employ an experienced and highly trained professional staff of scientists and engineers that concentrate on the invention and further advance of wireless communication technology. We have over 100 R&D specialists, many of whom are industry experts in telecommunications — all have at least a bachelor’s degree, and 40% have a master’s degree or above. As a result of our commitment to R&D, since its introduction, our innovative WFDS™ technology has received recognition in the telecommunications industry and has won awards and praise from several telecommunications carriers.

Also, in order to provide a speedy response and a high level of service to our customers, we have established more than 30 locations throughout China. These locations offer sales, project survey, design, project management and installation and maintenance services. We believe that this sales and service strategy enriches our capability to increase our existing customer base in the PRC and enables us to provide timely responses to customers’ inquires as well as technical and maintenance service upon our customers’ requests. Our sales efforts are not focused in nor dependent upon any particular region or province of the PRC.

Our Competitive Strengths

We believe that the following competitive strengths enable us to compete effectively and to capitalize on the growth opportunities in our markets:

Strong Research and Development Capabilities and Results

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

Our proprietary WFDS™, the result of our R&D efforts, is one of the leading indoor access-network products in China. Compared with other traditional wireless distribution systems, our WFDS™ system has many advantages. Firstly, WFDS™ adapts fiber to transport signals. Based on the low signal-loss characteristic of fiber, through which signals can be transmitted over long distances, the main unit (“MU”) can be placed closer to the signal source, and the remote unit (“RU”) can be placed closer to the subscribers. Therefore, a micro-power signal source can be used, which reduces interference and noise, generates low electromagnetic interference, and expands the coverage area. Secondly, due to the input port of the MU connecting to the signal combiner, WFDS™ systems can support multiple signals’ access and network integration. WFDS™ can provide all broadband communication services access in the 500 kHz ~ 3 GHz band for subscribers. Thirdly, due to the fact that each node of the system has the same bandwidth and flow characteristics, WFDS™ can provide the same communication services for every subscriber. WFDS™ systems are also easy to manage and flexible for implementing expansion and upgrades of systems with minimum cost.

Broad and diverse market base

Our business covers a wide region. We have 30 branches throughout China and our business covers 29 countries worldwide.

Experienced marketing staff

We employ a group of experienced telecommunications experts and an experienced and technologically savvy marketing staff in China.

Strong customer relations

We have maintained long-term relationships with China Unicom, China Mobile, China Telecom and China Netcom as customers for approximately 14 years.

Governmental support

As a high-tech enterprise with an established track record, our company enjoys the stimulus plans offered by both China’s industry governmental authorities and by local authorities, including the Ministry of Science and Technology, the Ministry of Industry and Information Technology, the Beijing municipal government and the Administrative Committee of Z-Park.

Business Outlook

We expect that the integration of telecommunications, television, radio broadcasting, and internet access-networks in China will continue in 2012. Recently there has been a greater emphasis on investment and projects related to 4G networks to the detriment of older technologies like 3G. Thus, in order to continue its expansion, the Company plans to increase its investments related to the development of TD-LTE (Time Division Long-Term Evolution – China’s homegrown 4G technology and standard) technology and expects to generate a gradual increase in revenue from sales of products utilizing such technology to the Big 3.

We have successfully entered the U.S. market and have also made some progress with pilot projects in Mexico, Chili and Columbia. We expect construction of integrated private networks will accelerate in China and America, and as a result the revenues from WFDSTM in the domestic as well as the overseas markets will increase and correspondingly occupy a considerable percentage of the company’s total revenue.

The Company has also been developing TIPS (Telestone Intelligence Premises System) based on WFDSTM technology. The Company will target government, manufacturing, military and police, railway, aviation and other industries as customers for this technology. The core of TIPS is Telestone’s Unified Premises Information Network System (UPINS) technology, which distributes all information generated or required at any time and at any location within a premises network in a timely manner. TIPS networks are characterized by ultra-wide bandwidth, long transmission distances, and multi-cascading technology.

Our Business Strategies

In order to maintain our position as one of the leading companies in the PRC’s access-network solutions sector, and expand and diversify our revenue streams, we have adopted the following strategies:

Continue to focus on research and development

We plan to continue to invest in research and development for our key technologies and products to enhance our leading position in the access-network technology market and take full advantage of the PRC’s investment in 3G networks. We have dedicated research and development programs to advance access-network solutions for the continued development of our business.

Seek selective acquisitions and strategic investments

In the domestic market, we intend to maintain strong relationships with Chinese mobile telecommunications carriers and potentially make selective acquisitions in major provincial markets where we do not have a leading market share. Our potential targets are companies that enjoy a leading market position and have strong business networks in their provincial markets, that have strong production capabilities, that own applicable value-added products and whose customer network platforms adapt to WFDS™. We believe that we will further our penetration of provincial markets and raise our overall market share through selective acquisitions and the promotion of new solutions.

Strengthen international market presence

We plan to focus on increasing our presence in markets outside of the PRC. We will continue to strengthen our presence abroad by leveraging our expertise and our leading access-network products and solutions. In the United States, we plan to seek cooperation with peers that have strong research and development abilities and develop technology and products that are suitable for the PRC market. We also seek partners within the integration business to sell our products. In developing countries, we only seek cooperation with local integration partners to deliver our access-network solution technologies. We then work with these partners to set up our local product distribution channels.

Description of Products & Engineering Services

We design and sell electronic equipment used to provide access-network solutions to our customers. Many of these types of equipment, including WFDS™ products, RFPA products, passive components and base station antennas for 2G, 3G, Broadband access and CATV networks, are highly specialized active microwave components designed to meet the needs of our customers.

In addition to designing and selling our products, we also provide systems integration services to our customers. The primary systems integration services provided to our customers are project design and engineering, specifically, the development and design of indoor (living quarters, hospital systems, and hotels) and outdoor (expressways, railways and no coverage zones) wireless signal complementary coverage solutions and their applied products. This includes the design of the required equipment, implementation, project quality evaluation as well as after-sale maintenance and optimization for system integration products, constructive products for engineering design projects and wireless network optimization products.

Research & Development

We maintain a research and development center where the majority of our products are designed by our staff of engineers and scientists. Our research and development center is equipped with the latest equipment and testing facilities, which give our research and development personnel the tools they require to make significant advances in access-network technologies. The center is comprised of three research centers including (i) the Premises Neural Network Research and Development Center, (ii) the Joint Development center, and (iii) the System Product Research Center, and seven professional research departments including: (i) the Resident Neural Network Research and Development Department, (ii) the Radio Station Network Development Department, (iii) the Equipment R&D Department, (iv) the Parts Development Department, (v) the IP Resident Network Research and Development Department, (vi) the Government Intelligent Systems Research and Development Department, and (vii) the Business Intelligent Systems Research Department. Two of these departments work on designing new products to meet the expected increased demand for 3G wireless products in the PRC.

We seek to remain at the forefront of current and future technologies, paying close attention to evolving development trends in domestic and international technologies. Our R&D capabilities are recognized and affirmed by the PRC government and have won awards such as the Project Certificate of National-level Torch Program and the Project Certificate of Nation-level Spark Program. In addition, a number of our products and systems, several of which have been patented or are patent pending, have been awarded various science and technology honors by PRC provincial and municipal governments.

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

Our potential international competitors include Powerwave Technologies and Andrew Corporation. We believe that our overseas competitors are not key threats to Telestone because they have no competitive advantage with respect to product costs and are not accustomed to the PRC market.

•	Powerwave Technologies, Inc. is a global provider of end-to-end wireless infrastructure solutions for use in wireless communications networks. It offers OEMs (original equipment manufactures), operators and network providers in the wireless communications industry a portfolio of antenna systems, base station systems and coverage systems.

•	Andrew Corporation (“Andrew”) is a global designer, manufacturer, and supplier of communications equipment, services and systems. Andrew’s products and expertise are found in communications systems throughout the world, including wireless and distributed communications, land mobile radio, cellular and personal communications, broadcast, radar and navigation.

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

We have obtained 30 patent certificates. Currently, 32 of our filed patent applications are under review by the State Intellectual Property Office of the People’s Republic of China. Our company will continue to focus on protecting our intellectual property rights.

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

Our success depends substantially upon retaining our significant clients, such as China Unicom, China Mobile and China Telecom. We cannot guarantee that we will be able to maintain long-term relationships or secure renewals of short-term relationships with our significant clients in the future. If we were to lose such customers, it is unclear if we would be able to replace them or how long it would take to do so. Accordingly, our revenues and profitability would be negatively impacted.

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

China Unicom, China Mobile and China Telecom, or the “Big 3”, award contracts through competitive bidding. As China Unicom and China Mobile were the two major licensed wireless operators in China prior to the industry restructuring which was completed in 2008 and even after the restructuring they remain major industry participants, we have limited negotiating leverage with these key clients in the bidding process. As a result, many proposed contractual terms and market practices subject to bidding are materially adverse to our interests. For example, most of our contracts, in the form contained in the bidding materials, do not specify a timetable for our customers to perform the inspection of products we install. This affects our revenues as the inspection by our wireless operator customers is a condition to our recognition of service revenue. Any worsening of these terms and conditions could have a material adverse effect on our liquidity and cash flows from operations.

We have long accounts receivable cycles and long collection periods, and our liquidity and cash flows from operations will deteriorate if our accounts receivable cycles or collection periods continue to lengthen.

As is customary in our industry in China, we experience relatively long accounts receivable cycles and long collection periods (up to approximately 688 days in 2011). These extended accounts receivable cycles and collection periods may adversely affect our cash flow and our ability to fund our operations from operating cash flow. In addition, if our customers experience sales slowdowns or other adverse effects to their business, they may not make payment in a timely fashion, further affecting our extended accounts receivable cycles and long collection periods. Failure of our customers to pay us in a timely manner would negatively affect our working capital, which would in turn adversely affect our cash flow, revenues and operating results in subsequent periods.

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

We rely on certain third-party suppliers to provide us various pieces of telecommunications equipment. If we were to lose our relationships with those suppliers, we may experience difficulties finding suitable replacements for our equipment needs, and our business and operations could be adversely affected. In addition, if any of our major suppliers fails to deliver our required materials in time for our production, and we are unable to find the required materials from other suppliers in a timely manner and on acceptable terms, there will be a delay in our provision of products and services to our customers. Such delays would damage our relationships with our customers and may materially and adversely affect our business operations.

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

Our customers typically set their annual budgets at the beginning for each year. Once the annual budget is set, the customers will commence the bidding process for specific projects. As a result, the amount of revenues we could recognize is typically lower during the earlier part of the year, especially during the first quarter. For our standalone service contracts and bundled sale contracts, our customers generally use the same team to manage different aspects of a project, including bidding, contracting and payment. Their work is performed in accordance with their internal annual and semi-annual project management process. As a result, our customers prefer to perform completion and preliminary inspections and sign contracts for each batch of installed projects at the same time. Under our revenue recognition policies, we recognize revenue after we receive the preliminary inspection certificate for our standalone service contracts and for the portion attributable to the provision of integrated services for our bundled sale contracts. Accordingly, we typically recognize higher levels of revenue during the second and third quarter than that of the first quarter, because more wireless coverage products are installed and inspected, and for which completion and preliminary inspection certificates are issued, during the second and the third quarters. During the fourth quarter, especially in December, our major customers, being public companies and influenced by their semi-annual reporting obligations, usually perform completion and preliminary inspections, issue completion and preliminary inspection certificates and sign contracts for a majority of our standalone service contracts and bundled sale contracts. Therefore, we typically recognize the highest level of revenue during the fourth quarter. Nevertheless, because we recognize our revenue from the sale of equipment when delivery has occurred and the customer has signed a contract with us and issued a delivery certificate to us under our standalone equipment contracts, our increased sales of equipment on a standalone basis following the implementation of the centralized billing process has slightly reduced the effect of seasonality on our business.

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

The development of our products is based upon complex technologies, and requires significant time and expertise in order to meet industry standards and customer specifications. Our customers often have their own sets of standards and criteria related to their requirements for wireless coverage products, including standards and criteria mandated by the relevant governmental authorities. We must satisfy such standards and criteria in order to be eligible to supply our products and services to those customers. If we are unable to continue to meet these standards and criteria, we may become ineligible to provide our products and services that have in the past generated most of our revenues and profitability. Furthermore, quality and performance problems could damage our reputation and our relationships with existing and prospective customers and could have a material and adverse effect on our revenue growth.

We customarily provide our customers with one to three years of warranty protection, under which we agree to repair or replace defectively installed wireless coverage products at no additional cost to our customers. Our contracts generally do not contain disclaimers or limitations on product liabilities for special, consequential and incidental damages, nor do we typically cap the amounts our customers may recover for damages. In addition, we do not currently maintain any insurance for product liability or warranty claims. Thus, our failure to offer products and services that meet our customers’ specific requirements could give rise to substantial liabilities under our warranties and otherwise.

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

For example, 4G is a new and evolving technology. Our research and development efforts may not yield new wireless coverage products that are readily deployable in 4G networks and that our customers may not be satisfied with the performance of our 4G coverage products. Under those circumstances, we will not be able to recoup our research and development costs and expenses, we may not be able to serve our customers’ 4G needs, and customers may refuse to use our products.

4G is due to overtake 3G as the technology of choice over the next several years and will occupy a considerable percentage of the total market share. If we are unable to react to this change our results will be materially adversely impacted.

More than 150 carriers in 60 countries are committed to 4G deployments and trials. U.S. mobile broadband use is reaching the limits of the available spectrum under 2G and 3G networks, and other countries are likewise on track to exceed the available bandwidth. Thus, if we dedicate ourselves solely to producing traditional 2G and 3G products our results will be negatively impacted.

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

Our future growth primarily depends on our ability to increase our market share domestically by effectively utilizing our competitive advantages. However, we also intend to increase our international presence and expand our customer base internationally. We currently have 6 sales offices outside of China. While we currently generate less than 5% of our revenue from overseas, we expect the international market, especially the U.S., will represent a significant growth opportunity for us in the future. However, we have limited experience in operating outside mainland China or with foreign regulatory environments and market practices, and we may not be able to penetrate these international markets. Our failure to grow in international markets may have an adverse effect on our business growth in the future.

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

The insurance industry in the PRC is still at an early stage of development. We currently do not maintain any product liability insurance for our products and services, nor do we carry any business interruption insurance, third-party liability insurance for personal injuries, or environmental damage insurance for environmental emissions or accidents on our properties or relating to our operations. There is no assurance that there will not be any product liability claims against us in relation to our products. Furthermore, we cannot assure you that we will not experience any major accidents in the course of our operations, which may cause significant property or environmental damage or personal injuries. Any business disruption, litigation or natural disaster might result in substantial costs and diversions of resources.

If we fail to develop and maintain an effective system of disclosure controls and internal controls over financial reporting, we may not be able to accurately report our financial results or prevent fraud; as a result, current and potential shareholders could lose confidence in the integrity of our financial reports, which could harm our business and the trading price of our common stock.

Effective internal controls are necessary for us to provide timely disclosure of material events affecting our business and reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management to establish and maintain a system of internal control over financial reporting and annual reports on Form 10-K filed under the Exchange Act to contain a report from management assessing the effectiveness of a company’s internal control over financial reporting. Separately, under Section 404, as amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, public companies that are large accelerated or accelerated filers must include in their annual reports on Form 10-K an attestation report of their regular auditors attesting to and reporting on management’s assessment of internal control over financial reporting. Non-accelerated filers and smaller reporting companies are not required to include an attestation report of their auditors in annual reports.

The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention. During the assessment of our internal controls over financial reporting for the year ended December 31, 2011, our management concluded that our disclosure controls and procedures were not effective due to control weaknesses and control deficiencies in our internal control over financial reporting (for details see Item 9A herein). Although we have developed certain remediation plans, which we anticipate will be completed during 2012, we cannot be certain that these measures we have undertaken will ensure that we will maintain adequate controls over our financial processes and reporting in the future.

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

Since we are a Delaware corporation and a public company in the United States, we are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. The PRC also strictly prohibits bribery of government officials. Our principal customers, the Big 3, are partially owned by the PRC government and our dealings with them are likely to be considered to be with government officials for purposes of these laws. We do not condone bribery on the part of our employees, agents, representatives and consultants. Our employees, agents, representatives and consultants may not always be subject to our control. If any of them violates FCPA or other anti-corruption law, we might be held responsible. In that event, we could suffer severe penalties. In addition, the U.S. government may seek to hold us liable for successor liability FCPA violations committed by companies in which we invest or that we acquire. Non-U.S. companies, including some that may compete with us, are not subject to these prohibitions. If these competitors engage in these practices, they may receive preferential treatment from some companies or other entities to our disadvantage.

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

 The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which precedents set in earlier legal cases are not legally binding. The overall effect of legislation enacted over the past 20 years has been to enhance the protections afforded to foreign invested enterprises in China. However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly and their interpretation and enforcement involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until some time after the violation. These uncertainties could limit the legal protections available to foreign investors, such as the right of foreign invested enterprises to hold licenses and permits such as requisite business licenses. In addition, all of our executive officers and our directors are residents of China, and substantially all the assets of these persons are located outside the U.S. As a result, it could be difficult for investors to effect service of process in the U.S., or to enforce a judgment obtained in the U.S. against us or any of these persons.

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

As the PRC economy has transitioned from a planned economy to a more market-oriented economy, the PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Although these measures may benefit the overall PRC economy, they may also have a negative effect on us.

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

Because almost all of our future revenues may be in the form of RMB, any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside the PRC or to make dividend or other payments in U.S. Dollars. Under current PRC laws and regulations, payments of current account items, including profit distributions, interest payments and operation-related expenditures, may be made in foreign currencies without prior approval from SAFE, but are subject to procedural requirements including presenting relevant documentary evidence of such transactions and conducting such transactions at designated foreign exchange banks within China that have the licenses to carry out foreign exchange business. Strict foreign exchange control continues to apply to capital account transactions. These transactions must be approved by or registered with SAFE, and repayment of loan principal, direct capital investment and investment in negotiable instruments are also subject to restrictions. We cannot assure you that we will be able to meet all of our foreign currency obligations or to remit profits out of China. If future changes in relevant regulations were to place restrictions on the ability of our PRC subsidiaries to remit dividend payments to us, our liquidity and ability to satisfy our third-party payment obligations, and our ability to distribute dividends, could be materially adversely affected. Further, restrictions on the convertibility of the Renminbi for capital account transactions could also affect the ability of our PRC subsidiaries to make investments overseas or to obtain foreign exchange funds through debt or equity financings, including by means of loans or capital contributions from us.

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

China passed a new PRC Enterprise Income Tax Law (the “EIT Law”) and its implementing rules, both of which became effective on January 1, 2008. The EIT Law imposes a unified enterprise income tax rate of 25% on all domestic enterprises and foreign-invested enterprises unless they qualify under certain limited exceptions. Under the EIT Law and it implementing rules, companies established before March 16, 2007 and had enjoyed preferential tax rates previously shall gradually become subject to the 25% rate over a five-year transition period, and enterprises that were established before March 16, 2007 and were eligible for preferential tax exemptions or reductions within the specified time under the then effective laws and regulations will continue to enjoy the original preferential tax exemptions or reductions until the expiration of the specified terms, except that the relevant exemption or reduction shall start from the year of 2008 if the first profitable year of the relevant enterprise is later than January 1, 2008. Certain qualified high-technology enterprises may still enjoy a preferential tax rate of 15%. Currently, our PRC subsidiaries, Beijing Telestone and BTWTC, are specified as “high-technology enterprises” are eligible for the preferential tax rate of 15%. If its PRC subsidiaries cease to qualify as “high-technology enterprises,” our financial condition and results of operations could be materially and adversely affected.

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

The EIT Law and its Implementation Rules are relatively new and ambiguities exist with respect to the interpretation of the provisions relating to resident enterprise issues. As substantially all of our management is currently based in China and may remain in China in the future, we may be treated as a PRC resident enterprise for PRC enterprise income tax purposes. If we are deemed as a PRC resident enterprise, we will be subject to PRC enterprise income tax at the rate of 25% on our worldwide income. In that case, however, dividend income we receive from our PRC subsidiaries may be exempt from PRC enterprise income tax because the EIT Law and its Implementation Rules generally provide that dividends received by a PRC resident enterprise from its directly invested entity that is also a PRC resident enterprise are exempt from enterprise income tax. However, as there is still uncertainty as to how the EIT Law and its Implementation Rules will be interpreted and implemented, we cannot assure you that we are eligible for such PRC enterprise income tax exemptions or reductions.

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

In October 2005, SAFE issued a circular concerning foreign exchange regulations on investments by PRC residents in China through special purpose companies incorporated overseas, or the SAFE Circular No 75. The circular states that, if PRC residents use assets or equity interests in their domestic entities as capital contributions to establish offshore companies or inject assets or equity interests of their PRC entities into offshore companies to raise capital overseas, such PRC residents must register with local SAFE branches with respect to their overseas investments in offshore companies and must also file amendments to their registrations if their offshore companies experience material events, such as changes in share capital, share transfer, mergers and acquisitions, spin-off transactions or use of assets in China to guarantee offshore obligations. The SAFE subsequently issued relevant guidance with respect to the operational process for the SAFE registration under the SAFE Circular No. 75, which standardized more specific and stringent supervision on the registration relating to the SAFE Circular No. 75 and imposed obligations on onshore subsidiaries of overseas special purpose companies to coordinate with and supervise the beneficial owners of such overseas special purpose companies who are PRC residents to complete the SAFE registration process. Mr. Han Daqing, a PRC resident and one of the beneficial owners of the Company, has not completed the relevant registration procedures pursuant to the SAFE Circular No. 75. Failure of our beneficial owners who are PRC residents to make their SAFE registrations or timely amend their SAFE registrations pursuant to the SAFE Circular No. 75 may subject the beneficial owners or our PRC subsidiaries to fines and legal sanctions, limit our PRC subsidiaries’ ability to distribute dividends, repay foreign loans or make other outbound payments, limit our ability to make capital contributions, or foreign exchange-denominated loans to our PRC subsidiaries or other inbound payments or otherwise adversely affect our business operations.

Failure to comply with PRC regulations in respect of the registration of our PRC citizen employees’ shares or share options may subject such employees or us to fines and legal or administrative sanctions.

Pursuant to the Implementation Rules of the Administration Measure for Individual Foreign Exchange issued by SAFE on January 5, 2007 and Operation Rules on the Foreign Exchange Administration of the Participation of Domestic Individuals in Overseas Listed Companies’ Employee Stock Ownership Plans and Share Option Schemes issued by SAFE on March 28, 2007, PRC citizens who are granted shares or share options by an overseas listed company under its employee share option or share incentive plan are required, through the PRC subsidiary of such overseas listed company or other qualified PRC agents, to register with SAFE and complete certain other procedures related to the share options or other share incentive plans. Foreign exchange income from the sale of shares or dividends distributed by the overseas listed company may be remitted into a foreign currency account of such PRC citizen or be exchange into RMB. In addition, the overseas listed company or its PRC subsidiary or other qualified PRC agent is required to appoint an asset manager or administrator, appoint a custodian bank and open dedicated foreign currency accounts to handle transactions relating to the share option scheme or other share incentive plan. Our Company and its PRC citizen employees who will be granted share options will be subject to these rules. If our Company or our PRC citizen employees fail to comply with these rules in the future, our Company or our PRC citizen employees may be subject to fines and other legal or administrative sanctions, which could have a material adverse effect on our business and results of operations.

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

A circular issued by the Ministry of Industry and Information Technology (“MIIT”) in July 2006, or the MIIT circular, reiterated the regulations on foreign investment in telecommunications businesses. Under this circular, a domestic company that holds a license to conduct any value-added telecommunications business in China, is prohibited from leasing, transferring or selling the license to foreign investors in any form, and from providing any assistance, including providing resources, sites or facilities, to foreign investors to conduct value-added telecommunications businesses illegally in China. In addition, all value-added telecommunications service providers are required to maintain network and information security in accordance with the standards set forth under relevant PRC regulations. Due to a lack of interpretative materials from the regulators, it is uncertain whether MIIT would consider our corporate structures and contractual arrangements as a kind of foreign investment in telecommunication services. Therefore, it is unclear what impact this circular will have on us or the other Chinese telecommunications companies that have adopted the same or similar corporate structures and there are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our contractual arrangements with our VIE, BTWTC, and its shareholders. In addition, new laws and regulations that affect our existing and proposed future businesses may also be applied retroactively. Therefore, we cannot assure you that these contractual arrangements would not be found in violation of any current or future PRC laws or regulations. If we are found to be in violation of any existing or future PRC laws or regulations, including the MIIT circular, the relevant regulatory authorities would have broad discretion in dealing with such violations, including levying fines, confiscating our income, revoking BTWTC’s business or operating licenses, requiring us to restructure the relevant ownership structure or operations, and requiring us to discontinue all or any portion of our operations, or taking other regulatory or enforcement actions against us that could be harmful to our business. Any of these actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

We rely on contractual arrangements with our VIE and its subsidiaries and its shareholders for certain of our China based operations, which may not be as effective in providing operational control as would direct ownership, or as effective in enabling us to derive economic benefits as would ownership of a controlling equity interest.

We rely on contractual arrangements with our VIE and its shareholders to operate our businesses. These contractual arrangements may not be as effective in providing us with control over our VIE as would direct ownership. If we had direct ownership of these entities, we would be able to exercise our rights as a shareholder to effect changes in the boards of directors of our VIE, which in turn could effect changes, subject to any applicable fiduciary obligations, at the management level. However, if our VIE or its shareholders fails to perform its or his respective obligations under these contractual arrangements, we may not be able to enforce the relevant agreements if the agreements are ruled in violation of the PRC laws as mentioned above. We may have to incur substantial costs and expend significant resources to enforce them, and seek legal remedies under PRC law, including specific performance or injunctive relief, and claiming damages, which may not be effective. Accordingly, it may be difficult for us to change our corporate structure or to bring claims against our VIE if it does not perform its obligations under its contracts with us.

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

Conflicts of interests between the beneficial owners of our VIE and our company may arise. We cannot assure you that when conflicts of interest arise, any or all of these individuals will act in the best interests of the Company or that any conflict of interest will be resolved in our favor. In addition, these individuals may breach or cause our VIE to breach or refuse to renew the existing contractual arrangements, which will have a material adverse effect on our ability to effectively control our VIE and receive economic benefits from it. If we cannot resolve a conflict of interest or dispute between us and the beneficial owners of our VIE, we would have to rely on legal proceedings, the outcome of which would be uncertain and which could be disruptive to our business.

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

We conduct substantially all of our operations through BTWTC, our VIE, which generates a significant part of our revenues. As our VIE is not owned by our subsidiaries, it is not able to make dividend payments to our subsidiaries. Instead, Beijing Telestone, our subsidiary in China, entered into a number of contracts with our VIE pursuant to which our VIE pays Beijing Telestone for certain services. However, depending on the nature of services provided, certain of these payments are subject to PRC taxes at different rates, including business taxes and VATs, which effectively reduce the amount that Beijing Telestone receives from our VIE. We cannot assure you that the PRC government will not impose restrictions on such payments or change the tax rates applicable to such payments. Any such restrictions on such payment or increases in the applicable tax rates may materially and adversely affect our ability to receive payments from our VIE or the amount of such payments, and may in turn materially and adversely affect our business, our net income and our ability to pay dividends to our shareholders.

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

Our contractual arrangements with BTWTC include equity pledge agreement pursuant to which the shareholders of BTWTC have pledged their equity interests in BTWTC to Beijing Telestone as security for the performance of BTWTC’s obligations under the Exclusive Business Cooperation Agreement. We intend to register the pledge rights with the relevant local administration for industry and commerce. According to the Property Rights Law, which became effective on October 1, 2007, after the effective date of our equity pledge agreements, pledge rights for a pledge of equity are created at the time of registration of the pledge with the relevant administration for industry and commerce. While the aforesaid equity pledge agreement were legally binding and valid under the then-applicable PRC laws and regulations when such agreements were entered into, currently it is unclear whether the Property Rights Law would have a retroactive effect, due to the lack of relevant interpretation and implementation of such law. We may need to register our existing pledges with the relevant administration for industry and commerce, if so required by the future interpretation and implementation and plan to do so in the near future, before any bona fide third party could register its pledge rights in order to protect our pledge rights against any third party to whom the shareholders might re-pledge their equity interests. Although we are in the process of registering our equity pledge, we cannot assure you that we will be able to have our equity pledge registration processed by the relevant administration for industry and commerce before any third party would be able to complete the registration.

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

We acquired all of the shares of Beijing Telestone in 2004 through SMI by paying the sellers shares of the Company. According to the then effective PRC regulations, using shares as payment for the acquisition of a PRC domestic company should be approved by SAFE or its local branch. We have not applied to and obtained SAFE’s approval for the payment for our acquisition of Beijing Telestone. Although the PRC law does not provide any explicit legal consequences for such non-compliance and such non-compliance has not been challenged by SAFE or any other authorities so far, we cannot assure you that it will not be challenged by SAFE or any other authorities in the future. If the legality of the payment of consideration for the acquisition was challenged by SAFE or any other authorities, such authorities may impose fines and legal sanctions on us or restrict our foreign exchange activities. In that case, our business, financial condition and results of operations may be adversely affected.

The fluctuation of the Renminbi may materially and adversely affect your investment.

The value of the Renminbi is subject to changes in PRC government policies and depends to a large extent on China’s domestic and international economic, financial and political developments, as well as the currency’s supply and demand in the local market. For over a decade from 1994, the conversion of Renminbi into foreign currencies, including the U.S. Dollar, was based on exchange rates set and published daily by the People’s Bank of China, the PRC’s central bank. The official exchange rate for the conversion of Renminbi into U.S. Dollars remained stable until the Renminbi was revalued in July 2005 and allowed to fluctuate by reference to a basket of foreign currencies, including the U.S. Dollar. Under the new policy, the Renminbi was to be permitted to fluctuate within a band against a basket of foreign currencies. As a result, as of March 30, 2012, the Renminbi has appreciated approximately 30% against the U.S. Dollar since July 2005. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy, which could result in a further and more significant appreciation in the value of the Renminbi against the U.S. Dollar. Further revaluations of the Renminbi against the U.S. Dollar may also occur in the future. Since our income and profits are denominated in Renminbi, any appreciation of the Renminbi would increase the value of, and any dividends payable on, our shares in foreign currency terms. Conversely, any depreciation of the Renminbi would decrease the value of, and any dividends payable on, our shares in foreign currency terms. In addition, we have U.S. Dollar-denominated bank deposits in our offshore bank account, which is subject to PRC foreign exchange control regulations and could not be exchanged into Renminbi freely, any appreciation of the Renminbi could adversely affect the value of our U.S. Dollar-denominated bank deposits.

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

A renewed outbreak of influenza A (H1N1), avian flu, SARS or another widespread public health problem in the PRC, where all of our revenue is derived, and in Beijing where our operations are headquartered, could have a negative effect on our operations. Our operations may be impacted by a number of health-related factors, including the following:

•	Quarantines or closures of some of our offices, which would severely disrupt our operations;

•	The sickness or death of our key officers and employees; and

•	A general slowdown in the Chinese economy.

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

A large portion of our common stock is held by a small number of stockholders. As of March 30, 2012, our directors and officers collectively owned approximately 26.99% of the company’s outstanding common stock. As a result, these stockholders are able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the market price of the common stock or prevent our stockholders from realizing a premium over the market prices for their shares of common stock. In addition, the occurrence of sales of a large number of shares of our common stock, or the perception that these sales could occur, may affect our stock price and could impair our ability to obtain capital through an offering of equity securities. Furthermore, the current ratios of ownership of our common stock reduce the public float and liquidity of our common stock which can in turn affect the market price of our common stock.

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

We currently occupy 50 offices, including one branch office in which we maintain certain ownership rights. The balance of our office space is leased by us under lease arrangements we deem to be satisfactory. In addition we lease 54 buildings used by us as warehouses and dormitories in the PRC and 2 building as our research and development center. We lease our headquarters, located at Floor 9 and Floor 10, Ruida Plaza, No. 74 Lugu Road, Shi Jingshan District, Beijing, PRC 100040, for $892,537 per year, pursuant to an operating lease that expires in August 2013.

ITEM 3.	LEGAL PROCEEDINGS

None.

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

Holders. As of March 30, 2012, we had 218 holders of shares of common stock of record.

The following table sets forth the quarterly average high and low bid prices per share for the common stock for the past two years:

	Common Stock
Fiscal Year Ended December 31, 2011	High	Low
First Quarter	$11.64	$5.96
Second Quarter	$8.49	$5.00
Third Quarter	$7.00	$5.95
Fourth Quarter	$9.55	$3.90

	Common Stock
Fiscal Year Ended December 31, 2010	High	Low
First Quarter	$24.94	$12.62
Second Quarter	$18.17	$8.28
Third Quarter	$14.85	$7.29
Fourth Quarter	$15.48	$9.85

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

Securities Authorized for Issuance Under Equity Compensation Plans.

The table below shows the December 31, 2011 equity compensation plan information.

EQUITY COMPENSATION PLAN INFORMATION

	(1)	(2)	(3)
Plan Category	# of securities to be issued upon exercise of outstanding options, warrants, rights	Weighted- average exercise price of outstanding options, warrants, rights ($)	# of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
Equity Compensation Plans Approved by Security Holders	550,035	11.05	1,239,965
Total	550,035	11.05	1,239,965

* For the material terms of the plan please see our DEF 14A provided to the SEC on June 3, 2005 with our 2005 Stock Option Plan attached as an exhibit thereto.

Outstanding Warrants.

In February 2007, we sold in a private placement an aggregate of 133,888 warrants to purchase shares of our common stock to certain investors. The investor warrants were exercisable for a period of four years, beginning six months after the date of issuance until August 23, 2011 at an exercise price of $11.60 per share. The exercise price for the investor warrants was subject to an adjustment upon certain issuances by the Company of its common stock below the price per share paid by the investors; provided, however, that the exercise price would not be adjusted below $10.10 per share. The warrants contained certain cashless exercise features. In addition, we issued our placement agent in connection with private placement a warrant to purchase 43,515 shares of our common stock. The agent warrant is on the same terms as the investor warrants. In January 2010, certain investors of the warrants and the agent exercised the warrants pursuant to the cashless exercise terms. The remainder of these warrants expired in August of 2011.

During the year ended December 31, 2010, 80,000 shares of warrants were granted to a service provider as part of the cost of services. The 80,000 shares of warrants are accounted for as equity instruments issued in exchange for the receipt of services. Costs are measured at the estimated fair value of the equity instruments issued on the completion date of the services. Currently, there are 80,000 such warrants outstanding.

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

Overview

We are a leading supplier of local-access-network solutions for communications networks in China. We design, engineer and sell RF-based local-access-network solutions for indoor and outdoor wireless coverage, IP-based products for internet access, and unified local access-network, or ULAN, solutions based on our Wireless and Fiber-Optics Distribution System, or WFDS™, technology. Our local access-network solutions integrate and enhance communication coverage and improve the signal quality of reception for wireless, internet, wireline, cable television and other end-user applications. These solutions are used in a variety of indoor and outdoor environments, such as hotels, residential communities, office buildings, airports, exhibition centers, underground stations, highways, tunnels and rural areas. As part of our comprehensive network solution, we provide professional services, including upfront system design, implementation and network maintenance. Our primary customers are China Mobile, China Unicom and China Telecom, or the “Big 3,” and commercial and residential property owners in China. We have 30 branches throughout China, 6 international sales offices and an international network of system integration partners. We believe our solutions offer a compelling value proposition to our customers as our solutions offer lower costs of ownership and increase overall efficiency.

Since our establishment in 1997, we have maintained business relationships with China Mobile, China Unicom and China Telecom, who currently account for over 95% of our annual revenue. Although we expect customer concentration to decrease as we expand domestically and internationally outside of China, we also expect to increase our penetration within the Big 3 by leveraging our state-of-the-art technology solutions. WFDS™ currently is the only commercially available solution fully compatible with the service platforms of the Big 3 that offers voice, video, data, wireless LAN, FTTH, internet, digital cable TV networks and video surveillance. Due to our performance, cost savings to carriers, easy installation and minimal intrusion to property owners, we expect to continue to expand our market share within China.

In addition to China, we currently market to 29 countries, including Argentina, Bangladesh, Brazil, Canada, Colombia, Costa Rica, Ecuador, Hong Kong, Iceland, India, Indonesia, Ireland, Kazakhstan, Malaysia, Mexico, Mongolia, New Zealand, the Philippines, Russia, Saudi Arabia, Singapore, South Africa, South Korea, Thailand, Turkey, the United States, the United Arab Emirates, Ukraine, and Vietnam. Continued expansion outside of China is one of our core strategies. We believe that the quality of our products and services will allow us to become increasingly competitive internationally.

In 2011, our revenues and net income decreased by 17.2% and 40.2%, respectively, compared to 2010.

Our RF traditional products remained our main product category in 2011 and accounted for 72.9% of revenues. We launched our WFDS™ platform in 2008, and the platform started to generate revenue in 2010. In 2011, we completed 499 WFDS™ installations, and WFDS™ contributed 27.1% of our revenues for the year. Our WFDS™ platform enables Telestone to diversify its customer base through the addition of non-telecom customers such as property owners and managers.

SIGNIFICANT ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 reflect the more significant judgments and estimates used in preparation of our financial statements. We believe there have been no material changes to our critical accounting policies and estimates for the year ended December 31, 2011 compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Summary of significant accounting policies

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

Allowance for doubtful accounts

Accounts receivable are stated at the amount billed to customers. The Company recognizes an allowance for doubtful accounts to ensure trade and other receivables are not overstated due to uncollectibility. The Company’s estimate is based on a variety of factors, including historical collection experience, existing economic conditions and a review of the current status of the receivable. Accounts receivable are presented net of an allowance for doubtful accounts of US$16,319,000 and US$7,863,000 as of December 31, 2011 and 2010 respectively.

Results of Operations

Our operating results are presented on a consolidated basis for the fiscal year ended December 31, 2011, as compared to the fiscal year ended December 31, 2010.

For the years ended December 31, 2010 and 2011, a tabular summary of results of operations is as follows:

	2011		2010		Comparisons
Item	$'000	% of revenue	$'000	% of revenue	$'000%
Revenue	109,064		131,652		-22,588	-17.2. %
Equipment and services costs	60,559	55.5%	72,768	55.3%	-12,209	-16.8%
Gross profit	48,505	44.5%	58,884	44.7%	-10,379	-17.6%
Sales and marketing expenses	10,905	10.0%	15,579	11.8%	-4,674	-30.0%
General and administrative expenses	15,132	13.9%	9,661	7.3%	5,471	56.6%
Research and development expenses	2,313	2.1%	2,052	1.6%	261	12.7%
Depreciation and Amortization	452	0.4%	350	0.3%	102	29.1%
Interest expenses	1,124	1.0%	761	0.6%	363	47.7%
Other income, net	899	0.8%	463	0.4%	436	94.2%
Net Income before income tax	19,478	17.9%	30,944	23.5%	-11,466	-37.1%
Income tax	4,552	4.2%	5,989	4.5%	-1,437	-24.0%
Net income	14,926	13.7%	24,955	19.0%	-10,029	-40.2%

We derive our revenues primarily from capital expenditures made by PRC telecommunications carriers. Our operating revenues are composed of sales of wireless equipment and sales of services such as systems integration, engineering services, technical support, wireless network optimization and network maintenance.

Our consolidated net income decreased by 40.2% from $24,955,000 in 2010 to $14,926,000 in 2011. The net profit ratio was 13.7% in 2011, compared to 19.0% in 2010. Most of the figures related to income experienced a similar decrease as compared to 2010. Our gross profit ratio remained stable in 2011 and 2010.

For the year ended December 31, 2011, revenue was $109,064,000; gross profit was $48,505,000; net income was $14,926,000; and the net profit ratio was 13.7%. Most of these figures represented a decrease as compared to 2010. These decreases can be partially attributed to the decreased income and increased provision for doubtful accounts receivable in 2011.

Revenue

Years ended December 31, 2011 and 2010:

	Year ended December 31, 2011		Year ended December 31, 2010		Growth
Item	$'000	% of revenue	$'000	% of revenue	$'000%
Product sales	39,281	36.0%	65,160	49.5%	-25,879	-39.7%
Service sales	69,783	64.0%	66,492	50.5%	3,291	5.0%
Total	109,064		131,652		-22,588	-17.2%

2010 and 2011 revenues generated from product sales and professional services were at a similar level, but comparably more revenue was generated from the provision of professional services in 2011.

Breakdown by Customer

Years ended December 31, 2011 and 2010:

	Year ended December 31,2011		Year ended December 31, 2010		Growth
Item	$’000	% of revenue	$’000	% of revenue	$	’000%
China Mobile	58,710	53.9%	78,712	59.8%		-20,002	-25.4%
China Unicom	35,667	32.7%	37,448	28.4%		-1,781	-4.8%
China Telecom	9,636	8.8%	14,398	10.9%		-4,762	-33.1%
Others	4,532	4.1%	596	0.5%		3,936	660.4%
Overseas	519	0.5%	498	0.4%		21	4.2%
Total	109,064		131,652			-22,588	-17.2%

The Company’s major sources of revenue were China Mobile and China Unicom. For the year ended December 31,2011, our revenue generated from China Mobile and China Unicom accounted for 53.9% and 32.7% of our total revenue, respectively, compared to 59.8% and 28.4% in 2010.

There was a slight decrease in the proportion of revenues generated from the “Big Three”. The proportion of revenue generated from other customers increased significantly. The revenue from new customers (other than the “Big Three”) was the main reason for the increase in revenue from other customers. The revenues generated from overseas customers still remained at a relatively small portion of our total revenue.

In 2011, “Big Three” reduced their investment in 3G as they plan to intense their investment on 4G starting 2012. We expect our revenues to grow in 2012 due to our previous research and development in 4G.

Breakdown by Type of Technology

Years ended December 31, 2011 and 2010:

	Year ended December 31, 2011		Year ended December 31, 2010		Growth
Item	$’000	% of revenue	$'000	% of revenue	$'000%
WFDS™	29,610	27.1%	30,184	22.9%	-574	-1.9%
Traditional products	79,454	72.9%	101,468	77.1%	-22,014	-21.7%
Total	109,064	100%	131,652	100%	-22,588	-17.2%

For the year ended December 31, 2011, the revenue of our WFDS™ product was $29,610,000, contributing 27.1% of the total revenues and representing a decrease of 1.9% as compared to the same period of 2010.

Since traditional products have a rather long receivables turnover period, in 2011 the Company has put great effort on the R&D and marketing of new products such as WFDS™ and TIPS.

Gross Profit

For years ended December 31, 2011 and 2010:

	Year ended December 31, 2011		Year ended December 31, 2010		Growth
Item	$’000	% of revenue	$'000	% of revenue	$'000%
Revenue	109,064		131,652		-22,588	-17.2%
Equipment and services costs	60,559	55.5%	72,768	55.3%	-12,209	-16.8%
Gross profit	48,505	44.5%	58,884	44.7%	-10,379	-17.6%

Gross Profit Ratio

For the year ended December 31, 2011, our gross profit ratio was 44.5%, as compared to 44.7% in the same period of 2010.

Operating Expenses

Years ended December 31, 2011 and 2010:

	Year ended December 31, 2011		Year ended December 31, 2010		Growth
Item	$’000	% of revenue	$'000	% of revenue	$'000%
Sales and Marketing expenses	10,905	10.0%	15,579	11.8%	-4,674	-30.0%
General and Administrative expenses	15,132	13.9%	9,661	7.3%	5,471	56.6%
Research and Development expenses	2,313	2.1%	2,052	1.6%	261	12.7%
Depreciation and Amortization	452	0.4%	350	0.3%	102	29.1%
Total	28,802	26.4%	27,642	21.0%	1,160	4.2%

Sales and Marketing Expenses

Sales and marketing expenses were $10,905,000, or 10.0% of our revenue for the year ended December 31, 2011, as compared to $15,579,000, or 11.8% of our revenue for the same period in 2010.

The decrease in sales and marketing expenses was mainly due to the decrease in revenue and the slowdown in spending following the high growth period in the past two years.

General and Administrative Expenses

For the year ended December 31, 2011, general and administrative expenses were $15,132,000, or 13.9% of our revenue, as compared to $9,661,000 or 7.3% of our revenue for the same period in 2010. The increase in general and administrative expenses was mainly due to the provision for doubtful accounts receivable of $8,200,000 in 2011, compared to $1,425,000 in 2010, and the increase in office rental expenses after the relocation of our office in late 2010. The increase was partly offset by the decrease in share based compensation to directors and employee of $2,747,000.

Research and development expenses

Research and development expenses were $2,313,000, or 2.1% of total revenue for the year ended December 31, 2011, as compared to $2,052,000 or 1.6% of revenue for the same period in 2010. The proportion of R&D expenses remained at a relatively low level. The increase in research and development expenses was mainly due to our R&D for new products such as WFDS™ and TIPS.

Interest expenses

Years ended December 31, 2011 and 2010:

Item	Year ended December 31, 2011		Year ended December 31, 2010		Growth
	$’000	% of revenue	$'000	% of revenue	$'000%
Interest expenses	1,124	1.0%	761	0.6%	363	47.7%

Interest Expenses

Interest expense for 2011 was $1,124,000, an increase of $363,000 or 47.7%, from $761,000 in 2010. The increase in interest expenses in 2011 was primarily due to more interest and guarantee fees paid for our short-term bank loans. The Company’s short term loans totaled $14,941,000 as of December 31, 2011, as compared to $9,846,000 as of December 31, 2010, an increase of 51.7%.

Liquidity and Capital Resources

We generally finance our operations from cash flow generated internally and short-term bank loans. As of December 31, 2011, we had current assets of $283,747,000. Our current assets were comprised of: inventory of $6,755,000, accounts receivable of $251,460,000, prepayments of $2,351,000, other current assets of $2,797,000, cash and cash equivalents of $18,850,000, and amounts due from related parties of $1,534,000. Current liabilities were $157,084,000, comprised of: accounts payable of $46,450,000, tax payables of $18,695,000 short-term bank loans of $14,941,000, customer deposits for sales of equipment of $2,684,000, amounts due to related parties of $1,831,000, services cost payable of $35,254,000 and other payables and accruals of $37,229,000.

Our net cash used in operating activities was -$12,736,000 for the year ended December 31, 2011. As of December 31, 2011, cash was $18,850,000, current assets were $283,747,000 and current liabilities were $157,084,000, reflecting a current ratio (current assets/current liabilities) of 1.81:1.

We grant credit to our customers for both products and services sales. Our accounts receivable turnover period for the year ended December 31, 2011 was 690 days. We have experienced a fairly long receivables turnover period due to a rapid growth sales strategy in 2010, especially in the second half of 2010, and most of those sales were not yet settled in 2011.

We experience a longer accounts receivable turnover period than some of our competitors. This is mainly due to two factors: 1. Implementation of most of our projects are integrated and project payment is determined by achieving certain milestones in the engineering stage, whereas most of our competitors focus on equipment sales. 2. The traditionally long payment periods from China’s state-controlled telecom carriers.

Annual inventory turnover days in 2011 was 79 days as compared to 37 days in 2010.

The Company’s cash is primarily in Renminbi and United States dollars, with short term loans in Renminbi and revenue, expenses, assets and liabilities in both Renmibi and United States dollars.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. Our long credit period arises because our major customers are the three major players in the Chinese telecom market (“China Mobile”, “China Unicom” and “China Telecom”). Due to their virtual monopoly in China’s telecom market, we are at a disadvantage in negotiations regarding payments and credit periods. However the “Big 3” telecom carriers are state-owned and recognized as “blue-chip” customers. The Big 3 China telecom carriers are our major customers, and 95.4% of the revenues of 2011 came from them. Thus our accounts receivable are a function of our business model. Once a contract is signed, we receive 60-70% of the contract value within 4-9 months, another 20-30% in 9-12 months, and the remainder in 12-24 months.

As of December 31, 2011, our accounts receivable was $251,460,000 whereas as of December 31, 2010, our accounts receivable was $192,487,000.

We have made attempts to adequately address accounts receivable turnover problems and have made efforts to shorten the collection period. Our WFDS™ projects generally have about 180 DSOs, since they follow a different business model and serve a different customer base. As WFDS™ increases as a percentage of total revenues, we expect our DSOs to fall.

Major Milestones in 2011

TIPS (Telestone Intelligence Premises System) research and development has made breakthroughs

TIPS (Telestone Intelligence Premises System) is a groundbreaking technology based on Telestone’s Wireless Fiber-Optic Distribution System WFDSTM technology. The core of TIPS is Telestone’s Unified Premises Information Network System (UPINS) technology, which distributes all information generated or required at any time and at any location within a premises network in a timely manner. TIPS networks are characterized by ultra-wide bandwidth, long transmission distances, and multi-cascading technology. So far we have completed TIPS theoretical research and its key technology development. Also, TIPS has been used in a few pilot projects of ours, some of which have already been completed, such as Administrative Committee of Z-Park and Wuxi New Area Administrative Office Building.

Beijing - Shanghai high-speed rail project

In January 2011, a high standard, large-capacity, modern high - speed passenger rail line from Beijing-Shanghai installed a WFDS-enabled Unified Access Network (UAN) solution and the corresponding proprietary equipment to satisfy the advanced communication needs of all three carriers’ subscribers—China Mobile, China Unicom, and China Telecom—for wireless broad-band Internet access, as well as 2G and 3G wireless cellular coverage. Our subsidiary, Beijing Telestone Technology Co., Ltd, carried out the research and development of technology and building multiple-networks in order to achieve the complete reunification of the bearer transmission and thereby perfectly formed an integrated service model for complete coverage of multi-service networks.

Houston hospital project (Multi-carrier wireless business and sharing)

In August 2011, Quell Corporation, who won the contract after successfully demonstrating Telestone’s WFDSTM functionality to the Houston hospital, which provided a challenging installation site where cellular connections are weak or overloaded in the outdoor environment and thus have further reduced signal strength in indoor settings. This installation of WFDSTM has had a good track record and has made believers out of those utilizing the technology.

WFDS™ Technology Enters International Market

In August 2010, we signed our first WFDS™ agreement in the U.S. market to install a WFDS™ solution at the Memorial Hermann Hospital Headquarters in Houston, Texas, which subsequently was successfully completed. It can support multiple-carriers’ system for sharing, 4G mobile and unified coverage of data network. In 2012 and 2013 we plan to continue to cooperate with T-Mobile and hospital owners to provide similar installations.

This successful deployment represents a major milestone for Telestone in marketing its technology in international markets. We believe that the success of the project and the high level of customer satisfaction can help us expand in additional North American and South American markets. It is also significant that this project was deployed for a non-carrier customer, which diversifies Telestone’s customer base from its traditional telecom-carrier customers. We have also made some progress with pilot projects in Mexico, Chili and Columbia.

Acquisition of Sichuan Ruideng Telecom Corporation

In December 2011, we acquired Sichuan Ruideng Telecom Corporation (“SRTC”).

SRTC is an enterprise set up under the laws of the PRC in 1993. The registered capital of SRTC is RMB 32 million and it is a professional telecommunication service and equipment provider. SRTC is one of the largest telecommunication network engineering service provider in Sichuan and southwest China, and its business covers Sichuan, Yunnan, Guizhou, Hubei and Qinghai Province. It is committed to providing the highest quality services and products for telecommunications networks. Over the past few years, its average annual revenues were about $20 million.

On May 12, 2011, Telestone signed a letter of intent to acquire 100% of SRTC’s equity. The acquisition was completed upon obtaining the approval from the relevant government authorities on December 30, 2011. The acquisition of SRTC will increase Telestone’s scale of business, capitalize upon the synergies between the two companies, and enhance the Company’s scientific and technological development capacity and overall competitiveness.

The acquisition will enable Telestone to enter into the large southwest region in which huge domestic demand for telecommunication services is expected.

Completes Phase I of TIPS Industrial Park in Hebei Province

On October 12, 2011 we announced that we had completed the main structure of Phase I of the Telestone Intelligent Premises System (TIPS) Industrial Park project, located in Gu’an County, Hebei province. Phase I of the project occupies approximately 42,000 square meters and is comprised of six buildings for research and development, manufacturing, marketing and training. Phase I of the project was completed in March 2012, and the facility is expected to enter trial production following the furnishing of the interior in May 2012. Phase II of the project will also occupy approximately 42,000 square meters and it is currently in the design phase.

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

Telestone Technologies Corporation

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Telestone Technologies Corporation

We have audited the accompanying consolidated balance sheets of Telestone Technologies Corporation and its subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and other comprehensive income, changes in stockholders’ equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

Mazars CPA Limited

Certified Public Accountants

Hong Kong

March 30, 2012

Telestone Technologies Corporation

Consolidated Statements of Operations and Other Comprehensive Income

Years ended December 31, 2011 and 2010

		Years ended December 31,
		2011	2010
	Note	US$’000	US$’000
Operating revenues:
Net sales of equipment		39,281	65,160
Service income		69,783	66,492

Total operating revenues		109,064	131,652

Cost of operating revenues:
Cost of net sales		22,277	36,494
Cost of service		38,282	36,274

Total cost of operating revenues		60,559	72,768

Gross profit		48,505	58,884

Operating expenses:
Sales and marketing		10,905	15,579
General and administrative		15,132	9,661
Research and development		2,313	2,052
Depreciation and amortization		452	350

Total operating expenses		28,802	27,642

Operating income		19,703	31,242

Interest expense		(1,124)	(761)
Other income, net		899	463

Income before income taxes		19,478	30,944

Income taxes	11	(4,552)	(5,989)

Net income		14,926	24,955

Other comprehensive income
Foreign currency translation adjustment		3,892	2,755

Total comprehensive income		18,818	27,710

Earnings per share:	3

Weighted average number of common stock outstanding
Basic		12,343,127	10,692,440
Effect of dilutive warrants and stock options		8,582	11,022

Diluted		12,351,709	10,703,462

Net income per share of common stock		US$	US$

Basic		1.21	2.33

Diluted		1.21	2.33

The accompanying notes are an integral part of these consolidated financial statements.

Telestone Technologies Corporation

Consolidated Balance Sheets

As of December 31, 2011 and 2010

		As of December 31,
		2011	2010
	Note	US$’000	US$’000
ASSETS

Current assets:
Cash and cash equivalents		18,850	31,020
Accounts receivable, net of allowance	5	251,460	192,487
Due from related parties	15	1,534	2,018
Inventories, net of allowance	10	6,755	3,123
Prepayment		2,351	1,748
Other current assets		2,797	1,630

Total current assets		283,747	232,026

Goodwill	6	4,268	3,119
Property, plant and equipment, net	7	9,264	1,565
Lease prepayments, net	8	2,571	2,528

		16,103	7,212

Total assets		299,850	239,238

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term bank loans	9 & 15	14,941	9,846
Accounts payable – Trade		46,450	40,685
Service cost payable		35,254	26,093
Customer deposits for sales of equipment		2,684	2,089
Due to related parties	15	1,831	3,977
Income tax payable		18,695	13,760
Accrued expenses and other accrued liabilities		37,229	25,938

Total current liabilities		157,084	122,388

Commitments and contingencies	16

Stockholders’ equity:
Preferred stock, US$0.001 par value, 10,000,000 shares authorized, no shares issued
Common stock, US$0.001 par value:
Authorized – 100,000,000 shares as of December 31, 2011 and 2010
Issued and outstanding – 12,333,264 and 12,233,264 shares as of December 31, 2011 and 2010 respectively	13	12	12
Additional paid-in capital		50,148	43,050
Dedicated reserves	14	6,871	5,115
Other comprehensive income		12,329	8,437
Retained earnings		73,406	60,236

Total stockholders’ equity		142,766	116,850

Total liabilities and stockholders’ equity		299,850	239,238

The accompanying notes are an integral part of these consolidated financial statements.

Telestone Technologies Corporation

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2011 and 2010

	Common stock issued
	Number of shares	Amount	Additional paid-in capital	Dedicated reserves	Other compre- hensive income	Retained earnings	Total
		US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Balance at January 1, 2010	10,404,550	11	18,989	4,807	5,682	35,589	65,078
Common stock issued for cash	1,675,000	1	18,881	-	-	-	18,882
Stock-based compensation (note 18)
- Employees	110,000	-	4,325	-	-	-	4,325
- Non-employee	-	-	855	-	-	-	855
Cashless exercise of warrant (note 13)	43,714	-	-	-	-	-	-
Net income	-	-	-	-	-	24,955	24,955
Foreign currency translation adjustment	-	-	-	-	2,755	-	2,755
Transfer to dedicated reserves	-	-	-	308	-	(308)	-

Balance at December 31, 2010	12,233,264	12	43,050	5,115	8,437	60,236	116,850

Balance at January 1, 2011	12,233,264	12	43,050	5,115	8,437	60,236	116,850
Stock-based compensation (note 18)
- Employees	-	-	1,578	-	-	-	1,578
- Non-employee	-	-	-	-	-	-	-
Issuance of common stock (note 13)	100,000	-	-	-	-	-	-
Net income	-	-	-	-	-	14,926	14,926
Recognition of stock-based payment for acquisition	-	-	5,520	-	-	-	5,520
Foreign currency translation adjustment	-	-	-	-	3,892	-	3,892
Transfer to dedicated reserves	-	-	-	1,756	-	(1,756)	-

Balance at December 31, 2011	12,333,264	12	50,148	6,871	12,329	73,406	142,766

The accompanying notes are an integral part of these consolidated financial statements.

Telestone Technologies Corporation

Consolidated Statements of Cash Flows

Years ended December 31, 2011 and 2010

	Years ended December 31,
	2011	2010
	US$’000	US$’000
Cash flows used in operating activities
Net income	14,926	24,955
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	452	350
Allowance for doubtful accounts	8,200	1,689
Stock-based compensation	1,578	5,180
Loss on disposal of property, plant and equipment, net	-	1
Changes in assets and liabilities:
Accounts receivable	(51,308)	(101,996)
Inventories	(2,463)	1,477
Due from related parties	540	-
Prepayment	(28)	(482)
Other current assets	82	3,204
Accounts payable	1,819	24,448
Due to related parties	(2,492)	(1,099)
Customer deposits for sales of equipment	444	451
Income tax payable	4,408	6,374
Service cost payable, accrued expenses and other accrued liabilities	11,106	35,196

Net cash used in operating activities	(12,736)	(252)

Cash flows used in investing activities
Purchase of property, plant and equipment	(4,822)	(654)
Additions of long-term land lease prepayments	-	(2,580)
Acquisition of a subsidiary	550	-
Proceeds from disposal of property, plant and equipment	2	4

Net cash used in investing activities	(4,270)	(3,230)

Cash flows from financing activities
Issuance of common stock, net of issue costs	-	18,882
Proceeds from short-term bank loans	18,086	9,846
Repayment of short-term bank loans	(13,368)	(5,850)

Net cash provided by financing activities	4,718	22,878

Net (decrease) increase in cash and cash equivalents	(12,288)	19,396

Cash and cash equivalents, beginning of year	31,020	11,233
Effect on exchange rate changes	118	391

Cash and cash equivalents, end of year	18,850	31,020

Supplemental disclosure of cash flow information
Interest received	34	130
Interest paid	(766)	(398)
Income tax paid	(219)	(234)
Major non-cash transaction
Issuance of common stock as part of the consideration for acquisition of a subsidiary (Note 6)	5,520	-

The accompanying notes are an integral part of these consolidated financial statements.

Telestone Technologies Corporation

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

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

In December 2011 and March 2012, Beijing Telestone contributed RMB10,000,000 and RMB40,000,000 to the registered capital of BTWTC respectively, which made Beijing Telestone one of the direct owners of BTWTC.  The contribution is intended to be temporary and the capital contributed by Beijing Telestone will be transferred to the key management personnel of the Company shortly after the balance sheet date.  Management, having consulted the legal counsel in the PRC, is of the opinion that such temporary shareholding structure would not have any significant impact on the business and operations of BTWTC.

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

Telestone Technologies Corporation

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

On October 8, 2007, BTWTC established a wholly-owned subsidiary company, Beijing Telestone Communication Technology Company Limited (“BTCTC”)(note) in Beijing, the PRC with operating period of 20 years until October 7, 2027. The principal activity of BTCTC is developing and managing the business operation of the Company outside the PRC.

On December 14, 2009, Beijing Telestone established a wholly-owned subsidiary, Guan Telestone Telecommunication Technologies Company Limited (“Guan Telestone”)(note) in Guan, Hebei Province, the PRC with operating period of 20 years until December 13, 2029. Guan Telestone holds a land use right in Guan for development of a research and development center and a manufacturing plant of telecommunication equipment.

On October 25, 2010, Beijing Telestone and BTWTC established a wholly-owned subsidiary, Guan Bopu Network Equipment Company Limited (“Guan Bopu”) (note) in Guan, Hebei Province, the PRC with operating period of 20 years until October 24, 2030. Guan Bopu is engaged in the trading of wireless telecommunication equipment.

On November 7, 2011, BTWTC and the owners of Sichuan Ruideng Telecom Corporation (“SRTC”) entered into a definitive agreement. Under the agreement, 100% equity ownership interests in SRTC have been transferred by the owners of SRTC to BTWTC in exchange of a cash consideration of $2 million and 1.8 million restricted common shares of TSTC. The acquisition was completed on December 30, 2011. SRTC was founded in 1993 and based in Chengdu, Sichuan Province, the PRC. It develops and provides telecommunication local access networks and system-integration services mainly in Sichuan, Yunnan, Guizhou, Hubei and Qinghai provinces.

In this report, TSTC, SMI, Beijing Telestone, BTWTC, Guolian, Pan-pacific, BTCTC, Guan Telestone, Guan Bopu and SRTC are collectively referred to as the “Company”.

Note:	These are direct translation of names in Chinese for identification purpose only and are not the official names in English.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Telestone Technologies Corporation

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Telestone Technologies Corporation

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Years ended December 31, 2011 and 2010

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

Allowance for doubtful accounts

Accounts receivable are stated at the amount billed to customers. The Company recognizes an allowance for doubtful accounts to ensure trade and other receivables are not overstated due to uncollectibility. The Company’s estimate is based on a variety of factors, including historical collection experience, existing economic conditions and a review of the current status of the receivable. Accounts receivable are presented net of an allowance for doubtful accounts of US$16,319,000 and US$7,863,000 as of December 31, 2011 and 2010 respectively.

Telestone Technologies Corporation

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

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

Telestone Technologies Corporation

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.” ASU No. 2011-04 provides a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011. We are currently evaluating the impact that the adoption will have on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. It requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently evaluating the impact that the adoption will have on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for impairment.” The ASU No. 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The ASU No. 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. We are currently evaluating the impact that the adoption will have on our consolidated financial statements.

Telestone Technologies Corporation

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The ASU No. 2011-09 are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. We are currently evaluating the impact that the adoption will have on our consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities”. The ASU 2011-11 in this update requires the Company to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The pronouncement is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. We are currently evaluating the impact that the adoption will have on our consolidated financial statements.

3.	EARNINGS PER SHARE

The Company reports earnings per share in accordance with ASC Topic 260 – Earnings Per Share (ASC 260). ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented, adjusted for the shares of restricted common stock that the Company was obliged to issue as of the balance sheet date (see note 13).

Diluted earnings per share is computed based on net income attributable to stockholders and the weighted average number of shares of common stock outstanding during each period presented, adjusted for the effect of the dilutive common stock equivalents outstanding during the periods presented.

The dilutive effect of warrants and stock options to purchase common stock outstanding during the years ended December 31, 2011 and 2010 is reflected in the calculation of diluted earnings per share by applying the treasury stock method. Any anti-dilutive effect of the warrants and stock options is excluded from calculation of the earnings per share.

For the year ended December 31, 2011, 40,000 shares of warrants are dilutive and included in the weighted-average number of common stock outstanding for calculation of diluted earnings per share. 40,000 shares of warrants and 550,035 shares of stock options are anti-dilutive. Details of the anti-dilutive warrants, described as Common Stock Purchase Warrant No.0001, and stock options are described in note 13(iii) and note 17 respectively.

For the year ended December 31, 2010, 135,666 shares of warrants are dilutive and included in the weighted-average number of common stock outstanding for calculation of diluted earnings per share. 30,000 shares of warrants and 601,663 shares of stock options are anti-dilutive. Details of the anti-dilutive warrants, described as Common Stock Purchase Warrant No.0001, and stock options are described in note 13(iii) and note 17 respectively.

Telestone Technologies Corporation

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

4.	OPERATING RISKS

(a)	Concentration of major customers and suppliers

	Years ended December 31,
	2011	2010
	US$’000	US$’000
Major customers with revenues of more than 10% of the Company’s sales
Sales to major customers	94,377	130,632
Percentage of sales	86%	99%
Number	2	3

Major suppliers with purchases of more than 10% of the Company’s purchases
Purchases from major suppliers	11,466	23,562
Percentage of purchases	48%	67%
Number	2	1

Accounts receivable related to the Company’s major customers comprised 88% and 98% of all account receivables as of December 31, 2011 and 2010 respectively.

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

Telestone Technologies Corporation

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

5.	ACCOUNTS RECEIVABLE

	As of December 31,
	2011	2010
	US$’000	US$’000

Completed contracts	250,425	181,649
Retentions	17,354	18,701

	267,779	200,350
Allowance for doubtful accounts	(16,319)	(7,863)

	251,460	192,487

Of the retention balance as of December 31, 2011 and 2010, approximately US$633,000 and US$888,000 respectively are due to be paid by the trade debtors after one year.

During the year, an additional allowance for doubtful accounts of US$8,200,000 was made.

6.	GOODWILL

Goodwill arose from the acquisition of Guolian and Pan-pacific by BTWTC on July 5, 2008 and the acquisition of SRTC by Beijing Telestone on December 30, 2011. The amount represented the excess of the purchase cost over the fair value of identifiable net assets acquired at acquisition date. Goodwill is tested at least annually for impairment in accordance with ASC Topic 350, Intangibles – Goodwill and Other.

The changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 are as follows:

	Guolian and Pan-pacific	SRTC	Total
	US$’000	US$’000	US$’000

At January 1, 2011	3,119	-	3,119
Acquired during the year (note 6(i))	-	1,149	1,149

At December 31, 2011	3,119	1,149	4,268

Telestone Technologies Corporation

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

6.	GOODWILL

(i)	Acquisition during the year

On December 30, 2011, Beijing Telestone acquired 100% of the equity interests of SRTC. The acquisition of SRTC has been recorded using the purchase method of accounting in accordance with ASC Topic 805. The Company has allocated the purchase price to the assets and liabilities based on the fair value of the net assets at the effective date of the acquisition. The results of SRTC have been included in the consolidated financial statements since the date of acquisition.

The purchase consideration was an aggregate of 1,800,000 shares of restricted common stock (“the Consideration Shares”) of TSTC to be issued in three installments (see note 13) and cash of US$2,000,000. The Consideration Shares have been valued at US$5,520,000 by an independent valuer in the PRC using a valuation approach that applies a marketability discount as the holders of the Consideration Shares are not entitled to sell the stock immediately.

The following table summarizes the amounts allocated to the assets acquired and liabilities assumed based upon their fair values at the acquisition date:

	US$’000	US$’000
Current assets:
Accounts receivable, net	8,436
Inventories	1,050
Cash and bank balances	2,550
Other current assets	1,399

	13,435

Property, plant and equipment	577

Total assets acquired:		14,012

Current liabilities:
Accounts payable	(2,388)
Other current liabilities	(5,253)

Total liabilities assumed		(7,641)

Goodwill		1,149

		7,520

Consideration paid:
Cash		2,000
1,800,000 shares of restricted common stock of TSTC		5,520

		7,520

Telestone Technologies Corporation

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

6.	GOODWILL

(i)	Acquisition during the year (Continued)

Pursuant to the share transfer agreement (“the SRTC Agreement”) entered into between Beijing Telestone and the ex-shareholders of SRTC, other than the above purchase consideration, the Company may pay an additional consideration to the ex-shareholders of SRTC (“the Contingent Consideration”).

In accordance with the SRTC Agreement, if the annual growth rates of the net profits generated by SRTC in the next three years (“the Relevant Period”) exceed 18%, the Company may, at its sole discretion, pay the Contingent Consideration up to a maximum amount of 20% of the growth in the net profits during the Relevant Period.

Since there is no obligation for the Company to pay the Contingent Consideration, the Contingent Consideration is not accounted for in the financial statements of the Company for the year ended December 31, 2011.

There were no contributions to the Company’s revenue and profit for the year ended December 31, 2011 since the acquisition of SRTC was effective from December 30, 2011. The following unaudited pro forma information assumes the acquisition of SRTC had occurred at the beginning of each period presented. The unaudited pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of the operations of the Company.

	(Unaudited)
	Years ended December 31,
	2011	2010
	US$’000	US$’000

Revenue	137,141	151,833

Income before income taxes	19,642	33,027

Net income	15,074	26,725

Net income per share of common stock	US$	US$
Basic	1.07	2.14
Diluted	1.07	2.14

Telestone Technologies Corporation

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

7.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment is summarized as follows:

		As of December 31,
	Estimated useful life	2011	2010
	(in years)	US$’000	US$’000

Buildings	30	336	323
Leasehold improvement	5	174	168
Plant and machinery	5	2,264	797
Office equipment	5	2,177	1,395
Motor vehicles	5	1,984	948
Construction in progress	N/A	6,730	-

		13,665	3,631
Accumulated depreciation		(4,401)	(2,066)

		9,264	1,565

Depreciation expense for the years ended December 31, 2011 and 2010 were US$399,000 and US$298,000 respectively.

Construction-in-progress consists of factories and office buildings under construction and includes the costs of construction incurred during the period of construction or installation. No provision for depreciation is made on construction-in-progress until such time as the relevant assets are completed and ready for their intended use.

8.	LEASE PREPAYMENTS, NET

	As of December 31,
	2011	2010
	US$’000	US$’000

Prepaid land use rights	2,676	2,580
Accumulated amortization	(105)	(52)

	2,571	2,528

Lease prepayment as of December 31, 2011 represented the land use rights for a piece of land located in Guan, Hebei Province, the PRC. The land use rights will expire in 2059.

The prepaid land use right has been pledged to a bank in the PRC as collateral for short-term bank loans (Note 9).

Amortization expense for the years ended December 31, 2011 and 2010 were US$53,000 and US$52,000 respectively. The estimated aggregate amortization expense for each of the five succeeding years is US$53,000.

The movement in the cost of prepaid land use rights represents exchange rate re-alignment.

Telestone Technologies Corporation

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

9.           SHORT-TERM BANK LOANS

As of December 31, 2010, the Company had bank loans of RMB65 million, equivalent to approximately US$9.85 million, which bear interest to be charged quarterly at the standard short term borrowing rate as stipulated by the People’s Bank of China on the date of the first withdrawal (“the Borrowing Rate”). The loans are wholly repayable within one year and secured by guarantee provided by a third party guaranty company.

As of December 31, 2011, the Company had bank loans of RMB95 million, equivalent to approximately US$14.94 million, of which RMB 57 million, equivalent to approximately US$ 8.96 million, bears interest to be charged quarterly at the Borrowing Rate while the remaining RMB 38 million, equivalent to approximately US$ 5.98 million, bears interest to be charged quarterly at 110% of the Borrowing Rate. The loans are wholly repayable within one year and secured by guarantee provided by a third party guaranty company.

The guarantee provided by the independent guaranty company is secured by the following:

(a)	Accounts receivable of the Company with an aggregate carrying value as of December 31, 2011 and 2010 amounting to RMB235.66 million and RMB95.43 million, equivalent to approximately US$37.06 million and US$14.45 million, respectively;

(b)	Motor vehicles of the Company with an aggregate carrying value as of December 31, 2010 amounting to RMB0.97 million, equivalent to approximately US$0.15 million;

(c)	Land use rights of the Company with carrying value as of December 31, 2011 and 2010 amounting to RMB16.35 million and RMB16.68 million, equivalent to approximately US$2.57 million and US$2.53 million, respectively;

(d)	Personal guarantee provided by Mr. Daqing Han, Telestone’s Chairman and Chief Executive Officer (“Mr Han”); and

(e)	Personal real estate property and securities in the Company held by Mr. Han as of December 31, 2010.

10.          INVENTORIES

	As of December 31,
	2011	2010
	US$’000	US$’000
Inventories consisted of the followings:

Raw materials	1	1
Finished goods and parts	7,223	3,574

	7,224	3,575
Provision for slow-moving and obsolete items	(469)	(452)

	6,755	3,123

Telestone Technologies Corporation

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

11.           INCOME TAXES

Current Tax Position

TSTC and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which each entity is domiciled.

TSTC had net operating losses carry-forward for income tax reporting purposes that might be offset against future taxable income. These net operating losses carry-forward are severely limited when TSTC experiences a change in control. Therefore, following the re-capitalization in August 2005, the amount available to offset future taxable income is limited. No tax benefit has been reported in the financial statements, because TSTC believes that it is more likely than not that the net operating losses carry-forward will finally expire and therefore cannot be used. Accordingly, the potential tax benefits of the losses carry-forward are offset by a valuation allowance of the same amount.

No provision for withholding or United States federal or state income taxes or tax benefits on the undistributed earnings and/or losses of the Company’s subsidiaries/VIE has been made as the earnings of these subsidiaries/VIE, in the opinion of the management, will be reinvested indefinitely.

The Company’s income is principally generated in the PRC by Beijing Telestone, BTWTC, BTCTC and Guan Bopu. All these entities are subject to the enterprise income tax (“EIT”) in the PRC at the following applicable rates:

Unified EIT rate	25%
Small scale / low profit enterprises	20%
High / new technology enterprise (“Hi-tech enterprises”)	15%

Beijing Telestone and BTWTC are qualified as Hi-tech enterprises under the current Enterprise Income Tax Law in the PRC, so they enjoy the preferential tax rate of 15% in the PRC for a three-year period commencing from the year 2009. All other entities including mainly BTCTC and Guan Bopu are subject to the unified tax rate of 25% for the years ended December 31, 2011 and 2010.

Income tax expenses, comprising EIT, have been provided at the applicable rates on the respective subsidiaries’/VIE’s estimated assessable income arising in the PRC during the periods.

(a)	Income tax expenses are comprised of the following:

	2011	2010
	US$’000	US$’000
Current tax
United States	-	-
PRC EIT	4,552	5,989

	4,552	5,989

Telestone Technologies Corporation

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

11.          INCOME TAXES (CONTINUED)

Current Tax Position (Continued)

(b)	Reconciliation from the statutory tax rate in the PRC of 25% (2010: 25%) to the effective tax rate is as follows:

	2011	2010
	%	%

Statutory rate – PRC	25.0	25.0
Difference in tax rate of subsidiary of the Company	(15.5)	(14.5)
Non-deductible items	5.4	5.7
Valuation allowance	10.5	-
Others	0.2	3.2

Effective tax rate	25.6	19.4

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

By adoption of FIN 48 (ASC 740), the Company has analyzed its filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns. As of December 31, 2011 and 2010, the Company has identified the jurisdictions in the United States and PRC as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements.

Based on a review of tax positions for all open years and contingencies as set out in note 15(b) to the consolidated financial statements, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48 (ASC 740) during the years ended December 31, 2011 and 2010, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within the next twelve months.

Except for those as disclosed in note 16(c) to the consolidated financial statements, as of December 31, 2011 and 2010, the Company had no unrecognized tax benefits or accruals for the potential payment of interest and penalties. The Company’s policy is to record interest and penalties in this connection as a component of the provision for income tax expense. For the years ended December 31, 2011 and 2010, no interest or penalties were recorded.

Telestone Technologies Corporation

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

12.	SEGMENT INFORMATION

During the years ended December 31, 2011 and 2010, all revenues of the Company are from its network installation and optimization services, and trading of wireless telecommunication equipment. No financial information by business segment is presented.

As the Company operates mainly in the PRC and over 99% of its revenue during the years ended December 31, 2011 and 2010 are from the PRC and almost all of the Company’s assets are located in the PRC, no geographical analysis is presented.

13.	COMMON STOCK

TSTC had 12,333,264 and 12,233,264 shares of outstanding common stock as of December 31, 2011 and 2010 respectively.

On December 31, 2010, the Board of Directors of TSTC approved a grant of 100,000 shares of restricted common stock with two years restriction for sale to certain senior officers of the Company as incentive compensation for their services rendered in previous years in improving the business result of the Company and their contribution to the success of the Company and these shares were issued on August 8, 2011.

The following table summarizes activities of the warrants:

Number of shares

Warrants outstanding as of January 1, 2010	177,403
Cashless exercised on January 26, 2010 (i)	(65,515)
Cashless exercised on January 27, 2010 (i)	(26,222)
Issued on March 18, 2010 (ii)	40,000
Cancelled on November 10, 2010 (ii)	(40,000)
Issued on December 8, 2010 (iii)	40,000
Issued on December 8, 2010 (iii)	30,000
Issued on December 8, 2010 (iii)	10,000

Warrants outstanding and exercisable as of December 31, 2010	165,666

Expired on February 19, 2011 (iv)	(85,666)

Warrants outstanding and exercisable as of December 31, 2011	80,000

Telestone Technologies Corporation

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

13.	COMMON STOCK (CONTINUED)

(i)	On January 26, 2010 and January 27, 2010, certain warrant holders elected to exercise 65,515 and 26,222 shares of warrants respectively pursuant to the cashless exercise provision of the warrants. Consequently, 30,590 and 13,124 shares of common stock were issued on a net share settlement basis to these warrant holders on January 26, 2010 and January 27, 2010 respectively. The remaining 85,666 shares of outstanding warrants issued in connection with the February 20, 2007 private placement are exercisable over a 4-year period to year 2011 at a per share exercise price of US$11.6.

(ii)	On March 18, 2010, TSTC issued a total of 40,000 shares of warrants to a third party service provider as stock-based compensation for part of the cost of services. The warrants were cancelled on November 10, 2010 and replaced by another 40,000 shares of warrants named Common Stock Purchase Warrant No.0002 on December 8, 2010 with all the terms remain unchanged except that the exercise price was changed from US$18.73 to US$4.95 per share. The No.0002 of 40,000 shares of warrants are exercisable over a 3-year period from September 9, 2010.

(iii)	On December 8, 2010, TSTC issued a total of 40,000 shares of warrants, of which 30,000 and 10,000 shares of warrants named Common Stock Purchase Warrant No.0001 and No.0003 respectively, to a third party service provider as stock-based compensation for part of the cost of services. The No.0001 of 30,000 shares of warrants are exercisable over a 3-year period from September 9, 2010 at a per share exercise price of US$18.47 and the No.0003 of 10,000 shares of warrants are exercisable over a 3-year period from December 8, 2010 at a per share exercise price of US$9.55.

(iv)	On February 19, 2011, 85,666 shares of warrants expired.

The following table sets forth the details of warrants outstanding, vested and exercisable as of December 31, 2011.

	Outstanding, Vested and Exercisable
Exercise price	Number of shares	Weighted average remaining contractual life	Weighted average exercise price
US$		Years	US$

4.95	40,000	1.69
9.55	10,000	1.94
18.47	30,000	1.69

	80,000	1.72	10.60

Telestone Technologies Corporation

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

14.          DISTRIBUTION OF INCOME

The Company’s income is substantially contributed by Beijing Telestone, a company registered in the PRC. Income of Beijing Telestone is distributable to its stockholders after transfer to dedicated reserves as required under its articles of association and relevant PRC rules and regulations.

Prior to the re-organization to a wholly owned foreign investment interprise (“WOFIE”), dedicated reserves of Beijing Telestone include a statutory surplus reserve and a statutory public welfare fund. In accordance with the relevant PRC Companies Law and rules and regulations, it was required to transfer amounts equal to at least 10% and 5% of its after-tax income to the statutory surplus reserve and statutory public welfare fund, respectively.

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

Telestone Technologies Corporation

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

15.          RELATED PARTY TRANSACTIONS

Summary of related party transactions

		As of December 31,
	Note	2011	2010
		US$’000	US$’000
Due from related parties
Employees	a	-	540
Ex-stockholders of SMI/Guolian	b	1,534	1,478

		1,534	2,018

Due to related parties
Directors	a	249	2,454
Ex-stockholders of Beijing Telestone/Guolian	b	1,582	1,523

		1,831	3,977

Guarantor of short-term bank loans
A director	9	14,941	9,846

Note:

(a)	The amounts due from employees and due to directors represent unsecured advances made to / from those parties from time to time. These amounts are interest free and repayable on demand.

(b)	The amounts due to ex-stockholders of Beijing Telestone represented the consideration arising from the consummation of the business combination. The ex-stockholders of SMI had represented that they had fully settled the amount with the ex-stockholders of Beijing Telestone and also undertaken to fully indemnify SMI against any claims from the ex-stockholders of Beijing Telestone. However, an ex-stockholder of Beijing Telestone has initiated a lawsuit against SMI alleging that the consideration has not been settled. The court hearing commenced on May 10, 2006 and finalized on December 19, 2006. A verdict has been issued by the Second Intermediate People’s Court of Beijing (“北京市第二中級人民法院”) and announced that SMI and Beijing Telestone are not required to compensate the ex-stockholder of Beijing Telestone. On 23 October 23, 2007 another verdict was issued by the High People’s Court of Beijing (“北京市高級人民法院”) announcing that the verdict from the Second Intermediate People’s Court of Beijing was upheld and SMI was not required to compensate the ex-shareholder. The movement of the balances represented exchange rates re-alignment.

Telestone Technologies Corporation

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

16.          COMMITMENTS AND CONTINGENCIES

a)         Capital commitments

As of December 31, 2011, the Company had outstanding capital expenditure commitments on construction contracts of approximately RMB17.85 million, equivalent to approximate US$2.81 million.

b)         Operating lease expense

The Company leases certain staff quarters and office premises under non-cancelable operating leases. Rental expenses under operating leases for the years ended December 31, 2011 and 2010 were US$1,614,000 and US$873,000 respectively.

The following table summarizes the approximate future minimum rental payments under non-cancelable operating leases in effect as of December 31, 2011 and 2010:

	As of December 31,
	2011	2010
	US$’000	US$’000

2011	-	1,247
2012	1,488	1,017
2013	743	631
2014	72	7
2015	65	-
2016	49	-

Total	2,417	2,902

c)	Contingencies

The Company recognizes its revenue upon the completion of contract and has made full tax provision in accordance with relevant national and local laws and regulations of the PRC. A contract is considered as completed upon completion of all essential contract work and the installation has been accepted by the customer. It is the common practice in the PRC that invoices are not issued to customers until payments are received. The Company follows the practice of reporting its revenue for PRC tax purposes when invoices are issued. All unbilled revenue will become taxable when invoices are issued. For PRC tax reporting purpose, the PRC subsidiaries of the Company recognized revenue on an “invoice basis” instead of when goods are delivered and services are rendered. This is not in strict compliance with the relevant laws and regulations. Accordingly, despite the fact that the PRC subsidiaries of the Company had made full tax provision in the financial statements, these PRC subsidiaries may be subject to interests and/or penalties for the deferred reporting of tax obligations. The exact amount of interests and/or penalties cannot be estimated with any reasonable degree of certainty. The board of directors considers it is more-likely-than-not that the interests and/or tax penalties will not be imposed.

Telestone Technologies Corporation

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

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

On November 30, 2010, stock options to subscribe a total of 601,663 shares were granted to certain eligible employees of the Company as incentive compensation to attract and retain superior personnel for positions of substantial responsibility and to provide them with an additional incentive to contribute to the success of the Company.

During the year ended December 31, 2011, certain of these eligible employees of the Company resigned and 51,628 shares of stock options were forfeited accordingly.

The following table sets forth the details of the stock options as of December 31, 2011.

Number of shares of options
As of December 31, 2010		72,000		466,500		63,163
Forfeited during the year		-		(33,900)		(17,728)

As of December 31, 2011		72,000		432,600		45,435

Exercise price	US$	12.00	US$	10.91	US$	10.91
Vesting date
- 1/3 on the 1st installment		November 30, 2010		November 30, 2010		December 31, 2011
- 1/3 on the 2nd installment		December 31, 2011		December 31, 2011		December 31, 2012
- 1/3 on the 3rd installment		December 31, 2012		December 31, 2012		December 31, 2013
Expiry date		November 29, 2020		November 29, 2020		November 29, 2020

Telestone Technologies Corporation

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

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

During the years ended December 31, 2011 and 2010, a total of US$1,578,000 and US$5,180,000 were recognized as stock-based compensation in the consolidated statement of operations. The following table sets forth a summary of the nature of stock-based compensation recognized for the years ended December 31, 2011 and 2010.

	Year ended December 31,
	2011	2010
	US$’000	US$’000

Warrants	-	855
Restricted stock	-	3,271
Stock options	1,578	1,054

	1,578	5,180

The table below sets forth the functional classification of stock-based compensation recognized for the years ended December 31, 2011 and 2010.

	Year ended December 31,
	2011	2010
	US$’000	US$’000

Sales and marketing	-	855
General and administrative	1,578	4,325

	1,578	5,180

No tax benefit was recognized for the stock-based compensation recorded for the years ended December 31, 2011 and 2010.

Telestone Technologies Corporation

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

18.          STOCK-BASED COMPENSATION (CONTINUED)

Warrants

During the year ended December 31, 2011, no warrant was granted by the Company.

During the year ended December 31, 2010, 80,000 shares of warrants were granted to a service provider as part of the cost of services. Details of the warrants are set out in note 13(iii).

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

For the year ended December 31, 2010, the Company recognized stock-based compensation in relation to warrants granted to non-employee of US$855,000.

Telestone Technologies Corporation

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

18.          STOCK-BASED COMPENSATION (CONTINUED)

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

On December 31, 2010, the Board of Directors of TSTC approved to grant another 100,000 shares of restricted common stock with two years restriction for sale to certain senior officers of the Company as an incentive compensation for their services rendered in previous years in improving the business result of the Company and their contribution to the success of the Company and these shares were issued on August 8, 2011.

The issuance of a total of 210,000 shares of restricted common stock is accounted for as equity instruments issued in exchange for receipt of services. The stock-based compensation costs are recognized and measured at the quoted price on the date of grant.

For year ended December 31, 2010, the Company recognized stock-based compensation in relation to restricted common stock granted to employees of US$3,271,000.

During the year ended December 31, 2011, no share of restricted common stock was issued. However, as of December 31, 2011, the Company was obliged to issue 1,800,000 shares of restricted common stock of TSTC as part of the consideration for the acquisition of SRTC as detailed in note 6(i).

Stock options

During the year ended December 31, 2010, 601,663 shares of stock options were granted to certain eligible employees of the Company as an incentive compensation to attract and retain superior personnel for positions of substantial responsibility and to provide them with an additional incentive to contribute to the success of the Company. Details of the stock options granted are set out in note 17.

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

Years ended December 31, 2011 and 2010

18.          STOCK-BASED COMPENSATION (CONTINUED)

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

For the years ended December 31, 2011 and 2010, the Company recognized stock-based compensation in relation to stock options granted to employees of US$1,578,000 and US$1,054,000 respectively.

During the year ended December 31, 2011 certain eligible employees of the Company resigned and 51,628 shares of stock options were forfeited accordingly. No stock option was granted by the Company during the year ended December 31, 2011.

A summary of stock option activity as of December 31, 2011 and 2010 and changes during the years then ended is presented below:

	Number of share	Weighted average exercise price
		US$
Outstanding as of January 1, 2010	-
Granted	601,663

Outstanding as of December 31, 2010	601,663	11.04
Forfeited during the year	(51,628)

Outstanding as of December 31, 2011	550,035	11.05

Vested and exercisable as of December 31, 2010	179,501	11.06

Vested and exercisable as of December 31, 2011	351,558	11.06

Telestone Technologies Corporation

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

18.          STOCK-BASED COMPENSATION (CONTINUED)

Stock options (Continued)

The following table sets forth the details of stock options outstanding, vested and exercisable as of December 31, 2011.

	Outstanding			Vested and exercisable
Exercise price	Number of share	Weighted average exercise price	Weighted average remaining contractual life	Number of share	Weighted average exercise price
		US$	Years		US$

10.91	478,035	10.91	8.91	303,558	10.91
12.00	72,000	12.00	8.91	48,000	12.00

	550,035	11.05	8.91	351,558	11.06

The following table sets forth the details of stock options outstanding, vested and exercisable as of December 31, 2010.

	Outstanding			Vested and exercisable
Exercise price	Number of share	Weighted average exercise price	Weighted average remaining contractual life	Number of share	Weighted average exercise price
		US$	Years		US$

10.91	529,663	10.91	9.91	155,501	10.91
12.00	72,000	12.00	9.91	24,000	12.00

	601,663	11.04	9.91	179,501	11.06

The aggregate intrinsic value of all outstanding stock options and exercisable stock options at December 31, 2011 and 2010 amounted to US$Nil. There were no options exercised during the years ended December 31, 2011 and 2010. As of December 2011 and 2010, the Company had total unrecognized compensation amounting to US$668,900 and US$2,560,000 under ASC 718 respectively. The unrecognized compensation will be recognized over a weighted average period of 2 years.

Telestone Technologies Corporation

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

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

During the years ended December 31, 2011 and 2010, the Company’s contributions to the above retirement benefit plan amounted to US$1,202,000 and US$744,000 respectively.

20.           SUBSEQUENT EVENT REVIEW

The Company has evaluated subsequent events up to the date that these consolidated financial statements were approved and authorized for issue by the Board of Directors.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the Company’s fiscal years ended December 31, 2008 and 2007 and through July 8, 2009, the Company engaged Mazars CPA Limited previously as the independent registered public accounting firm prior to the engagement of QC CPA Group, LLC on July 9, 2009 through January 14, 2010. QC CPA Group, LLC performed the interim reviews of the Company’s financial statements for the periods ended June 30, 2009 and September 30, 2009. QC CPA Group, LLC resigned on January 14, 2010 and the Company engaged Mazars CPA Limited as the Company’s new independent registered public accounting firm on January 18, 2010 to audit the Company’s financial statements for the year ended December 31, 2009. There were no disagreements with accountants on accounting and financial disclosure.

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

Our chief executive officer and chief financial officer, after assessment of the Company’s disclosure controls and procedures and internal control over financial reporting, concluded that, as of December 31, 2011, our disclosure controls and procedures were not effective due to the control weaknesses and control deficiencies in our internal control over financial reporting described below.

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

Our chief executive officer and chief financial officer, after assessment of the Company’s disclosure controls and procedures and internal control over financial reporting, concluded that, as of December 31, 2011, our internal control over financial reporting were not effective due to the control weaknesses and control deficiencies in our internal control over financial reporting described below:

1. Our internal audit team is currently understaffed. In addition, the scope and effectiveness of the internal audit function have yet to be developed. The result of these deficiencies is that the examinations of the operation flow and management function are not periodical, adequate and perfect.

Remediation Initiative

First, we plan to continue to complete and optimize our internal audit team so that the effectiveness and efficiency of their internal audit function can be developed. Furthermore, as it is one of the important functions of the internal audit team, they should inspect the status of the company’s finances, flow of operations and management functions periodically. In 2011, the internal control team was stengthened via several management experts joining the Company. For example, Mr. Xiao Wenbin, whose experience in various management roles in the military, and Ms. Wu Yan, the new Manager of General Office of President, who has a number of years experience in legal services and corporate management, have both brought strong new management philosophies to the company.

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

Remediation Initiative

We have recently expanded our internal accounting staff and intend to continue this effort in the future. In particular, we are seeking accountants experienced in several key areas of accounting, including persons with experience in Chinese and U.S. GAAP, U.S. GAAP consolidation requirements, and SEC financial reporting requirements. In addition, we plan to employ consultants to supplement our financial and accounting efforts and allocate additional resources to train our existing accounting staff. In 2011, all members of our accounting team attended training regarding the differences between U.S. GAAP and Chinese GAAP.

3. The financial department has internal control policies and procedures. However, they are not integrated.

Remediation Initiative

We intend to develop financial management policies. Our financial department plans to deploy an efficient inspection system, record problems and execute reporting access. Furthermore, we intend to continuously improve our employee training program. Since 2011, the Company has significantly improved its financial and accounting policy system through the adoption of a wide range of related rules and regulations. The Company has adopted a Financial Management Policy, standardized accounting methods and tax administration systems, a Financial Software System Management Policy, a funds management system etc. Thus far the implementation of these policies has been successful and has improved our internal management.

4. We lack clear policies and procedures to correct irregularities, such as disobeying manner principles, and company and departmental policies. These policies should define all types of policy standards, such as the procedures and the responsible person, etc., and produce a report within a certain scope.

Remediation Initiative

Our Administrative Department will formulate the regulations and measures, including the correction process, content and scale. We are planning to create a department which will be in charge of investigating, correcting and announcing irregularities in employees’ activities. Since 2011, our monitoring system has been enhanced to oversee the overall efficient and correct functioning of the company. The Company has also adopted standards such as ISO 9000, 14000, and 18000.

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

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

(c) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

During the year ended December 31, 2011, there was no change in our internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

39

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information concerning each of the directors and executive officers of the Company as of March [_30], 2012:

Name	Age	Position Held

Han Daqing	48	Director, CEO, Chairman of the Board

Pan Guobin	49	Director, President

Yu Xiaoli	36	Chief Financial Officer

Xu Hancong	43	Director of Project Proposal Design

Wang Xiaozhong	43	Director of Equipment R&D

HeYuanping (1)(2)(3)	46	Director

Lu Guangjun (1)(2)(3)	62	Director

Cheng Guanghui (1)(2)(3)	69	Director

(1) Member of the Audit Committee

(2) Member of the Compensation Committee

(3) Member of the Nominating and Corporate Governance Committee

Han Daqing has served as Chairman of our Board since August 23, 2004. Mr. Han has served as a member of the Board of Telestone since its inception in October, 1997 and as Chief Executive Officer since January, 2002. Previously Mr. Han also held the title of President of the Company from August 23, 2004 until May 26, 2010. Prior to assuming his Chief Executive Officer duties with Telestone, from 1996 to 2002, Mr. Han was the Chief Representative of the Beijing Office of Allgon Systems AB, an international telecommunications conglomerate. Mr. Han holds a bachelor’s degree in Computer Engineering and a master’s degree in Digital Communication Engineering, both from the Xidian University of Electronic Science & Technology. In addition, Mr. Han holds a Master’s of Business Administration from CITY University. We believe Mr. Han’s qualifications to serve on our board include his extensive knowledge of the Company as founder, Chairman, CEO and President and his understanding and in-depth experience in dealing in the technological aspect of the business and the markets served. In addition, we believe that his vision and progressive leadership will continue to positively influence the Company’s profitable revenue growth and corresponding profitability, and his background positions him to grow the Company both organically and by acquisition.

Pan Guobin has served as President of the Company since May 26, 2010. Mr. Pan has served as a member of the Board of Director since December 28, 2009. Mr. Pan Guobin brings 24 years of IT work experience and 19 years of senior management experience to the Company. From August 2007 to the present, Mr. Pan served as the vice president of the Company. From November 2001 to August 2007, Mr. Pan served as the manager of Tianjin Branch and Northeast District Branch of the Company. From August 1985 to October 2001, Mr. Pan worked as an engineer and then served as a product manager at Tianjin Photoelectricity 754 Factory. Mr. Pan holds a bachelor’s degree in Computer Application from Xidian University, China. We believe Mr. Pan’s qualifications to serve on our board include his extensive knowledge of the Company gained working as an executive of the Company for many years, which has afforded him a detailed understanding of the business and the complexities of our operations. His technical expertise and experience as a professional in the telecommunications industry allow him to direct the operations of the Company and provide valuable insights and technical support to the Board. His support is particularly important when evaluating new ventures proposed to the Board.

Yu Xiaoli has served as Chief Financial Officer of the Company since May 11, 2010. Ms. Yu has 12 years of experience at Telestone and has held various positions at the Company during her tenure. From January 2009 to the present, Ms. Yu served as the Financial Controller where she was the assistant to the former CFO and provided oversight on audits, financial reports and reported directly to the Company’s CEO on matters of internal management. Ms Yu headed the Company’s Yunnan branch office from April to December 2008. From September 2005 to March 2008, Ms. Yu was the accounting manager of the Company’s equipment business. From May 2001 to August 2005, Ms. Yu was Treasurer of the Company. Ms Yu served as a staff accountant from September 1999 to May 2001 of the Company. Ms Yu holds a bachelor’s degree in accounting from Dongbei University of Finance and Economics, China.

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

He Yuanping has worked as director, vice president, chief financial officer and secretary of the board of directors of Beijing Origin Water Technology Company since June 2007. Mr. He has years of experience in investment, finance and senior management of large enterprises. From September 2005 to June 2007 Mr. He was executive vice president and chief financial officer of Beijing Science and Technology development Company. From April 2003 to August 2005 Mr. He worked as vice president and chief investment officer at Beijing Anlian Investment Co., Ltd. Mr. He holds a Bachelor’s degree in Engineering from Nanjing University of Science, a Master’s degree in Engineering from University of Science and Technology Beijing, and a Master’s degree in Finance from Victoria University in New Zealand. Mr. He is a permanent resident of New Zealand. We believe Mr. He’s wealth of experience in investment, finance, and management will enable him to provide valuable insight regarding the direction of our business operations and to serve as a important addition to the Board.

Lu Guangjun has worked as secretary of the Association of China Communication Industry since June of 2010. From September 2006 to April 2010 Mr. Lu was the chairman of the board of China Rida System & Equipment Corp. From July 2000 to September 2006 Mr. Lu worked as president and chief secretary of China TongGuang Electronic Corporation From October 1996 to June 2000 Mr. Lu was president of China TongGuang Electronic Corporation, during which time he was also on the Board of SDG Information Corporation Limited. From January 1994 to May 1996 Mr. Lu worked as president of China TongGuang Electronic Corporation. We believe Mr. Lu’s extensive experience in senior management, spanning over 18 years, have furnished him with the ideal background for a Board member who will contribute new ideas on the future operations of the Company bolstered by his expert working knowledge of the technology industry.

Cheng Guanghui has served as a member of our Board since September 21, 2007. Currently, Mr. Cheng is a Director of the China Quality Management Association for Electronics Industry. From 1998 to 2004, Mr. Cheng worked as Director of the General Office of Ministry of Information Industry of the People’s Republic of China. From 1993 to 1998, Mr. Cheng was Director of The General Office of Ministry of Electronics Industry of the People’s Republic of China. Mr. Cheng holds a bachelor’s degree from Tsinghua University. We believe Mr. Cheng’s qualifications to serve on our board include his extensive knowledge of the Company, his experience serving on Chinese governmental agencies related to the telecommunications industry, his deep understanding of China’s policies, and his extensive knowledge and experience of the markets in which we conduct business. Mr. Cheng’s solid background provides valuable insights to the industry and China’s policies to the Company.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities and Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial statements of beneficial ownership on Form 3, reports of changes in ownership on Form 4 and annual reports concerning their ownership on Form 5. Executive officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe that, during 2011, our directors, executive officers, and 10% stockholders complied with all Section 16(a) filing requirements, with the exceptions noted below.

•	Two late Form 4 reports were filed for Daqing Han, our CEO, on May 11, 2011 and November 11, 2011, respectively, to report purchases of an aggregate of 100,000 shares of our common stock that were acquired in four transactions occurring on April 26, 27, and 28 of 2011 and purchases of an aggregate of 73,902 shares of our common stock that were acquired in two transactions occurring on October 3 and 4 of 2011, respectively.

•	A late Form 4 report was filed for Xiaoli Yu, our Chief Financial Officer, on November 29, 2011 to report an award of 11,000 shares of restricted common stock on August 8, 2011.

•	A late Form 4 report was filed for Guobin Pan, our Director, on December 9, 2011 to report an award of 20,000 shares of restricted common stock on August 8, 2011.

In making these statements, we have relied upon examination of the copies of Forms 3, 4, and 5, and amendments to these forms, provided to us and the written representations of our directors, executive officers, and 10% stockholders.

Code of Ethics

In December 2004, the Company’s Board of Directors adopted a Code of Ethics. For a copy of the Code of Ethics, please write to: Assistant Secretary to the Board, Telestone Technologies Corporation, Floor 10, Ruida Plaza, No. 74 Lugu Road, Shi Jingshan District, Beijing, China 100040.

Meetings and Certain Committees of the Board

The Board of Directors held 4 meetings during the fiscal year ended December 31, 2011. All current directors attended at least 100% of the meetings of the Board of Directors and Board Committees of which they are members. We have an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

Audit Commitee

The Audit Committee is currently comprised of He Yuanping, Lu Guangjun and Cheng Guanghui, each of whom are “independent” as defined by the NASDAQ Stock Exchange listing standards. He Yuanping is the designated financial expert. The Audit Committee is directly responsible for the appointment, retention, compensation and oversight of the work of any registered public accounting firm employed by the Company (including resolution of disagreements between management and the accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work or performing other audit, review or other services. Any such registered public accounting firm must report directly to the Audit Committee. The Audit Committee has the ultimate authority and responsibility to evaluate and, where appropriate, replace the registered public accounting firm.

The Audit Committee met 4 time during the fiscal year ended December 31, 2011 and 100% members of the Committee attended the meeting.

Compensation Committee

The Compensation Committee is responsible for the administration of all salary, bonus and incentive compensation plans for our officers and key employees. The members of the Compensation Committee are He Yuanping, Lu Guangjun and Cheng Guanghui, all of whom are “independent” directors as defined by the NASDAQ Stock Exchange listing standards.

The Compensation Committee held 4 meeting during the year ended December 31, 2011 and 100% members attended the meeting.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for preparing a list of candidates to fill the expiring terms of directors serving on our Board of Directors. The committee submits the list of candidates to the Board of Directors who determines which candidates will be nominated to serve on the Board of Directors. The names of nominees are then submitted for election at our Annual Meeting of Stockholders. The committee also submits to the entire Board of Directors, a list of nominees to fill any interim vacancies on the Board of Directors resulting from the departure of a member of the Board of Directors for any reason prior to the expiration of his term. In recommending nominees to the Board of Directors, the committee keeps in mind the functions of this body. The committee considers various criteria, including the ability of the individual to meet the NASDAQ Stock Market “independence” requirements, general business experience, general financial experience, knowledge of the Company’s industry (including past industry experience), education, and demonstrated character and judgment. The committee will consider director nominees recommended by a stockholder if the stockholder mails timely notice to the Secretary of the Company at its principal offices, which notice includes (i) the name, age and business address of such nominee, (ii) the principal occupation of such nominee, (iii) a brief statement as to such nominee’s qualifications, (iv) a statement that such nominee consents to his or her nomination and will serve as a director if elected, (v) whether such nominee meets the definition of an “independent” director under the rules of the NASDAQ Stock Market listing standards and (vi) the name, address, class and number of shares of capital stock of the Company held by the nominating stockholder. Any person nominated by a stockholder for election to the Board of Directors will be evaluated based on the same criteria as all other nominees. The committee also oversees our adherence to our corporate governance standards. The members of the committee are He Yuanping, Lu Guangjun and Cheng Guanghui.

The committee held 4 meetings during the fiscal year ended December 31, 2011 and 100% members attended the meeting.

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

Compensation of Directors

The independent directors were separately compensated for their services in the amount of a $5,000 retainer except Cheng Guanghui (who was paid a $10,000 retainer during the year ended December 31, 2011).

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information regarding the compensation to our named executive officers and other relevant individuals for the fiscal year ended December 31, 2011.

Summary Compensation Table

Name and Principal Underlying Positions	Year	Salary	Bonus	Option Awards (1)	Stock Awards (2)	All Other Compensation	Total
Han Daqing (3)	2011	50,000	30,000	161,921	0		241,921
President & CEO	2010	50,000	30,000	172,246	350,460		602,706

Yu Xiaoli	2011	30,000	20,000	107,577	0		157,577
Chief Financial Officer	2010	30,000	20,000	88,057	116,820		254,877

Pan Guobin (4)	2011	40,000	20,000	195,585	0		255,585
Director & President	2010	40,000	20,000	160,105	268,155		488,260

Xu Hancong	2011	25,000	10,000	83,126	0		118,126
Director of Project Proposal Design	2010	25,000	10,000	68,047	135,405		238,452

Wang Xiaozhong	2011	25,000	10,000	29,338	0		64,338
Director of Equipment R&D	2010	25,000	10,000	24,016	47,790		106,806

*all amounts are in US$

(1) Amounts reflect the aggregate grant date fair value of option awards, as well as any modification charge computed in accordance with FASB ASC Topic 718 and are not necessarily an indication of which executives received the most gains from previously granted equity awards. The fair value of each option grant is estimated based on the fair market value on the date of grant and using the Binomial Lattice option pricing model. For a more detailed discussion on the valuation model and assumptions used to calculate the fair value of our options, refer to note 18 to the consolidated financial statements contained herein.

(2) Amounts reflect the aggregate grant date fair value of stock awards computed in accordance with FASB ASC Topic 718 and are not necessarily an indication of which executives received the most gains from previously granted equity awards. The grant date fair value of each stock award is measured based on the closing price of our common stock on the date of grant.

(3) Han Daqing received no compensation for his role as a director.

(4) Pan Guobin received no compensation for his role as a director.

Outstanding Equity Awards at Fiscal Year-End

On June 27, 2005, a Stock Option Plan (the “Plan”) was approved at our 2005 Annual Meeting of Stockholders. The purpose of the Plan is to promote the growth and general prosperity of the Company by permitting the Company to grant options to purchase common stock and restricted stock of the Company to key employees, independent directors, and advisors. The Plan is designed to help the Company and its subsidiaries and affiliates attract and retain superior personnel for positions of substantial responsibility and to provide key employees, independent directors, and advisors with an additional incentive to contribute to the success of the Company. For 2011, there were no outstanding equity awards to the named executive officers requiring tabular disclosure under this Item.

Director Compensation Table

The following table summarizes compensation paid to non-employee directors during 2011.

 DIRECTOR COMPENSATION FOR 2011

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Li Ming (2)	$5,000						$5,000
Zhu Lian (2)	$5,000						$5,000
Cheng Guanghui	$10,000						$10,000
He Yuanping (2)	$5,000						$5,000
Lu Guangjun (2)	$5,000						$5,000

(1) The amounts in the stock awards column reflect the aggregate grant date fair value of stock granted to directors in 2011 calculated in accordance with FASB ASC Topic 718.

(2) Li Ming and Zhu Lian did not stand for reelection at the 2011 Annual Meeting of Shareholders and were replaced by He Yuanping and Lu Guangjun.

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

The following table sets forth certain information as of March 30, 2012 relating to the beneficial ownership (as defined by the rules of the SEC) of shares of common stock by (i) each person who owns beneficially more than 5% of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our executive officers as of March 30, 2012, and (iv) all of our executive officers and directors as a group.

	Amount and Nature of Beneficial Ownership(1)
Name of Beneficial Owner	Number of Shares (2)	Percent of Voting Stock (3)
Han Daqing	3,254,000	26.38%
Cheng Guanghui	0	-
Pan Guobin	0	-
Yu Xiaoli	0	-
Lu Guangjun	0
He Yuanpin	0
Directors and executive officers as a group (19 persons) (4)	3,254,000	26.38%

* Less than 1%

(1)	As of March 30, 2012, there were 12,333,264 shares of common stock outstanding. Each person named above has sole investment and voting power with respect to all shares of the common stock shown as beneficially owned by the person, except as otherwise indicated below.

(2)	Under applicable rules promulgated by the SEC pursuant to the Exchange Act, a person is deemed the “beneficial owner” of a security with regard to which the person, directly or indirectly, has or shares (a) the voting power, which includes the power to vote or direct the voting of the security, or (b) the investment power, which includes the power to dispose or direct the disposition of the security, in each case irrespective of the person’s economic interest in the security. Under these SEC rules, a person is deemed to beneficially own securities which the person has the right to acquire within 60 days through (x) the exercise of any option or warrant or (y) the conversion of another security.

(3)	In determining the percent of common stock owned by a person (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 12,333,264 shares of common stock outstanding as of March 30, 2012 and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

(4)	The address for the owners and management is: Floor 10, Ruida Plaza, No. 74 Lugu Road, Shi Jingshan District, Beijing, China 100040.

For information concerning securities authorized for issuance under equity compensation plans, see Part II: Item 5 herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Mazars CPA Limited, Certified Public Accountants (“Mazars”) performed the audits for the years ended December 31, 2011 and 2010.

Audit Fees. The aggregate fees billed by Mazars for professional services rendered for the audit of the Company’s financial statements, review of our quarterly financial statements, and audit services provided in connection with other regulatory or statutory filings for the fiscal year ended December 31, 2011 was $190,500 and for fiscal year ended December 31, 2010 was $136,500.

Audit-Related Fees. There were no fees for assurance and related services by Mazars for the fiscal years ended December 31, 2011 and 2010.

Tax Fees. There were no fees for tax compliance, tax advice or tax planning services by Mazars for the fiscal years ended December 31, 2011 and December 31, 2010.

All Other Fees. The aggregate fees billed by Mazars for professional services rendered in connection with agreed-upon procedures for verification of cash balances at each bank account maintained in financial institutions located in Beijing and for the review of the Extensible Business Reporting Language during the fiscal year ended December 31, 2011 was $11,000 and no other fees were billed by Mazars for fiscal year ended December 31, 2010.

Pre-Approval Policies and Procedures. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

The Audit Committee pre-approved all of the aforementioned services provided by Mazars.

ITEM 15.	EXHIBITS

Statements filed as part of this Report:

Exhibits

The following documents are filed as exhibits herewith or incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibit
1.1	Underwriting Agreement, dated November 24, 2010 (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed on November 24, 2010).

2	Agreement Concerning the Exchange of Securities by and among Milestone Capital, Inc. and EliteAgents, Inc., dated January 2, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated January 19, 2002).

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-KSB for the year ended December 31, 1998).

3.1.1	Certificate of Amendment dated August 13, 2004, implementing the reverse merger pursuant to the Bankruptcy Court Order Approving Disclosure Statement and Confirming First Amended Plan of Liquidation and filed with the Secretary of State of the State of Delaware on the 17th day of August, 2004 (incorporated by reference to Exhibit 3.1.1 to the Company’s Form 10-KSB for the year ended December 31, 2003).

3.1.2	Certificate of Incorporation dated August 13, 2004, reincorporating under the name of Telestone Technologies Corporation and filed with the Secretary of State of the State of Delaware on the 13th day of August, 2004 (incorporated by reference to Exhibit 3.1.2 to the Company’s Form 10-KSB for the year ended December 31, 2003).

3.1.3	Bylaws of the Company, adopted on the 18th day of August, 2004 (incorporated by reference to Exhibit 3.1.3 to the Company’s Form 10-KSB for the year ended December 31, 2003).

3.2	Articles of Amendment to the Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-KSB for the year ended December 31, 1998).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-KSB for the year ended December 31, 1998).

10.1	Warehouse Loan and Security Agreement by and among EliteAgents, Inc. and The Provident Bank, dated May 30, 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-KSB for the year ended December 31, 2001).

10.2	Lease Agreement by and among Ralph L. Brass & Company and EliteAgents, Inc. for the property located at 39 Plymouth Street, Fairfield New Jersey, dated March 4, 2000 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-KSB for the year ended December 31, 2001).

10.3	Share Transfer Agreement, dated as of July 5, 2007 by and among Shandong Guolian Telecommunication Technology Limited Company, the transferors listed therein and Beijing Telestone Wireless Telecommunication Company Ltd (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on July 11, 2007).

10.4	Milestone Capital, Inc. Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-KSB for the year ended December 31, 2001).

10.5	Exclusive Business Cooperation Agreement, dated November 22, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 23, 2010).

10.6	Exclusive Purchase Option Agreement, dated November 22, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 23, 2010).

10.7	Equity Pledge Agreement, dated November 22, 2010 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on November 23, 2010).

10.8	Loan Agreement, dated November 22, 2010 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on November 23, 2010).

10.9	Bank of Beijing Notice of Approval of Line of Credit dated September 27, 2010.

10.10*	Form of Acquisition Agreement by and between the Company and Sichuan Ruideng (translated from its original Chinese)

14.1	Code of Ethics, dated December 2004 (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-KSB for the year ended December 31, 2004).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Form 10-KSB/A for the year ended December 31, 2007 filed on October 21, 2008).

31.1*	Statement of Chief Executive Officer Furnished Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.

31.2*	Statement of Chief Financial Officer Furnished Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.

32.1*	Statement of Chief Executive Officer Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.

32.2*	Statement of Chief Financial Officer Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.

101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

†Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELESTONE TECHNOLOGIES CORPORATION

Date: March 30, 2012	By:	/s/ Han Daqing
Han Daqing
Chief Executive Officer
(Principal Executive Officer)

Date: March 30, 2012	By:	/s/ Yu Xiaoli
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

Signature	Title	Date

/s/ Han Daqing	Director, Chief Executive Officer President & Chairman	March 30, 2012
Han Daqing	(Principal Executive Officer)

/s/Yu Xiaoli	Chief Financial Officer	March 30, 2012
Yu Xiaoli	(Principal Accounting and Financial Officer)

/s/ Lu Guangjun	Director	March 30, 2012
Lu Guangjun

/s/ He Yuanpin	Director	March 30, 2012
He Yuanping

/s/ Cheng Guanghui	Director	March 30, 2012
Cheng Guanghui

/s/ Pan Guobin	Director	March 30, 2012
Pan Guobin

