Form 10-K/A
period 2011-12-31
TELESTONE TECHNOLOGIES CORP
filed 2012-04-24
CIK 817129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting
		(Do not check if a smaller	company ☑
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☑

The aggregate market value of the 8,829,362 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was $54,918,631 as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $6.22 per share, as reported by The NASDAQ Stock Market, Inc. As of March 30, 2012, there were 12,333,264 shares of common stock of Telestone Technologies Corporation outstanding.

EXPLANATORY NOTE

The purposes of this amendment (the “Amendment”) to the Annual Report on Form 10-K of Telestone Technologies Corporation for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 30, 2012 (the “Original Form 10-K”), are to (i) correct certain discrepancies in the XBRL data files furnished with the original filing (ii) correct certain clerical errors in the beneficial ownership information in the stock ownership table in “Part III, Item 12 and (iii) correct certain clerical errors in the amount and market value of the securities held by non-affiliates found on the coverpage.

No other changes have been made to the Original Form 10-K other than those described above. This Amendment does not reflect subsequent events that may have occurred after the filing date of the Original Form 10-K or modify or update the disclosures made in the Original Form 10-K, except as set forth in this Form 10-K/A, and should be read in conjunction with the Original Form 10-K.

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

	Amount and Nature of Beneficial Ownership(1)
Name of Beneficial Owner	Number of Shares (2)	Percent of Voting Stock (3)
Han Daqing	3,415,902	27.70%
Cheng Guanghui	0	-
Pan Guobin	10,000	*
Yu Xiaoli	5,500	*
Lu Guangjun	0	-
He Yuanpin	0	-
Directors and executive officers as a group (19 persons) (4)	3,431,402	27.82%

* Less than 1%

(1)	As of March 30, 2012, there were 12,333,264 shares of common stock outstanding. Each person named above has sole investment and voting power with respect to all shares of the common stock shown as beneficially owned by the person, except as otherwise indicated below.

(2)	Under applicable rules promulgated by the SEC pursuant to the Exchange Act, a person is deemed the “beneficial owner” of a security with regard to which the person, directly or indirectly, has or shares (a) the voting power, which includes the power to vote or direct the voting of the security, or (b) the investment power, which includes the power to dispose or direct the disposition of the security, in each case irrespective of the person’s economic interest in the security. Under these SEC rules, a person is deemed to beneficially own securities which the person has the right to acquire within 60 days through (x) the exercise of any option or warrant or (y) the conversion of another security.

(3)	In determining the percent of common stock owned by a person (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 12,333,264 shares of common stock outstanding as of March 30, 2012 and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

(4)	The address for the owners and management is: Floor 10, Ruida Plaza, No. 74 Lugu Road, Shi Jingshan District, Beijing, China 100040.

ITEM 15.	EXHIBITS

Statements filed as part of this Report:

Exhibits

The following documents are filed as exhibits herewith or incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibit
31.1*	Statement of Chief Executive Officer Furnished Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.

31.2*	Statement of Chief Financial Officer Furnished Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.

32.1*	Statement of Chief Executive Officer Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.

32.2*	Statement of Chief Financial Officer Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

†Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELESTONE TECHNOLOGIES CORPORATION

Date: April 24, 2012	By:	/s/ Han Daqing
Han Daqing
Chief Executive Officer
(Principal Executive Officer)

Date: April 24, 2012	By:	/s/ Yu Xiaoli
By: Yu Xiaoli
Han Daqing
Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Han Daqing	Director, Chief Executive Officer President & Chairman	April 24, 2012
Han Daqing	(Principal Executive Officer)

/s/ Yu Xiaoli	Chief Financial Officer	April 24, 2012
Yu Xiaoli	(Principal Accounting and Financial Officer)

*	Director	April 24, 2012
Lu Guangjun

*	Director	April 24, 2012
He Yuanping

*	Director	April 24, 2012
Cheng Guanghui

*	Director	April 24, 2012
Pan Guobin

* By:	/s/ Han Daqing
Han Daqing
As Attorney-in-Fact