Form 10-Q
period 2012-03-31
TELESTONE TECHNOLOGIES CORP
filed 2012-05-21
CIK 817129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

As of May 15, 2012, 12,333,264 shares of the Issuer’s $.001 par value common stock were outstanding.

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

ITEM 1. CONDENSED FINANCIAL STATEMENTS

Telestone Technologies Corporation

Condensed Consolidated Statements of Operations and Other Comprehensive Income
Three months ended March 31, 2012 and 2011

		Three months ended March 31,
		2012	2011
	Note	US$’000	US$’000
		(Unaudited)	(Unaudited)
Operating revenues:
Net sales of equipment		3,531	6,992
Service income		13,572	7,480

Total operating revenues		17,103	14,472

Cost of operating revenues:
Cost of net sales		2,165	3,831
Cost of service		8,398	4,043

Total cost of operating revenues		10,563	7,874

Gross profit		6,540	6,598

Operating expenses:
Sales and marketing		3,617	2,131
General and administrative		1,346	2,005
Research and development		463	248
Depreciation and amortization		201	102

Total operating expenses		5,627	4,486

Operating income		913	2,112

Interest expense		(271)	(149)
Other income, net		48	203

Income before income taxes		690	2,166
Income taxes		(211)	(547)

Net income		479	1,619

Other comprehensive income
Foreign currency translation adjustment		821	-

Total comprehensive income		1,300	1,619

Earnings per share:	3

Weighted average number of common stock outstanding
Basic		14,133,264	12,333,264
Effect of dilutive warrants		-	15,883

Diluted		14,133,264	12,349,147

		US$	US$
Net income per share of common stock
Basic		0.03	0.13
Diluted		0.03	0.13

The accompanying notes are an integral part of the condensed consolidated financial statements.

Telestone Technologies Corporation

Condensed Consolidated Balance Sheets
As of March 31, 2012 and December 31, 2011

		As of March 31,	As of December 31,
		2012	2011
	Note	US$’000	US$’000
		(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents		12,166	18,850
Accounts receivable, net of allowance	5	256,477	251,460
Due from related parties	14	1,544	1,534
Inventories, net of allowance	10	9,799	6,755
Prepayments		2,565	2,351
Other current assets		3,579	2,797

Total current assets		286,130	283,747

Goodwill	6	4,268	4,268
Property, plant and equipment, net	7	10,427	9,264
Lease prepayment	8	2,574	2,571

		17,269	16,103

Total assets		303,399	299,850

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term bank loans	9 & 14	15,039	14,941
Accounts payable – Trade		48,947	46,450
Service cost payable		38,304	35,254
Customer deposits for sales of equipment		2,901	2,684
Due to related parties	14	1,843	1,831
Income tax payable		18,863	18,695
Accrued expenses and other accrued liabilities		33,278	37,229

Total current liabilities		159,175	157,084

Commitments and contingencies	15

Stockholders’ equity:
Preferred stock, US$0.001 par value, 10,000,000 shares authorized, no shares issued		-	-
Common stock and paid-in-capital, US$0.001 par value:
Authorized – 100,000,000 shares as of March 31, 2012 and December 31, 2011
Issued and outstanding – 12,333,264 shares as of March 31, 2012 and December 31, 2011	13	12	12
Additional paid-in capital		50,306	50,148
Dedicated reserves		6,871	6,871
Other comprehensive income		13,150	12,329
Retained earnings		73,885	73,406

Total stockholders’ equity		144,224	142,766

Total liabilities and stockholders’ equity		303,399	299,850

The accompanying notes are an integral part of the condensed consolidated financial statements.

Telestone Technologies Corporation

Condensed Consolidated Statements of Cash Flows
Three months ended March 31, 2012 and 2011

	Three months ended March 31,
	2012	2011
	US$’000	US$’000
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	479	1,619
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	201	102
Stock-based compensation	158	452
Changes in assets and liabilities:
Accounts receivable	(3,362)	(5,490)
Inventories	(3,001)	(1,638)
Prepayments	(202)	(49)
Other current assets	(766)	(299)
Accounts payable	2,208	1,673
Customer deposits for sales of equipment	199	68
Due to related parties	(144)	(1,674)
Income tax payable	45	475
Accrued expenses and other accrued liabilities	(2,373)	(862)

Net cash used in operating activities	(6,558)	(5,623)

Cash flows from investing activities
Purchase of property, plant and equipment	(265)	(147)

Net cash used in investing activities	(265)	(147)

Cash flows from financing activities
Repayment of short-term bank loans	-	(1,212)
Short-term bank loans raised	-	2,466

Net cash from financing activities	-	1,254

Net decrease in cash and cash equivalents	(6,823)	(4,516)

Cash and cash equivalents, beginning of the period	18,850	31,020

Effect on exchange rate changes	139	-

Cash and cash equivalents, end of the period	12,166	26,504

Supplemental disclosure of cash flow information
Interest received	28	16
Interest paid	(242)	(110)
Tax paid	(165)	(146)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2012 and 2011

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

In December 2011 and March 2012, Beijing Telestone contributed RMB10,000,000 and RMB40,000,000 to the registered capital of BTWTC respectively, which made Beijing Telestone one of the direct owners of BTWTC.  The capital contribution is intended to be temporary and the capital contributed by Beijing Telestone was transferred to the Owners in April 2012. Management, having consulted the legal counsel in the PRC, is of the opinion that such temporary shareholding structure would not have any significant impact on the business and operations of BTWTC.

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
Three months ended March 31, 2012 and 2011

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

On October 8, 2007, BTWTC established a wholly-owned subsidiary company, Beijing Telestone Communication Technology Company Limited (“BTCTC”)(note), with operating period of 20 years until October 7, 2027. The principal activity of BTCTC is developing and managing the business operations of the Company outside the PRC.

On December 14, 2009, Beijing Telestone established a wholly-owned subsidiary, Guan Telestone Telecommunication Technologies Company Limited (“Guan Telestone”)(note) in Guan, Hebei Province, the PRC with operating period of 20 years until December 13, 2029. Guan Telestone holds a land use right in Guan County for development of a research and development center and a manufacturing plant of telecommunication equipment.

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

Basis of presentation

These unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission ("SEC") rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2012 and for all periods presented.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2012 and 2011

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("USA") have been condensed or omitted. The balance sheet as of December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form-10K for the year ended December 31, 2011 filed on March 30, 2012. The results of operations for the three-month period ended March 31, 2012 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2012.

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

Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding during each period presented, which has been adjusted for the shares of restricted common stock that the Company was obliged to issue as of the balance sheet date (see note 13).

Diluted earnings per share is computed based on net income attributable to stockholders and the weighted average number of shares of common stock outstanding during each period presented, adjusted for the effect of the dilutive common stock equivalents outstanding during the periods presented.

The dilutive effect of warrants and stock options to purchase common stock outstanding during the three-month periods ended March 31, 2012 and 2011 is reflected in the calculation of diluted earnings per share by applying the treasury stock method. Any anti-dilutive effect of the warrants and stock options is excluded from calculation of the earnings per share.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2012 and 2011

3.	EARNINGS PER SHARE (CONTINUED)

For the three-month period ended March 31, 2011, 40,000 shares of warrants are dilutive and included in the weighted-average number of common stock outstanding for calculation of diluted earnings per share while another 40,000 shares of warrants are anti-dilutive. For the three-month period ended March 31, 2012, 80,000 shares of warrants are anti-dilutive.

The outstanding stock option of 526,335 shares and 601,663 shares for the periods ended March 31, 2012 and March 31, 2011 are anti-dilutive.

4.	OPERATING RISK

(a)	Concentration of major customers and suppliers
	Three months ended March 31,
	2012	2011
	US$’000	US$’000
	(Unaudited)	(Unaudited)
Major customers with revenues of more than 10% of the Company’s total operating revenues
Revenues from major customers	14,094	13,428
Percentage of operating revenues	82%	93%
Number	2	3

Major suppliers with purchases of more than 10% of the Company’s purchases
Purchases from major suppliers	2,461	3,043
Percentage of purchases	48%	55%
Number	3	2

Accounts receivable related to the Company’s major customers comprised 86% and 88% of the total accounts receivables as of March 31, 2012 and December 31, 2011 respectively.

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

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2012 and 2011

4.	OPERATING RISK (CONTINUED)

(b)	Country risks

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

5.	ACCOUNTS RECEIVABLE, NET

	As of March 31, 2012	As of December 31, 2011
	US$’000	US$’000
	(Unaudited)

Completed contracts	260,483	250,425
Retentions	12,343	17,354

	272,826	267,779
Allowance for doubtful accounts	(16,349)	(16,319)

	256,477	251,460

Of the retentions balance as of March 31, 2012 and December 31, 2011, approximately US$531,000 and US$633,000 respectively are due to be paid by the debtors after one year.

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

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2012 and 2011

7.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are summarized as follows:

	Estimated useful life	As of March 31, 2012	As of December 31, 2011
	(in years)	US$’000	US$’000
		(Unaudited)

Buildings	30	338	336
Leasehold improvement	5	180	174
Plant and machinery	5	2,610	2,264
Office equipment	5	2,116	2,177
Motor vehicles	5	2,029	1,984
Construction in progress	N/A	7,764	6,730

		15,037	13,665
Accumulated depreciation		(4,610)	(4,401)

		10,427	9,264

Construction-in-progress consists of factories and office buildings under construction and includes the costs of construction incurred during the period of construction or installation. No provision for depreciation is made on construction-in-progress until such time as the relevant assets are completed and ready for their intended use.

8.	LEASE PREPAYMENTS, NET

	As of March 31,	As of December 31,
	2012	2011
	US$’000	US$’000
	(Unaudited)

Prepaid land use rights	2,696	2,676
Accumulated amortization	(122)	(105)

	2,574	2,571

Lease prepayment as of March 31, 2012 and December 31, 2011 represented the land use rights for a piece of land located in Guan County, Hebei Province, the PRC. The land use rights will expire in 2059.

The prepaid land use rights have been pledged to a bank in the PRC as collateral for short-term bank loans (Note 9).

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2012 and 2011

9.	SHORT-TERM BANK LOANS

As of March 31, 2012 and December 31, 2011, the bank loans of RMB 95 million, equivalent to approximately US$15 million, bear interest to be charged quarterly at the standard short-term borrowing rate as stipulated by the People’s Bank of China on the date of the first withdrawal. The loans are wholly repayable within one year and secured by guarantees provided by a third party guaranty company.

The guarantee provided by the independent guaranty company is secured by the following:

(a)	Accounts receivable of the Company with an aggregate carrying value as of March 31, 2012 and December 31, 2011 amounting to RMB235.7 million, equivalent to approximately US$37.0 million;

(b)	Land use rights of the Company with a carrying value as of March 31, 2012 and December 31, 2011 amounting to RMB16.3 million and RMB16.4 million, equivalent to approximately US$2.57 million; and

(c)	Personal guarantee provided by Mr. Daqing Han, Telestone’s Chairman and Chief Executive Officer.

10.	INVENTORIES

Inventories consisted of the following:

	As of March 31, 2012	As of December 31, 2011
	US$’000	US$’000
	(Unaudited)

Raw materials	1	1
Finished goods and parts	10,270	7,223

	10,271	7,224
Provision for slow-moving and obsolete items	(472)	(469)

	9,799	6,755

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2012 and 2011

11.	INCOME TAXES

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

The Company’s income is principally generated in the PRC by Beijing Telestone, BTWTC, BTCTC, Guan Bopu and SRTC. All these entities are subject to enterprise income tax (“EIT”) in the PRC at the following applicable rates:

Unified EIT rate	25%
Small scale / low profit enterprises	20%
High / new technology enterprises (“Hi-tech enterprises”)	15%

Beijing Telestone and BTWTC are qualified as Hi-tech enterprises under the current Enterprise Income Tax Law in the PRC, so they enjoy the preferential tax rate of 15% in the PRC for a three-year period commencing from the year 2009. All other entities are subject to the unified tax rate of 25% for the three-month periods ended March 31, 2012 and 2011.

Income tax expenses, comprising EIT, have been provided at the applicable rates on the respective subsidiaries’ / VIE’s estimated assessable income arising in the PRC during the periods.

12.	SEGMENT INFORMATION

During the three-month periods ended March 31, 2012 and 2011, all revenues of the Company are from its network installation and optimization services and trading of wireless telecommunication equipment. No financial information by business segment is presented.

As the Company operates mainly in the PRC and over 99% of its revenue during the three-month periods ended March 31, 2012 and 2011 are from the PRC and almost all of the Company’s assets are located in the PRC, no geographical segment analysis is presented.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2012 and 2011

13.	COMMON STOCK

TSTC had 12,333,264 shares of issued and outstanding common stock as of March 31, 2012 and December 31, 2011.

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

As of March 31, 2012, the Company was obliged to issue 1,800,000 shares of restricted common stock of TSTC as part of the consideration for the acquisition of SRTC on December 30, 2011 (see note 1).

14.	RELATED PARTY TRANSACTIONS

Summary of related party transactions

	Note	As of March 31, 2012	As of December 31, 2011
		US$’000	US$’000
		(Unaudited)
Due from related parties
Ex-stockholders of SMI/Guolian	b	1,544	1,534

Due to related parties
Directors	a	251	249
Ex-stockholders of Beijing Telestone/Guolian	b	1,592	1,582

		1,843	1,831
Guarantor of short term loan
A director	9	15,039	14,941

Note:

(a)	The amounts due to directors represent unsecured advances made to / from those parties from time to time. These amounts are interest free and repayable on demand.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2012 and 2011

14.	RELATED PARTY TRANSACTIONS (Continued)

Summary of related party transactions (Continued)

(b)	The amounts due to ex-stockholders of Beijing Telestone represented the consideration arising from the consummation of the business combination. The ex-stockholders of SMI had represented that they had fully settled the amount with the ex-stockholders of Beijing Telestone and also undertaken to fully indemnify SMI against any claims from the ex-stockholders of Beijing Telestone. However, an ex-stockholder of Beijing Telestone has initiated a lawsuit against SMI alleging that the consideration amount has not been settled. The court hearing commenced on May 10, 2006 and finalized on December 19, 2006. A verdict has been issued by the Second Intermediate People’s Court of Beijing (“北京市第二中級人民法院”) and announced that SMI and Beijing Telestone are not required to compensate the ex-stockholder of Beijing Telestone. On October 23, 2007, another verdict was issued by the High People’s Court of Beijing (“北京市高級人民法院”) announcing that the verdict from the Second Intermediate People’s Court of Beijing was upheld and SMI was not required to compensate the ex-shareholder.

15.	COMMITMENTS AND CONTINGENCIES

a)	Capital commitments

As of March 31, 2012, the Company had outstanding capital expenditure commitments on construction contracts of approximately RMB16 million, equivalent to approximate US$2.6 million.

b)	Operating lease commitments

The following table summarizes the approximate future minimum rental payments under non-cancelable operating leases in effect as of March 31, 2012:

As of March 31, 2012
US$’000
For the period ending December 31,
2012	1,618
2013	539
2014	82
2015	70
2016	33

Total	2,342

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2012 and 2011

15.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

c)	Contingencies

The Company recognizes its revenue upon the completion of contracts and has made full tax provision in accordance with relevant national and local laws and regulations of the PRC. A contract is considered as completed upon completion of all essential contract work and the installation has been accepted by the customer. It is the common practice in the PRC that invoices are not issued to customers until payments are received. The Company follows the practice of reporting its revenue for PRC tax purposes when invoices are issued. All unbilled revenue will become taxable when invoices are issued. For PRC tax reporting purpose, the PRC subsidiaries of the Company recognize revenue on an “invoice basis” instead of when goods are delivered and services are rendered. This is not in strict compliance with the relevant laws and regulations. Accordingly, despite the fact that the PRC subsidiaries of the Company had made full tax provision in the financial statements, these PRC subsidiaries may be subject to interest and/or penalties for the deferred reporting of tax obligations. The exact amount of interest and/or penalties cannot be estimated with any reasonable degree of certainty. The board of directors considers it is more-likely-than-not that interest and/or tax penalties will not be imposed.

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

As at March 31, 2012, certain of these eligible employees of the Company resigned and 75,328 shares of stock options were forfeited accordingly.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2012 and 2011

16.	STOCK OPTION PLAN (CONTINUED)

The following table sets forth the details of the stock options as of December 31, 2011.

Number of shares of options
As of December 31, 2011		72,000		432,600		45,435
Forfeited during the period		-		(11,950)		(11,750)

As of March 31, 2012		72,000		420,650		33,685

Exercise price	US$	12.00	US$	10.91	US$	10.91
Vesting date
- 1/3 on the 1st installment		November 30, 2010		November 30, 2010		December 31, 2011
- 1/3 on the 2nd installment		December 31, 2011		December 31, 2011		December 31, 2012
- 1/3 on the 3rd installment		December 31, 2012		December 31, 2012		December 31, 2013
Expiry date		November 29, 2020		November 29, 2020		November 29, 2020

17.	STOCK-BASED COMPENSATION

The following table sets forth a summary of the nature of stock-based compensation recognized for the three-month periods ended March 31, 2012 and 2011.

	Three months ended March 31,
	2012	2011
	US$’000	US$’000
	(Unaudited)	(Unaudited)

Stock options (i)	158	452

The table below sets forth the functional classification of stock-based compensation recognized for the three-month periods ended March 31, 2012 and 2011.

	Three months ended March 31,
	2012	2011
	US$’000	US$’000
	(Unaudited)	(Unaudited)

General and administrative	158	452

No tax benefit was recognized for the stock-based compensation recorded for the three-month periods ended March 31, 2012 and 2011.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2012 and 2011

17.	STOCK-BASED COMPENSATION (CONTINUED)

Stock-based compensation to employees

(i)	On November 30, 2010, 601,663 shares of stock options were granted to certain eligible employees of the Company as incentive compensation to attract and retain superior personnel for positions of substantial responsibility and to provide them with an additional incentive to contribute to the success of the Company.

The 601,663 shares of stock options are accounted for as equity instruments issued in exchange for receipt of services. Costs are measured at the estimated fair value of the equity instruments issued and recognized as an expense over the employee’s requisite service period.

During the three-month periods ended March 31, 2012 and 2011, no stock option was granted by the Company.

For the three-month periods ended March 31, 2012 and 2011, the Company recognised stock-based compensation in relation to stock options granted to employees of US$158,000 and US$452,000 respectively.

A summary of stock option activity as of March 31, 2012 and changes during the three-month period ended March 31, 2012 is presented below:

	Number of shares	Weighted average exercise price
		US$

Outstanding as of December 31, 2011	550,035	11.06
Forfeited during the period	(23,700)

Outstanding as of March 31, 2012	526,335	11.06

Vested and exercisable as of December 31, 2011	351,558	11.06

Vested and exercisable as of March 31, 2012	351,558	11.06

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2012 and 2011

17.	STOCK-BASED COMPENSATION (CONTINUED)

Stock-based compensation to employees (continued)

(i)	(continued)

The following tables set forth the details of stock options outstanding, vested and exercisable as of March 31, 2012 and December 31, 2011.

	Outstanding			Vested and exercisable
Exercise price	Number of shares	Weighted average exercise price	Weighted average remaining contractual life	Number of shares	Weighted average exercise price
		US$	Years		US$
As of March 31, 2012

10.91	454,335	10.91	8.66	291,674	10.91
12.00	72,000	12.00	8.66	48,000	12.00

	526,335	11.06	8.66	339,674	11.06

	Outstanding			Vested and exercisable
Exercise price	Number of shares	Weighted average exercise price	Weighted average remaining contractual life	Number of shares	Weighted average exercise price
		US$	Years		US$
As of December 31, 2011
10.91	478,035	10.91	8.91	303,558	10.91
12.00	72,000	12.00	8.91	48,000	12.00

	550,035	11.05	8.91	351,558	11.06

The aggregate intrinsic value of all outstanding stock options and exercisable stock options at March 31, 2012 and December 31, 2011 amounted to US$Nil. There were no options exercised during the three-month periods ended March 31, 2012 and 2011. As of March 31, 2012 and December 31, 2011, the Company had total unrecognized compensation amounting to US$466,600 and US$668,900 respectively under ASC 718. The unrecognized compensation will be recognized over a weighted average period of approximately 2 years.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2012 and 2011

17.	STOCK-BASED COMPENSATION (CONTINUED)

Stock-based compensation to employees (Continued)

(ii)	During the three-month period ended March 31, 2012, no share of restricted common stock was issued.

For the three-month periods ended March 31, 2012 and 2011, no stock-based compensation in relation to restricted common stock granted to employees has been recognized.

Stock-based compensation to non-employees

(iii)	During the period ended March 31, 2012, no warrants were expired or granted by the Company.

For the three-month periods ended March 31, 2012 and 2011, no stock-based compensation in relation to warrants granted to non-employee has been recognized.

The following table sets forth the details of warrants outstanding, vested and exercisable as of March 31, 2012 and December 31, 2011.

	Outstanding, Vested and Exercisable
Exercise price	Number of shares	Weighted average remaining contractual life	Weighted average exercise price
US$		Years	US$

As of March 31, 2012
4.95	40,000	1.44
9.55	10,000	1.69
18.47	30,000	1.44

	80,000	1.47	10.60

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2012 and 2011

17.	STOCK-BASED COMPENSATION (CONTINUED)

Stock-based compensation to non-employees (continued)

(iii)	(Continued)

	Outstanding, Vested and Exercisable
Exercise price	Number of shares	Weighted average remaining contractual life	Weighted average exercise price
US$		Years	US$

As of December 31, 2011
4.95	40,000	1.69
9.55	10,000	1.94
18.47	30,000	1.69

	80,000	1.72	10.60

18.	RECENT ACCOUNTING PRONOUNCEMENTS

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
Three months ended March 31, 2012 and 2011

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

In December 2011, the FASB issued ASU No. 2011-10, “Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate – a Scope Clarification (a consensus of the FASB Emerging Issues Task Force). The ASU No. 2011-10 requires that a parent deconsolidate a subsidiary if the parent ceases to have a controlling financial interest in the subsidiary (except for a sale of in substance real estate). However, in situations other than a sale of in substance real estate, differing views exist in practice on whether the parent of an in substance real estate subsidiary must satisfy the criteria in Subtopic 360-20, Property, Plant, and Equipment – Real Estate Sales, in order to derecognize the in substance real estate. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s operating results and financial position.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2012 and 2011

18.	RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). ASU 2011-12 deferred certain aspects of ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Other than enhanced disclosures, the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

Overview

We are a leading access-network solution provider serving the Chinese market. Since 1997, we have operated in the Chinese market and in 2006, we expanded our marketing efforts to include Vietnam, Indonesia, Malaysia, Thailand and India. In 2007, BTCTC was established as one of our subsidiaries focusing on developing and managing our overseas businesses. Currently, our marketing efforts have expanded to 29 countries around the world, including the U.S., Vietnam, Mexico, Brazil, Russia, India, the Philippines, Thailand, Ireland, Ecuador, Mongolia, South Africa, Turkey, Indonesia, Colombia, Costa Rica, Argentina, Ukraine, Kazakhstan, Singapore, South Korea, Hong Kong (SAR), Saudi Arabia, New Zealand, Bangladesh, the UAE, Canada and Iceland. Continued expansion outside of China is one of our core strategies. We believe that the quality of our products and services will allow Telestone to be increasingly competitive internationally.

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

In 2008, we launched WFDS™ (as defined below), a next generation wireless distribution system. WFDS™ is an all-optical network that combines the technologies of both wireless and optical telecommunications. This system supports all mobile telecom networks and various other networks, including WLAN, FTTH, traditional telephone, and video surveillance systems. In 2010, we began generating revenues from WFDS™ installations, and, as of March 31, 2012, we have completed 226 WFDS™ installations.

In addition, our WFDS™ technology provides several important benefits to Telestone and its investors: WFDS™ offers an opportunity for us to diversify our customer base; and WFDS™ generates 41.25% of the gross margin of the company; WFDS™ also targets a different customer base — property developers and managers — rather than large telecom carriers, and these customers tend to make payments more quickly, which should reduce our accounts-receivable days’ sales outstanding (“DSOs”) over time, as WFDS™ grows as a percentage of our revenues. Finally, WFDS™ is a technology platform, and we have a pipeline of WFDS™ technologies slated for launch over the next several years.

While we expanded our sales from purely consisting of a RF-based wireless product portfolio to one including sales from our Unified Local-Access Solution (“WFDS™”) products, our traditional RF-based products still remain a strong growth driver for Telestone and we received more than 89.72% of our revenues from RF-based products in the first quarter of 2012.

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

Also, in order to provide a speedy response and a high level of service to our customers, we have established more than 30 locations throughout China. These locations offer sales, project survey, design, project management and installation and maintenance services. We believe that this sales and service strategy enhances our ability to increase our existing customer base in the PRC and enables us to provide timely responses to customers’ inquires as well as technical and maintenance service upon our customers’ requests. Our sales efforts are not focused in nor dependent upon any particular region or province of the PRC.

As the mobile market in China continues to mature, mobile operators have begun to invest in the future. In particular, the Chinese telecommunications industry has witnessed accelerated development in recent years with a rapid rollout of 3G network investments as well as commitments to introduce 4G technology since 2011. Such is also evidenced by China Mobile, China Telecom, and China Unicom’s €1.178 billion ($1.625 billion) purchase of network and application solutions, and integration and maintenance services from Alcatel-Lucent on November 5, 2010 during the visit of Chinese President Hu Jintao to France.

We also believe that disparate technologies used by mobile carriers in the United States, and the continued roll-out of 3G and 4G also provide a conducive environment for creating potential demand for our WFDS™ enabled equipment and solutions in the United States.

The Rapid Growth of Wireless Subscribers in China

China has repeatedly expressed a commitment to continuing economic growth, aimed at improving the living standards of its population and at expanding its middle class. This growth has led to increasing urbanization amongst the Chinese population with migrant workers moving to cities. There is now a growing demand among both enterprises and households in China for improved wireless bandwidth and network performance. Although China is the largest wireless market in the world, there is still opportunity to expand as the mobile user penetration rate in China is currently relatively low.  The number of wireless subscribers in China across both 2G and 3G platforms surpassed 900 million as of the end of August 2011.

Wireless Infrastructure Growth Drivers in China

During the 2G era, the majority of mobile traffic was comprised of voice, and hence network coverage mainly focused on breadth rather than on depth. However, as we entered into the 3G era in China, approximately 70% of the 3G traffic was comprised of data. As a result, in-depth network coverage has become the 3G operators’ first priority and we believe that the demand for wireless enhancement equipment has become much more important than in the past. We believe that the room for growth in such demand is evident as the population coverage levels of existing 3G networks are still below 70% in most cities currently offering 3G, and less than half of China’s 650 major cities support 3G.

Telecom Carriers’ layout for Next-generation Communications Market

The industry trend amongst international mainstream telecom carriers is to accelerate the shift towards the construction of next-generation communications networks, such as LTE. At the 2012 World Mobile Communications Conference, held in Barcelona, China Mobile and its partners jointly published plans to construct more than 500,000 TD-LTE base stations over the next three years that will service a population of up to 2 billion people. In China, nine cities, including Shenzhen and Hangzhou, and the construction of over 20,000 base stations will be involved in commercial testing of China Mobile’s plan. In Hong Kong, China Mobile will begin to provide LTE-TD/FDD services. China Unicom’s LTE Trial Network construction plans also conform to this trend. These investments are expected to create new opportunities in our industry.

To speed up China's Wireless City, Smart City Construction

In recent years Chinese large and medium-sized cities have actively constructed “wireless cities” using a variety of wireless access technologies to provide on-demand anytime, anywhere wireless network access in such cities in order to offer a full range of information, government, business and public services, to promote the development of tourism and other industries, and to enhance the image of the city.

“Big 3” carriers all target the use of WiFi to accelerate the development of such wireless cities. At present, the extent to which the Big 3 have publicized the efforts to develop wireless cities clearly demonstrates that wireless cities represent not only a “flagship” product of the carriers but also the future of the telecom industry in China.

A new revolution has been caused by electronic information technology from urban information to intelligent city construction have led to a growing number of cities implementing smart city -building strategies. In 2012, China will focus on building smart cities. In building smart cities, the government will promote the use of wireless, digital, and intelligent buildings which will inevitably become an important part of service-oriented government construction. At present, China has hundreds of cities proposing to begin construction of smart cities and/or wireless cities. Creating smart cities could provide better promotion of construction of a service-oriented government, and also will provide a more scientific and external environment for social transformation.

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

“The Internet of Things”

In China, a budding phenomenon has developed, referred to as “The Internet of Things” in organizations and businesses. The Internet of Things literally translates into “the connection of things”, whether they are products, components or systems, so that individuals can communicate intelligently with one another and can communicate remotely with their home and office computers, home appliances and other electronic devices. Everything from home appliances, public infrastructure and facilities, to logistic processes will be assigned an IP address and connected to the Internet of Things through a wired or wireless connection. This demand is expected to increase the need for wireless infrastructure.

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

The state has decided the integration of telecommunications networks, TV and radio broadcasting networks, and the internet to be the next step in the evolution of these industries. Such integration shall include telecommunications, broadcasting, internet communications, broadband, digital TV, next-generation internet, network interoperability and resource sharing, voice, data and broadcasting a variety of services, etc. The integration of telecommunications networks, TV and radio broadcasting networks and the internet, etc. does not mean unification of of these industries, but rather integration of services provided by players in each of the respective industries. This broad extension of the market space will create more development opportunities.

Integration involves system, management, business and the other complex distribution of benefits problems. In order to overcome these integration issues, the potential monopoly issues must be overcome. The integration really needs to consider how to achieve true peer-to-peer access, in other words true distribution of business content and business interests in order to form an effective mode of operation.

It is crucial to break the barriers created by potential monopolies to ensure coordination between the broadcasting businesses and telecommunications services. Users should be able to select networks to surf the net, watch TV, communicate over the phone and use other telecommunications value-added services through the network. As a result, old trade monopolies will be diminished, and gradually new industry standards established, and the integration will play a significant role in the ecology of the entire telecommunications and broadcasting industries.

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

Unified Local Access Network WFDS™ Solution

We plan to leverage our first-mover advantage with our WFDS™ technology in order to increase our penetration into the Chinese market and to strengthen our relationships with the Big-3 for whom we believe our WFDS™ solution is a critical component to remain aligned with industry trends and government-sponsored initiatives.

Key benefits of our unified local access-network WFDS™ solution include:

•	Compatibility with the Big-3’s technologies and integrated services. Our WFDS™ solution is the industry’s first solution capable of providing integrated services on a single integrated platform. Our unified solution approach as well as our commitment to research and development have strategically positioned us to be a beneficiary of the Chinese government’s directive for network convergence.

•	Reduction in capital expenditures. The combination of integrating services along with the use of our patented fiber-optic technology should enable the Big-3 to significantly reduce their wireless infrastructure capital expenditures.

•	Reduction in space required. Utilizing our WFDS™ technology, property owners can reduce the installation space required for mobile wireless cable and internet service by consolidating eleven devices into one. In a single compact, all-optical platform, we offer customers integrated solutions streamlined to meet our customer’s requirements.

•	Easy to install, use and maintain. Our WFDS™ solution enables a property owner to deploy a single multi-functional platform in a simple and consolidated form. WFDS™ is easy to install and is centrally managed, is compatible with 2G and 3G services, and is forward compatible with 4G services.

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

TIPS Solutions

TIPS (Telestone Intelligence Premises System) is a groundbreaking technology based on Telestone’s WFDS™ technology. The core of TIPS is Telestone’s Unified Premises Information Network System (“UPINS”) technology, which distributes all information generated or required at any time and at any location within a premises network in a timely manner. TIPS networks are characterized by ultra-wide bandwidth, long transmission distances, and multi-cascading technology. So far we have completed the theoretical research and development of the core technology for TIPS.

TIPS is expected to be used in a broad range of applications including municipal projects, airports, railways, highways, streets, communities, buildings, houses, and medical facilities, etc. For internal communications capabilities, the functions of TIPS can be divided into IP fiber optic networks and wireless telephony features, office computing optical networks and wireless access capabilities, and wireless access teleconferencing, etc. For the external public communications services, the functions of TIPS can be divided into wireless signal coverage for public communications, WLAN converage for telecommunications carriers, and cable TV access functions, etc. For network management and maintenance, the functions of TIPS can be divided into network monitoring and traffic management, information security management, and behavior management, etc. For security management, the functions of TIPS can be divided into entrance guard and attendance management, video intercom management, and multimedia publishing, etc.

TIPS is closely related to the integration of telecommunications, TV and radio broadcasting and internet access into one unified network, a project initiated by the State Council. TIPS also provides reliable solutions to developing “smart cities” via its comprehensive network integration capabilities, intelligent management, cost-saving materials and unique energy-saving features.

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

Our proprietary WFDS™, the result of our R&D efforts, is one of the leading indoor access-network products in China. Compared with other traditional wireless distribution systems, our WFDS™ system has many advantages. Firstly, WFDS™ uses fiber optic cable to transport signals. Based on the low signal-loss characteristic of fiber optic cable, through which signals can be transmitted over long distances, the main unit (“MU”) can be placed closer to the signal source, and the remote unit (“RU”) can be placed closer to the subscribers. Therefore, a micro-power signal source can be used, which reduces interference and noise, generates low electromagnetic interference, and expands the coverage area. Secondly, due to the input port of the MU connecting to the signal combiner, WFDS™ systems can support multiple signals’ access and network integration. WFDS™ can provide all broadband communication services access in the 500 kHz ~ 3 GHz band for subscribers. Thirdly, due to the fact that each node of the system has the same bandwidth and flow characteristics, WFDS™ can provide the same communication services for every subscriber. WFDS™ systems are also easy to manage and flexible for implementing expansion and upgrades of systems with minimum cost.

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

Our Growth Strategy

In order to maintain our position as one of the leading companies in the PRC’s access-network solutions sector, and expand and diversify our revenue streams, we have adopted the following strategies:

Continue to focus on research and development

We plan to continue to invest in research and development for our key technologies and products to enhance our leading position in the access network technology market and take full advantage of the PRC’s investment in 3G and 4G networks. We have dedicated research and development programs to advance access-network solutions for the continued development of our business.

Seek selective acquisitions and strategic investments

In the domestic market, we intend to maintain strong relationships with Chinese mobile telecommunications carriers and potentially make selective acquisitions in major provincial markets where we do not have a leading market share. Our potential targets are companies that enjoy a leading market position and have strong business networks in their provincial markets, that have strong production capabilities, that own applicable value added products and whose customer network platforms adapt to WFDS™. We believe that we will further our penetration into provincial markets and raise our overall market share through selective acquisitions and the promotion of new solutions.

Strengthen international market presence

We plan to focus on increasing our presence in markets outside of the PRC. We will continue to strengthen our presence abroad by leveraging our expertise and our leading access-network products and solutions. In the United States, we plan to seek cooperation with peers that have strong research and development abilities and develop technology and products that are suitable for the PRC market. We also seek partners within the integration business to sell our products. In developing countries, we only seek cooperation with local integration partners to deliver our access network solution technologies. We then work with these partners to set up our local product distribution channels.

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

Competition

Our main domestic competitors are Guangdong Comba, Wuhan Hongxin and China GrenTech.

•	Guangdong Comba was one of the first Chinese domestic telecom manufacturers. The company is listed on the Hong Kong Stock Exchange under the stock symbol 2342.HK.

•	Wuhan Hongxin, originally a state-owned enterprise under the management of Wuhan Post & Telecom Academy, has a strong technical background and sales network. Wuhan Hongxin is a large company with a diverse group of products that extend beyond the wireless coverage sector.

•	China GrenTech, formerly Powercom Holdings Limited, was founded in 1999 and is based in Shenzhen. China GrenTech is a leading China based wireless coverage products and services provider, and a leading developer of radio frequency technology and products.

Our potential international competitors include Powerwave Technologies and Andrew Corporation. We believe that our overseas competitors are not key threats to Telestone because they have no competitive advantage with respect to product costs and are not accustomed to the marketplace of the PRC.

•	Powerwave Technologies, Inc. is a global provider of end-to-end wireless infrastructure solutions for use in wireless communications networks. They offer OEMs (Original Equipment Manufactures), operators and network providers in the wireless communications industry a portfolio of antenna systems, base station systems and coverage systems.

•	Andrew Corporation (“Andrew”) is a global designer, manufacturer, and supplier of communications equipment, services and systems. Andrew’s products and expertise are found in communications systems throughout the world, including wireless and distributed communications, land mobile radio, cellular and personal communications, broadcast, radar and navigation.

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

Operating Expenses

Operating expenses consist of sales and marketing expenses, general and administrative expenses, and research and development expenses. The largest component of our operating expenses is personnel costs. Personnel costs consist of salaries, benefits and other compensation for our employees. We had approximately 1412 full-time employees as of May 15, 2012.

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

Other Income (Expense), Net

Other income (expense), net includes interest income on cash balances, gains or losses from disposal of assets, gains or losses on the conversion of non-Renminbi transactions into Renminbi, and gains from governmental subsidies. Cash has historically been invested in highly liquid investments with original maturities of three months or less.

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

RESULTS OF OPERATIONS

Overview

Results of Operation

Our operating results are presented for the quarter ended March 31, 2012, as compared to the quarter ended March 31, 2011.

Item	2012 Q1		2011 Q1		Comparisons
	$'000	% of revenue	$'000	% of revenue	$'000%
Revenue	17,103	-	14,472	-	2,631	18.2%
Equipment and services costs	10,563	61.76%	7,874	54.41%	2689	34.2%
Gross profit	6,540	38.24%	6,598	45.59%	-58	-0.9%
Sales and marketing expenses	3,617	21.15%	2,131	14.72%	1,486	69.7%
General and administrative expenses	1,346	7.87%	2,005	13.85%	-659	-32.9%
Research and development expenses	463	2.71%	248	1.71%	215	86.7%
Depreciation and Amortization	201	1.18%	102	0.7%	99	97.1%
Interest expenses	271	1.58%	149	1.03%	122	81.9%
Other income, net	48	0.28%	203	1.4%	-155	-76.4%
Net Income before income tax	690	4.03%	2,166	14.97%	-1,476	-68.10%
Income tax	211	1.23%	547	3.78%	-336	-61.40%
Net income	479	2.80%	1,619	11.19%	-1,140	-70.4%

For the three months ended March 31, 2012: our revenue was $17,103,000; the gross profit was $6,540,000; the net income was $479,000; the net profit ratio was 2.80%. For the three months ended March 31, 2011: our revenue was $14,472,000; the gross profit was $6,598,000; the net income was $1,619,000; the net profit ratio was 11.19%. As a result of the decrease in gross profit margin and the increase in sales and marketing expenses, our net income decreased when compared to the same period of last year. In the first quarter of 2012, our revenue increased by 18.2% when compared to the first quarter of 2011, mainly because Si Chuan Rui Deng’s results started to be consolidated by the Company in the first quarter of 2012. Despite the increase in revenue contributed by Si Chuan Rui Deng, our gross profit margin decreased as Si Chuan Rui Deng’s gross profit margin is lower than that of the Company.

Revenue

Three months ended March 31, 2012 and 2011:

	2012 Q1		2011 Q1		Growth
	$'000	% of revenue	$'000	% of revenue	$'000%
Product sales	3,531	20.6%	6,992	48.3%	-3,461	-49.5%
Service sales	13,572	79.4%	7,480	51.7%	6,092	81.4%
Total	17,103		14,472		2,631	18.2%

For the three months ended March 31, 2012, revenue generated from product sales was $3,531,000.

For the three months ended March 31, 2012, revenue generated from professional services was $13,572,000.

Compared with the same period of 2011, the service revenues recorded a substantial increase, which accounted for 79.4% of total revenue.

For the three months ended March 31, 2012, revenue generated from product sales decreased by $3,461,000. Major declines in product sales were seen in Beijing and Hubei which contributed a decrease of $2,852,000 in total. In the Beijing area, 2012 equipment bidding occurred in the first quarter. Thus, first quarter equipment sales are typically lower than subsequent quarters.

In Hubei Province, telecommunication carriers’ WLAN investment decreased significantly in the first quarter of 2012 which affected the first quarter equipment sales. For the three months ended March 31, 2012, revenue generated from service sales increased by $6,092,000, which was mainly contributed by Si Chuan Rui Deng.

Breakdown by Customer

Three months ended March 31, 2012 and 2011:

	2012 Q1		2011 Q1		Growth
	$’000	% of revenue	$’000	% of revenue	$ ’000%
China Mobile	9,744	57.0%	6,260	43.3%	3,484	55.7%
China Unicom	4,320	25.3%	5,409	37.4%	-1,089	-20.1%
China Telecom	1,435	8.4%	895	6.2%	540	60.3%
Others	1,604	9.3%	1,876	13.0%	-272	-14.5%
Overseas	0	0%	32	0.2%	-32	-100.0%
Total	17,103	100.0	14,472		2,631	18.2%

Revenues from the wireless telecom carriers were the Company’s major source of revenue. For the three months ended March 31, 2012, our revenue generated from China Mobile accounted for 57.0% of our total revenue. Our revenue generated from China Unicom accounted for 25.3% of total revenue. The revenue from China Mobile increased significantly in the first quarter of 2012, which was mainly contributed by Si Chuan Rui Deng whose major customer is China Mobile. In the first quarter of 2012, Si Chun Rui Deng’s revenue from China Mobile was $5,140,000.

Breakdown by Type of Technology

Three months ended March 31, 2012 and 2011:

	2012 Q1		2011 Q1		Growth
	$’000	% of revenue	$'000	% of revenue	$'000%
WFDS	1,758	10.28%	3,330	23.0%	-1,572	-47.2%
Traditional products	15,345	89.72%	11,142	77.0%	4,203	37.72%
Total	17,103	100%	14,472	100%	2,631	18.2%

The  revenue of WFDS products was $1,758,000 in the first quarter of 2012, which accounted for 10.28% of total revenue. Income from traditional products increased substantially due to Si Chuan Rui Deng as its business projects are mainly traditional product projects.

Gross Profit

For the three months ended March 31, 2011 and 2012, a tabular summary of our gross profit is presented below:

	2012 Q1		2011 Q1		Growth
	$’000	% of revenue	$'000	% of revenue	$'000%
Revenue	17,103		14,472		2,631	18.2%
Equipment and services costs	10,563	61.76%	7,874	54.41%	2,689	34.2%
Gross profit	6,540	38.24%	6,598	45.59%	-58	-0.9%

The gross margin was 38.24% in the first quarter for 2012, compared to 45.59% in the first quarter of 2011, decreased by 7.35%. We recorded a decrease in gross profit margin for both equipment sales and service revenues.

The gross profit margin for service income decreased from 45.9% to 38.1% mainly because Si Chuan Rui Deng’s gross profit margin is lower than that of the Company.

Operating Expenses

Three months ended March 31, 2012 and 2011:

	2012 Q1		2011 Q1		Growth
	$’000	% of revenue	$'000	% of revenue	$'000%
Sales and Marketing Expenses	3,617	21.15%	2,131	14.72%	1,486	69.7%
General and Administrative Expenses	1,346	7.87%	2,005	13.85%	-659	-32.9%
Research and Development Expenses	463	2.71%	248	1.71%	215	86.7%
Depreciation and Amortization	201	1.18%	102	0.70%	99	97.1%
Total	5,627	32.9%	4,486	31.0%	1,141	25.4%

Sales and Marketing Expenses

Sales and marketing expenses were $3,617,000, or 21.15% of our revenue for the three months ended March 31, 2012, as compared to $2,131,000, or 14.72% of our revenue for the same period in 2011. The increase was mainly because of the increase in staff costs as a result of increase in headcount to cope with the expansion of the business of the Company in 2011.

General and Administrative Expenses.

General and administrative expenses were $1,346,000 or 7.87% of our revenue for the three months ended March 31, 2012, as compared to $2,005,000 or 13.85% of revenue for the same period in 2011. The decrease was mainly due to the decrease in share based payments from $452,000 in the first quarter of 2011 to $158,000 in the first quarter of 2012.

Research and Development Expenses

Research and development expenses were $463,000, or 2.71% of revenues for the three months ended March 31, 2012, as compared to $248,000, or 1.71% of revenues for the same period in 2011. R&D expenses increased due to the increase in number of R&D personnel.

Interest Expense

Three months ended March 31, 2012 and 2011:

	2012 Q1		2011 Q1		Growth
	$’000	% of revenue	$'000	% of revenue	$'000%
Interest expenses	271	1.58%	149	1.03%	122	81.9%

Interest Expense

Interest expenses were $271,000 for the three months ended March 31, 2012, an increase of 81.9% as compared to $149,000 for the same period in 2011. The increase in interest expense in 2012 was mainly due to the increases in both interest rates and average bank loan balances.

Liquidity and Capital Resources

We generally finance our operations from cash flow generated internally and short-term bank loans. As of the three months ended March 31, 2012, we had current assets of $286,130,000. Our current assets were comprised of: inventories of $9,799,000, accounts receivable of $256,477,000, prepayments of $2,565,000, other current assets of $5,123,000, cash and cash equivalents of $12,166,000. Current liabilities were $159,175,000, comprised of accounts payable of $48,947,000, tax payables of $18,863,000, short-term loans of $15,039,000, customer deposits for sales of equipment of $2,901,000, other payables of $71,582,000, and amounts due to related parties of $1,843,000.

Our net cash used in operating activities was $(6,558,000) for the three months ended March 31, 2012. As of March 31, 2012, cash and cash equivalents were $12,166,000. Current assets were $286,130,000 and current liabilities were $159,175,000, reflecting a current ratio (current assets/current liabilities) of 1.80:1.

Our trading terms with our customers are mainly on credit. The accounts receivable turnover period for the three months ended March 31, 2012 was 1,291 days. The long accounts receivable turnover period is due to the Company’s marketing strategy for rapid-growth, which results in a larger amount of accounts receivable.

In 2011, although the Company focused on strengthening the collection of accounts receivable as a sales strategy; the amount of time necessary for the collection of payments is still less than ideal, and this trend has continued in the first quarter of 2012.

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

Our inventory turnover period for the three months ended March 31, 2012 was 344 days.

In 2012, Our cash and bank balances are mainly denominated in RMB and U.S. Dollars, while our bank borrowings are mainly denominated in RMB. Our revenue, expenses, assets and liabilities are mainly denominated in RMB and U.S. Dollars.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Under supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”); and whether any change has occurred in the Company’s internal control over financial reporting pursuant to Exchange Act Rules 13a-15(d) and 15d-15(d). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective due to the fact that the material weaknesses in the Company’s internal control over financial reporting described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 have not been remediated as of the Evaluation Date, although steps have been taken toward remediation during the quarter ended March 31, 2012.

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

(b) Changes in internal control over financial reporting

During the quarter ended March 31, 2012, there were no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following documents are filed or furnished as part of this report:

31.1*	Chief Executive Officer Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

†Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELESTONE TECHNOLOGIES CORPORATION

Date: May 21, 2012	By:	/s/ Han Daqing
Han Daqing, Chief Executive Officer
(Principal Executive Officer)

Date: May 21, 2012	By:	/s/ Yu Xiaoli
Yu Xiaoli, Chief Financial Officer
(Principal Financial Officer)

