Form 10-Q
period 2012-06-30
TELESTONE TECHNOLOGIES CORP
filed 2012-08-14
CIK 817129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

As of August 14, 2012, 12,333,264 shares of the Issuer’s $0.001 par value common stock were outstanding.

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

Telestone Technologies Corporation

Condensed Consolidated Statements of Operations and Other Comprehensive Income

Six months ended June 30, 2012 and 2011

		Three months ended June 30,		Six months ended June 30,
		2012	2011	2012	2011
	Note	US$’000	US$’000	US$’000	US$’000
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating revenues:
Net sales of equipment		5,953	8,834	9,484	15,826
Service income		11,913	15,503	25,485	22,983

Total operating revenues		17,866	24,337	34,969	38,809

Cost of operating revenues:
Cost of net sales		3,497	5,305	5,662	9,136
Cost of service		7,749	8,398	16,147	12,441

Total cost of operating revenues		11,246	13,703	21,809	21,577

Gross profit		6,620	10,634	13,160	17,232

Operating expenses:
Sales and marketing		3,032	3,026	6,649	5,157
General and administrative		3,782	1,360	5,128	3,365
Research and development		567	620	1,030	868
Depreciation and amortization		192	120	393	222

Total operating expenses		7,573	5,126	13,200	9,612

Operating (loss)/income		(953)	5,508	(40)	7,620
Interest expense		(259)	(187)	(530)	(336)
Other income, net		236	121	284	324

(Loss)/Income before income taxes		(976)	5,442	(286)	7,608
Income taxes		(326)	(918)	(537)	(1,465)

Net (loss)/income		(1,302)	4,524	(823)	6,143

Net income attributable to non-controlling interests		(12)	-	(12)	-

Net (loss)/income attributable to Telestone Technologies Corporation common stockholders		(1,314)	4,524	(835)	6,143

Other comprehensive (loss)/income
Foreign currency translation		(77)	1,911	744	1,911

Total comprehensive (loss)/income attributable to Telestone Technologies Corporation common stockholders		(1,391)	6,435	(91)	8,054

(Loss)/Earnings per share:	3

Weighted average number of common stock outstanding
Basic		14,133,264	12,333,264	14,133,264	12,333,264
Effect of dilutive warrants and stock options		-	8,571	-	12,690

Diluted		14,133,264	12,341,835	14,133,264	12,345,954

		US$	US$	US$	US$
Net (loss)/income per share of common stock
Basic		(0.09)	0.37	(0.06)	0.50
Diluted		(0.09)	0.37	(0.06)	0.50

The accompanying notes are an integral part of the condensed consolidated financial statements.

Telestone Technologies Corporation

Condensed Consolidated Balance Sheets

As of June 30, 2012 and December 31, 2011

		As of June 30,	As of December 31,
		2012	2011
	Note	US$’000	US$’000
		(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents		7,674	18,850
Accounts receivable, net of allowance	5	259,562	251,460
Due from related parties	14	1,543	1,534
Inventories, net of allowance	10	10,707	6,755
Prepayments		2,351	2,351
Other current assets		3,945	2,797

Total current assets		285,782	283,747

Goodwill	6	4,268	4,268
Property, plant and equipment, net	7	10,335	9,264
Lease prepayment	8	2,559	2,571

		17,162	16,103

Total assets		302,944	299,850

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term bank loans	9 & 14	11,232	14,941
Accounts payable – Trade		51,481	46,450
Service cost payable		40,115	35,254
Customer deposits for sales of equipment		2,501	2,684
Due to related parties	14	1,821	1,831
Income tax payable		19,204	18,695
Accrued expenses and other accrued liabilities		33,192	37,229

Total current liabilities		159,546	157,084

Commitments and contingencies	15

Stockholders’ equity:
Preferred stock, US$0.001 par value, 10,000,000 shares authorized, no shares issued		-	-
Common stock and paid-in-capital, US$0.001 par value:
Authorized – 100,000,000 shares as of June 30, 2012 and December 31, 2011
Issued and outstanding – 12,333,264 shares as of June 30, 2012 and December 31, 2011, respectively	13	12	12
Additional paid-in capital		49,420	50,148
Dedicated reserves		6,871	6,871
Other comprehensive income		13,072	12,329
Retained earnings		72,571	73,406

Total Telestone Technologies Corporation stockholder’s equity		141,946	142,766

Non-controlling interests		1,452	-

Total equity		143,398	142,766

Total liabilities and stockholders’ equity		302,944	299,850

The accompanying notes are an integral part of the condensed consolidated financial statements.

Telestone Technologies Corporation

Condensed Consolidated Statements of Cash Flows

Six months ended June 30, 2012 and 2011

	Six months ended June 30,
	2012	2011
	US$’000	US$’000
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net (loss)/income	(823)	6,143
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Depreciation and amortization	393	222
Loss on disposal of property, plant and equipment	4	3
Provision for doubtful debt	1,870	-
Stock-based compensation	316	904
Changes in assets and liabilities:
Accounts receivable	(8,477)	(9,694)
Inventories	(3,918)	(4,032)
Prepayments	11	124
Other current assets	(1,133)	(2,411)
Accounts payable	4,770	1,713
Customer deposits for sales of equipment	(199)	348
Due to related parties	(152)	(1,829)
Income tax payable	398	1,283
Service cost payable, accrued expenses and other accrued liabilities	(587)	(3,898)

Net cash used in operating activities	(7,527)	(11,124)

Cash flows from investing activities
Proceeds from disposal of property, plant and equipment	8	-
Purchase of property, plant and equipment	(383)	(505)

Net cash used in investing activities	(375)	(505)

Cash flows from financing activities
Capital injection by non-controlling interests	395	-
Repayment of short-term bank loans	(3,798)	(3,868)
Short-term bank loans raised	-	4,180

Net cash (used in) from financing activities	(3,403)	312

Net decrease in cash and cash equivalents	(11,305)	(11,317)

Cash and cash equivalents, beginning of the period	18,850	31,020

Effect on exchange rate changes	129	202

Cash and cash equivalents, end of the period	7,674	19,905

Supplemental disclosure of cash flow information
Interest received	51	24
Interest paid	(500)	(314)
Tax paid	(138)	(120)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Six months ended June 30, 2012 and 2011

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

In December 2011 and March 2012, Beijing Telestone contributed RMB10,000,000 and RMB40,000,000 to the registered capital of BTWTC, respectively, which made Beijing Telestone one of the direct owners of BTWTC. The capital contribution is intended to be temporary and the capital contributed by Beijing Telestone was transferred to the Owners in April 2012. Management, having consulted the legal counsel in the PRC, is of the opinion that such temporary shareholding structure would not have any significant impact on the business and operations of BTWTC.

During the period, BTWTC has applied for a project management fund from the local government. On April 20, 2012, Zhongguancun Development Group (“Zhongguancun”) entered into a Capital Injection Agreement (the “Agreement”) with BTWTC and its owners. Pursuant to the Agreement, Zhongguancun agreed to contribute additional capital of RMB15,000,000 to BTWTC by several installments. Zhongguancun has injected the first installment of the additional capital of RMB2,500,000 to BTWTC and relevant registration procedures were completed on June 4, 2012. After the completion of the above-mentioned capital injection, Zhongguancun owns 4% of the paid-in capital of BTWTC and is considered to be the non-controlling interest in the Company as at June 30, 2012. The difference between the amount by which the non-controlling interests are adjusted and the fair value of the consideration received of RMB6.6 million, equivalent to approximately US$1.0 million, is recognised in additional paid-in capital attributed to the owners to parent.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Six months ended June 30, 2012 and 2011

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

On July 5, 2007, BTWTC, Shandong Guolian Telecommunication Technology Limited (“Guolian”)(note) and owners of Guolian entered into a Share Transfer Agreement (the “Agreement”). Under the Agreement, 100% equity ownership interests in Guolian and its wholly owned subsidiary, Pan-pacific Telecommunication Company Limited (“Pan-pacific”)(note), had been transferred by the owners of Guolian to BTWTC. Guolian and Pan-pacific were established in Jinan, Shandong Province, the PRC on February 9, 1999 and October 22, 1999, respectively. The principal business activities of Guolian and Pan-pacific are design, development, production and installation and trading of wireless telecommunication coverage system equipment.

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

Six months ended June 30, 2012 and 2011

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission ("SEC") rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2012 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("USA") have been condensed or omitted. The balance sheet as of December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form-10K for the year ended December 31, 2011 filed on March 30, 2012. The results of operations for the three-month and six-month periods ended June 30, 2012 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2012.

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

Six months ended June 30, 2012 and 2011

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

3.	(LOSS)/EARNINGS PER SHARE

The Company reports (loss)/earnings per share in accordance with ASC Topic 260 – Earnings Per Share (ASC 260). ASC 260 requires presentation of basic and diluted (loss)/earnings per share in conjunction with the disclosure of the methodology used in computing such (loss)/earnings per share.

Basic (loss)/earnings per share is computed based upon the weighted average number of shares of common stock outstanding during each period presented, which has been adjusted for the shares of restricted common stock that the Company was obliged to issue as of the balance sheet date (see note 13).

Diluted (loss)/earnings per share is computed based on net income attributable to Telestone Technologies Corporation common stockholders and the weighted average number of shares of common stock outstanding during each period presented, adjusted for the effect of the dilutive common stock equivalents outstanding during the periods presented.

The dilutive effect of warrants and stock options to purchase common stock outstanding during the three-month and six-month periods ended June 30, 2012 and 2011 is reflected in the calculation of diluted (loss)/earnings per share by applying the treasury stock method. Any anti-dilutive effect of the warrants and stock options is excluded from calculation of the (loss)/earnings per share.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Six months ended June 30, 2012 and 2011

3.	EARNINGS PER SHARE (CONTINUED)

For the three-month and six-month periods ended June 30, 2011, 40,000 shares of warrants are dilutive and included in the weighted-average number of common stock outstanding for calculation of diluted earnings per share while another 40,000 shares of warrants are anti-dilutive. For the three-month and six-month periods ended June 30, 2012, 80,000 shares of warrants are anti-dilutive.

The outstanding stock option of 500,135 shares and 601,663 shares for the periods ended June 30, 2012 and June 30, 2011 are anti-dilutive.

4.	OPERATING RISK

(a)	Concentration of major customers and suppliers

	Six months ended June 30,
	2012	2011
	US$’000	US$’000
	(Unaudited)	(Unaudited)
Major customers with revenues of more than 10% of the Company’s total operating revenues
Revenues from major customers	27,892	33,277
Percentage of operating revenues	80%	86%
Number	2	2

Major suppliers with purchases of more than 10% of the Company’s purchases
Purchases from major suppliers	4,301	6,940
Percentage of purchases	46%	52%
Number	3	2

Accounts receivable related to the Company’s major customers comprised 88% of the total accounts receivables as of June 30, 2012 and December 31, 2011.

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

Six months ended June 30, 2012 and 2011

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

5.	ACCOUNTS RECEIVABLE

	As of June 30, 2012	As of December 31, 2011
	US$’000	US$’000
	(Unaudited)

Completed contracts	268,237	250,425
Retentions	9,604	17,354

	277,841	267,779
Allowance for doubtful accounts	(18,279)	(16,319)

	259,562	251,460

Of the retentions balance as of June 30, 2012 and December 31, 2011, approximately US$390,000 and US$633,000, respectively are due to be paid by the debtors after one year.

6.	GOODWILL

Goodwill was arisen from the acquisition of Guolian and Pan-pacific by BTWTC on July 5, 2008 and the acquisition of SRTC by Beijing Telestone on December 30, 2011. The amount represented the excess of the purchase cost over the fair value of identifiable net assets acquired at acquisition date. Goodwill is tested at least annually for impairment in accordance with ASC Topic 350 – Intangibles – Goodwill and other.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Six months ended June 30, 2012 and 2011

7.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are summarized as follows:

	Estimated useful life	As of June 30, 2012	As of December 31, 2011
	(in years)	US$’000	US$’000
		(Unaudited)

Buildings	30	338	336
Leasehold improvement	5	215	174
Plant and machinery	5	2,621	2,264
Office equipment	5	2,118	2,177
Motor vehicles	5	2,004	1,984
Construction in progress	N/A	7,804	6,730

		15,100	13,665
Accumulated depreciation		(4,765)	(4,401)

		10,335	9,264

Construction-in-progress consists of factories and office buildings under construction and includes the costs of construction incurred during the period of construction or installation. No provision for depreciation is made on construction-in-progress until such time as the relevant assets are completed and ready for their intended use.

8.	LEASE PREPAYMENTS, NET

	As of June 30, 2012	As of December 31, 2011
	US$’000	US$’000
	(Unaudited)

Prepaid land use rights	2,695	2,676
Accumulated amortization	(136)	(105)

	2,559	2,571

Lease prepayment as of June 30, 2012 and December 31, 2011 represented the land use rights for a piece of land located in Guan County, Hebei Province, the PRC. The land use rights will expire in 2059.

The prepaid land use rights have been pledged to a bank in the PRC as collateral for short-term bank loans (Note 9).

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Six months ended June 30, 2012 and 2011

9.	SHORT-TERM BANK LOANS

As of June 30, 2012 and December 31, 2011, the balance included bank loans of RMB71 million and RMB95 million respectively, equivalent to approximately US$11.23 million and US$14.94 million respectively, which bear interest to be charged quarterly at the standard short-term borrowing rate as stipulated by the People’s Bank of China on the date of the first withdrawal. The loans are wholly repayable within one year and secured by guarantees provided by a third party guaranty company.

The guarantee provided by the independent guaranty company is secured by the following:

(a)	Accounts receivable of the Company with an aggregate carrying value as of June 30, 2012 and December 31, 2011 amounting to RMB235.7 million, equivalent to approximately US$37.3 million;

(b)	Land use rights of the Company with a carrying value as of June 30, 2012 and December 31, 2011 amounting to RMB16.2 million and RMB16.4 million, equivalent to approximately US$2.56 million and US$2.57 million, respectively; and

(c)	Personal guarantee provided by Mr. Daqing Han, TSTC Chairman and Chief Executive Officer.

10.	INVENTORIES

Inventories consisted of the following:

	As of June 30, 2012	As of December 31, 2011
	US$’000	US$’000
	(Unaudited)

Raw materials	1	1
Finished goods and parts	11,178	7,223

	11,179	7,224
Provision for slow-moving and obsolete items	(472)	(469)

	10,707	6,755

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Six months ended June 30, 2012 and 2011

11.	INCOME TAXES

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

Beijing Telestone and BTWTC, are qualified as Hi-tech enterprises under the current Enterprise Income Tax Law in the PRC, enjoy the preferential tax rate of 15% in the PRC for a three-year period commencing from 2011 and 2009, respectively. BTWTC is applying for extension of grace period commencing from 2012 to enjoy the preferential tax rate. All other entities are subject to the unified tax rate of 25% for the six-month and three-month periods ended June 30, 2012 and 2011.

Income tax expenses, comprising EIT, have been provided at the applicable rates on the respective subsidiaries’ / VIE’s estimated assessable income arising in the PRC during the periods.

12.	SEGMENT INFORMATION

During the six-month and three-month periods ended June 30, 2012 and 2011, all revenues of the Company are from its network installation and optimization services and trading of wireless telecommunication equipment. No financial information by business segment is presented.

As the Company operates mainly in the PRC and over 99% of its revenue during the six-month periods ended June 30, 2012 and 2011 are from the PRC and almost all of the Company’s assets are located in the PRC, no geographical segment analysis is presented.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Six months ended June 30, 2012 and 2011

13.	COMMON STOCK

TSTC had 12,333,264 shares of issued and outstanding common stock as of June 30, 2012 and December 31, 2011.

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

As of June 30, 2012, the Company was obliged to issue 1,800,000 shares of restricted common stock of TSTC as part of the consideration for the acquisition of SRTC on December 30, 2011 (see note 1).

14.	RELATED PARTY TRANSACTIONS

Summary of related party transactions

	Note	As of June 30, 2012	As of December 31, 2011
		US$’000	US$’000
		(Unaudited)

Due from related parties
Ex-stockholders of SMI/Guolian	b	1,543	1,534

Due to related parties
Directors	a	230	249
Ex-stockholders of Beijing Telestone/Guolian	b	1,591	1,582

		1,821	1,831

Guarantor of short term loan
A director	9	11,232	14,941

Note:

(a)	The amounts due to directors represent unsecured advances made to / from those parties from time to time. These amounts are interest-free and repayable on demand.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Six months ended June 30, 2012 and 2011

14.	RELATED PARTY TRANSACTIONS (CONTINUED)

Note: (continued)

(b)	The amounts due to ex-stockholders of Beijing Telestone represented the consideration arising from the consummation of the business combination. The ex-stockholders of SMI had represented that they had fully settled the amount with the ex-stockholders of Beijing Telestone and also undertaken to fully indemnify SMI against any claims from the ex-stockholders of Beijing Telestone. However, an ex-stockholder of Beijing Telestone has initiated a lawsuit against SMI alleging that the consideration amount has not been settled. The court hearing commenced on May 10, 2006 and finalized on December 19, 2006. A verdict has been issued by the Second Intermediate People’s Court of Beijing (“北京市第二中級人民法院”) and announced that SMI and Beijing Telestone are not required to compensate the ex-stockholder of SMI. On October 23, 2007, another verdict was issued by the High People’s Court of Beijing (“北京市高級人民法院”) announcing that the verdict from the Second Intermediate People’s Court of Beijing was upheld and SMI was not required to compensate the ex-shareholder.

15.	COMMITMENTS AND CONTINGENCIES

(a)	Capital commitments

As of June 30, 2012, the Company had outstanding capital expenditure commitments on construction contracts of approximately RMB16 million, equivalent to approximately US$2.5 million.

(b)	Operating lease commitments

The following table summarizes the approximate future minimum rental payments under non-cancelable operating leases in effect as of June 30, 2012:

As of June 30, 2012
US$’000
For the period ending December 31,
2012	1,071
2013	899
2014	149
2015	66
2016	49

Total	2,234

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Six months ended June 30, 2012 and 2011

15.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

(c)	Contingencies

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

As at June 30, 2012, certain of these eligible employees of the Company resigned and 101,528 shares of stock options were forfeited accordingly.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Six months ended June 30, 2012 and 2011

16.	STOCK OPTION PLAN (CONTINUED)

The following table sets forth the details of the stock options as of June 30, 2012 and December 31, 2011.

Number of shares of options
As of December 31, 2011	72,000	432,600	45,435
Forfeited during the period	-	(34,700)	(15,200)
As of June 30, 2012	72,000	397,900	30,235

Exercise price	US$12.00	US$10.91	US$10.91
Vesting date
- 1/3 on the 1st installment	November 30, 2010	November 30, 2010	December 31, 2011
- 1/3 on the 2nd installment	December 31, 2011	December 31, 2011	December 31, 2012
- 1/3 on the 3rd installment	December 31, 2012	December 31, 2012	December 31, 2013
Expiry date	November 29, 2020	November 29, 2020	November 29, 2020

17.	STOCK-BASED COMPENSATION

The following table sets forth a summary of the nature of stock-based compensation recognized for the three-month and six-month periods ended June 30, 2012 and 2011.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	US$’000	US$’000	US$’000	US$’000
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Stock options (i)	158	452	316	904

The table below sets forth the functional classification of stock-based compensation recognized for the three-month and six-month periods ended June 30, 2012 and 2011.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	US$’000	US$’000	US$’000	US$’000
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

General and administrative	158	452	316	904

No tax benefit was recognized for the stock-based compensation recorded for the six-month periods ended June 30, 2012 and 2011.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Six months ended June 30, 2012 and 2011

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

During the six-month periods ended June 30, 2012 and 2011, no stock option was granted by the Company.

For the six-month periods ended June 30, 2012 and 2011, the Company recognized stock-based compensation in relation to stock options granted to employees of US$316,000 and US$904,000, respectively.

A summary of stock option activity as of June 30, 2012 and changes during the six-month period ended June 30, 2012 is presented below:

	Number of shares	Weighted average exercise price
		US$

Outstanding as of December 31, 2011	550,035	11.05
Forfeited during the period	(49,900)

Outstanding as of June 30, 2012	500,135	11.07

Vested and exercisable as of December 31, 2011	351,558	11.06

Vested and exercisable as of June 30, 2012	323,358	11.07

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Six months ended June 30, 2012 and 2011

17.	STOCK-BASED COMPENSATION (CONTINUED)

Stock-based compensation to employees (continued)

(i)	(continued)

The following tables set forth the details of stock options outstanding, vested and exercisable as of June 30, 2012 and December 31, 2011.

	Outstanding			Vested and exercisable
Exercise price	Number of shares	Weighted average exercise price	Weighted average remaining contractual life	Number of shares	Weighted average exercise price
		US$	Years		US$
As of June 30, 2012

10.91	428,135	10.91	8.41	275,358	10.91
12.00	72,000	12.00	8.41	48,000	12.00

	500,135	11.07	8.41	323,358	11.07

	Outstanding			Vested and exercisable
Exercise price	Number of shares	Weighted average exercise price	Weighted average remaining contractual life	Number of shares	Weighted average exercise price
		US$	Years		US$

As of December 31, 2011
10.91	478,035	10.91	8.91	303,558	10.91
12.00	72,000	12.00	8.91	48,000	12.00

	550,035	11.05	8.91	351,558	11.06

The aggregate intrinsic value of all outstanding stock options and exercisable stock options at June 30, 2012 and December 31, 2011 amounted to US$Nil. There was no options exercised during the six-month periods ended June 30, 2012 and 2011. As of June 30, 2012 and December 31, 2011, the Company had total unrecognized compensation amounting to US$274,791 and US$668,900, respectively under ASC 718. The unrecognized compensation will be recognized over a weighted average period of approximately 2 years.

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Six months ended June 30, 2012 and 2011

17.	STOCK-BASED COMPENSATION (CONTINUED)

Stock-based compensation to employees (Continued)

(ii)	During the six-month period ended June 30, 2012, no share of restricted common stock was issued.

For the six-month periods ended June 30, 2012 and 2011, no stock-based compensation in relation to restricted common stock granted to employees has been recognized.

Stock-based compensation to non-employees

(iii)	During the period ended June 30, 2012, no warrants were expired or granted by the Company.

For the six-month periods ended June 30, 2012 and 2011, no stock-based compensation in relation to warrants granted to non-employee has been recognized.

The following table sets forth the details of warrants outstanding, vested and exercisable as of June 30, 2012 and December 31, 2011.

	Outstanding, Vested and Exercisable
Exercise price	Number of shares	Weighted average remaining contractual life	Weighted average exercise price
US$		Years	US$

As of June 30, 2012
4.95	40,000	1.19
9.55	10,000	1.44
18.47	30,000	1.19

	80,000	1.23	10.60

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Six months ended June 30, 2012 and 2011

17.	STOCK-BASED COMPENSATION (CONTINUED)

Stock-based compensation to non-employees (continued)

(iii)	(Continued)

	Outstanding, Vested and Exercisable
Exercise price	Number of shares	Weighted average remaining contractual life	Weighted average exercise price
US$		Years	US$

As of December 31, 2011
4.95	40,000	1.69
9.55	10,000	1.94
18.47	30,000	1.69

	80,000	1.72	10.60

18.	RECENT ACCOUNTING PRONOUNCEMENTS

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

Six months ended June 30, 2012 and 2011

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

Six months ended June 30, 2012 and 2011

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

Condensed Consolidated Financial
Statements

Telestone Technologies Corporation

Six months ended June 30, 2012 and 2011

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

Overview

We are a leading access-network solution provider serving the Chinese market. Since 1997, we have operated in the Chinese market and in 2006, we expanded our marketing efforts to include Vietnam, Indonesia, Malaysia, Thailand and India. In 2007, Beijing Telestone Communication Technology Corporation was established as one of our subsidiaries focusing on developing and managing our overseas businesses. Currently, our marketing efforts have expanded to 29 countries around the world, including the U.S., Vietnam, Mexico, Brazil, Russia, India, the Philippines, Thailand, Ireland, Ecuador, Mongolia, South Africa, Turkey, Indonesia, Colombia, Costa Rica, Argentina, Ukraine, Kazakhstan, Singapore, South Korea, Hong Kong (SAR), Saudi Arabia, New Zealand, Bangladesh, the UAE, Canada and Iceland. Continued expansion outside of China is one of our core strategies. We believe that the quality of our products and services will allow Telestone to be increasingly competitive internationally.

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

In 2008, we launched WFDS (as defined below), a next generation wireless distribution system. WFDS is an all-optical network that combines the technologies of both wireless and optical telecommunications. This system supports all mobile telecom networks and various other networks, including WLAN, FTTH, traditional telephone, and video surveillance systems. In 2010, we began generating revenues from WFDS installations. For the six months ended June 30, 2012, we have completed 332 WFDS installations.

In addition, our WFDS technology provides several important benefits to Telestone and its investors: WFDS offers an opportunity for us to diversify our customer base; WFDS generates 40.85% of the gross margin of the company; WFDS also targets a different customer base — property developers and managers — rather than the large telecom carriers targeted by some of our other products, and these customers tend to make payments more quickly, which should reduce our accounts-receivable days’ sales outstanding (“DSOs”) over time. Finally, WFDS is a technology platform, and we have a pipeline of WFDS technologies slated for launch over the next several years.

While we expanded our sales from purely consisting of a RF-based wireless product portfolio to one including sales from our Unified Local-Access Solution (“WFDS”) products, our traditional RF-based products still remain a strong growth driver for Telestone and we received more than 68.57% of our revenues from RF-based products in the second quarter of 2012.

We are committed to the research and development of wireless communication related technology. Over 90% of our technology is developed in-house at our R&D center. We employ an experienced and highly trained professional staff of scientists and engineers that concentrate on the invention and further advancement of wireless communication technology. We have over 100 R&D specialists, many of whom are industry experts in telecommunications — all have at least a bachelor’s degree, and 40% have a master’s degree or above. As a result of our commitment to R&D, our innovative WFDS technology, since its introduction, has received recognition in the telecommunications industry and has won awards and praise from several telecommunications carriers.

Also, in order to provide fast and high quality service to our customers, we have established more than 30 locations throughout China. These locations offer sales, project survey, design, project management and installation and maintenance services. We believe that this sales and service strategy enhances our ability to increase our existing customer base in the PRC and enables us to provide timely responses to customers’ inquires as well as technical and maintenance service upon our customers’ requests. Our sales efforts are not focused in nor dependent upon any particular region or province of the PRC.

As the mobile market in China has matured, mobile operators have been continuing to invest for the future. For example, since 2011, the Chinese telecommunications industry has witnessed accelerated development in the form of a rapid rollout of 3G network investments as well as commitments to introduce 4G technology. Such was also evidenced by China Mobile, China Telecom, and China Unicom’s €1.178 billion ($1.625 billion) purchase of network and application solutions, and integration and maintenance services from Alcatel-Lucent on November 5, 2010 during the visit of Chinese President Hu Jintao to France.

We also believe that disparate technologies used by mobile carriers in the United States, and the continued roll-out of 3G and 4G also provide a conducive environment for creating potential demand for our equipment and solutions in the United States.

Telecom Carriers’ Layout for Next-generation Communications Market

The industry trend amongst international mainstream telecom carriers is to accelerate the shift towards the construction of next-generation communications networks, such as LTE. At the 2012 World Mobile Communications Conference, held in Barcelona, China Mobile and its partners jointly published plans to construct more than 500,000 TD-LTE base stations over the next three years. These base stations will service up to 2 billion people. In China, nine cities, including Shenzhen and Hangzhou, and over 20,000 base stations will be involved in commercial testing of this plan. Also, in Hong Kong, China Mobile will begin to provide LTE-TD/FDD services. China Unicom also has plans to build a LTE Trial Network. These investments are expected to create new opportunities in our industry.

To speed up China’s Wireless City, Smart City Construction

In recent years Chinese large and medium-sized cities have actively constructed “wireless cities” using a variety of wireless access technologies to provide on-demand anytime, anywhere wireless network access. These networks offer a full range of information, government, business and public services, to promote the development of tourism and other industries and to enhance the image of the city.

The “Big 3” carriers have used Wi-Fi to accelerate the development of such wireless cities. At present, the extent to which the Big 3 have publicized the efforts to develop wireless cities clearly demonstrates that wireless cities represent not only a “flagship” product of the carriers but also the future of the telecom industry in China.

As a result of the demands of rapid urban population growth and in order to efficiently use resources, a growing number of cities have begun implementing “smart city” building strategies. Such smart cities will focus on the integration of technology into a strategic approach to sustainability, citizen well-being, and economic development. Such integration will enhance the functionality of buildings, the provision of utilities, the convenience of transportation, and the effectiveness of government. It is expected that the telecommunications industry will be a major beneficiary of these activities. In 2012, China will focus on building smart cities. In building smart cities, the government will promote the use of wireless, digital, and intelligent buildings which will inevitably become an important part of such construction. Also, at present, China has hundreds of cities proposing to begin construction of smart cities and/or wireless cities.

Growth in Mobile Subscribers

Growth in the wireless infrastructure market has also been driven by the significant increase in the number of mobile subscribers and in the amount of data transmitted over wireless networks by smart phones in China. This growth has resulted in increasing burdens being placed on the carriers’ wireless infrastructure. Overworked wireless networks result in poor wireless service, slow data transfer rates and dropped calls. In order to alleviate the burdens being put on the wireless infrastructure and to increase wireless network capacity, the Big-3 continue to deploy and upgrade their wireless infrastructure equipment.

“The Internet of Things”

In Chinese organizations and businesses, a budding phenomenon referred to as “The Internet of Things” has developed. The Internet of Things literally translates into “the connection of things”, whether they are products, components or systems, so that individuals can communicate intelligently with one another and can communicate remotely with their home and office computers, home appliances and other electronic devices. Everything from home appliances, public infrastructure and facilities to logistic processes will be assigned an IP address and connected to the Internet of Things through a wired or wireless connection. This demand is expected to increase the need for wireless infrastructure.

Increasing and Evolving Need for Indoor Wireless Coverage

Historically, “indoor wireless” meant only Wi-Fi enabled laptops, but currently, mobile users in China also rely on mobile phones and smart phones, BlackBerry devices, PDAs, and two-way radios to communicate. All of these devices require indoor wireless coverage to operate effectively. However, while many residential and commercial properties in China may have wireless local-area networks (LAN networks), the vast majority do not have indoor wireless cellular coverage for mobile or smart phones. In order to better serve the needs of their tenants, we expect that property owners will increasingly look to deploy indoor wireless coverage solutions.

The state has decided the integration of telecommunications networks, TV and radio broadcasting networks, and the internet to be the next step in the evolution of these industries. Such integration shall include telecommunications, broadcasting, internet communications, broadband, digital TV, next-generation internet, network interoperability and resource sharing, voice, data and broadcasting, etc. This integration does not mean unification of these industries, but rather integration of services provided by players in each of the respective industries. This broad extension of the market space will create more development opportunities.

Integration involves systems, management, business and other complex distribution of benefits problems. In order to overcome these integration issues, the potential monopoly issues must be overcome. A comprehensive integration can only be achieved when true peer-to-peer access becomes possible, in other words, true distribution of business content and business interests in order to form an effective mode of operation.

It is crucial to break the barriers created by potential monopolies to ensure coordination between the broadcasting businesses and telecommunications services. Users should be able to select networks to access the internet, watch TV, communicate over the phone and use other telecommunications value-added services through the network. As a result, traditional monopolies will be diminished, and gradually new industry standards will be established. We expect this integration will play a significant role in benefitting the ecology of the telecommunications and broadcasting industries.

The Broadband Strategy Project will Benefit the Entire Communications Industry

The 12th Five-Year National Strategic Emerging Industries Development Plan (“the 12th Five-Year Plan”) issued by the State Council, for the first time stated the implementation of the “Broadband Strategy Project” and included it in the “20 major projects”. The Broadband Strategy Project demands that by the end of the “12th Five-Year Plan” city and rural households’ broadband should have more than 20 megabits and 4 megabits access capability, respectively. It also demands wide promotion of the integration of telecommunications networks, TV and radio broadcasting networks, and the internet.

The Broadband Strategy Project will be included in “20 major projects” in strategic emerging industries. It will accelerate the construction of next generation information networks, using ultra-high-speed fiber and wireless communications technology, and therefore be beneficial for both telecommunication and IP network equipment providers.

The main methods of the Broadband Strategy Project are to accelerate the construction of the broadband optical access network to promote coverage of the third generation mobile communication (3G) network, and to carry out large-scale commercial demonstrations of TD-LTE. It also promotes the implementation of next-generation internet, full implementation of the radio and television digital transformation, network integration, organization of key technologies, equipment, intelligent terminal research and development and industrialization.

4G development in China

The 4G wireless network development is led by the China Mobile TD-LTE. In 2012, China Mobile’s TD-LTE scale technology pilot cities have been expanded from 6 cities at the early stage, including Shanghai, Nanjing, Hangzhou, Guangzhou, Shenzhen and Xiamen, to 13 cities, with Beijing, Tianjin, Qingdao, Shenyang, Ningbo, Chengdu and Fuzhou being newly covered.

Due to the competitive disadvantage of 3G, China Mobile has been urged to develop TD-LTE, and mobile companies from different cities compete for inclusion in the scale technology pilot cities. The bidding process for TD-LTE terminals will begin in the second half of 2012. China Mobile plans to complete 20,000, 200,000 and 350,000 TD- LTE base stations by the end of 2012, 2013 and 2014, respectively.

In early 2012, China Unicom conducted a test of LTE-FDD technology in Shanghai. According to releases from the Ministry of Industry and Information Technology, China 4G licenses will be issued in China within the next two to three years.

Our Solution

We design, engineer and sell RF-based local-access network solutions for indoor and outdoor wireless coverage and WFDS solutions for unified local access-network coverage. In the past, our focus has been on RF-based local access-network solutions, but in the future we expect to leverage our WFDS technology to transition our customers to a unified local access-network solution. Our WFDS solutions are designed for use by property owners of all types of buildings including enterprises, municipalities, small businesses and homes. Our unified local access-network WFDS solutions integrate multiple access services, have a lower total cost of ownership and provide better wireless coverage.

We plan to leverage our WFDS technology in order to increase our penetration into the Chinese market and to strengthen our relationships with the Big-3 for whom we believe our WFDS solution is a critical component to remain aligned with industry trends and government-sponsored initiatives.

Key benefits of our unified local access-network WFDS solution include:

•	Compatibility with the Big-3’s technologies and integrated services. Our WFDS solution is the industry’s first solution capable of providing integrated services on a single integrated platform. Our unified solution approach as well as our commitment to research and development have strategically positioned us to be a beneficiary of the Chinese government’s directive for network convergence.

•	Reduction in capital expenditures. The combination of integrating services along with the use of our patented fiber-optic technology should enable the Big-3 to significantly reduce their wireless infrastructure capital expenditures.

•	Reduction in space required. Thanks to our WFDS technology, property owners can reduce the installation space required for mobile wireless cable and internet service by consolidating eleven devices into one. In a single compact and completely optical platform, we offer integrated solutions streamlined to meet our customers’ requirements.

•	Easy to install, use and maintain. Our WFDS solution enables a property owner to deploy a single multi-functional platform in a simple and consolidated form. WFDS is easy to install, centrally managed, compatible with 2G and 3G services, and is forward compatible with 4G services.

RF-based Local Access Network Solutions

We provide RF-based local access-network solutions to the telecommunications industry for various venues and premises including hotels, residential estates, office buildings, airports, exhibition centers, underground stations, highways and tunnels. Our suite of products that we deploy as part of these solutions includes base stations and tower mounted amplifiers, antennas, couplers and splitters. Our RF-based products support various 2G and 3G transmission standards, including CDMA, W-CDMA, GSM and TD-SCDMA.

We provide the public mobile communication access resident wireless access network U-DAS solution to our customers. U-DAS applications include transportation hubs (airports , railway stations ), large venues (sports stadiums , convention centers), office and commercial buildings (office buildings, hotels, shopping centers), hospitals, campuses, residential quarters, etc., where it provides signal access and coverage for the operators of 2G, 3G, and even LTE-FDD and LTE-TDD networks.

TIPS Solutions

Telestone Intelligence Premises System (“TIPS”) is a groundbreaking technology based on Telestone’s WFDS technology. The core of TIPS is Telestone’s Unified Premises Information Network System (“UPINS”) technology, which, in real-time, distributes all information generated or required at any time and at any location within a premises network. TIPS networks are characterized by ultra-wide bandwidth, long transmission distances, and multi-cascading technology. As of June 30, 2012, we have completed the theoretical research and development of the core technology for TIPS.

TIPS is expected to be used in a broad range of applications including municipal projects, airports, railways, highways, streets, communities, buildings, houses, and medical facilities, etc. For internal communications capabilities, the functions of TIPS can be divided into IP fiber optic networks and wireless telephony features, office computing optical networks and wireless access capabilities, and wireless access teleconferencing, etc. For external public communications services, the functions of TIPS can be divided into wireless signal coverage for public communications, WLAN coverage for telecommunications carriers, and cable TV access functions, etc. For network management and maintenance, the functions of TIPS can be divided into network monitoring and traffic management, information security management, and behavior management, etc. For security management, the functions of TIPS can be divided into entrance guard and attendance management, video intercom management, and multimedia publishing, etc.

TIPS is closely related to the integration of telecommunications, TV and radio broadcasting and internet access into one unified network, a project initiated by the State Council. TIPS also provides reliable solutions to developing “smart cities” via its comprehensive network integration capabilities, intelligent management, cost-saving materials and unique energy-saving features.

Our Competitive Strengths

We believe that the following competitive strengths enable us to compete effectively and to take advantage of the growth opportunities in our markets:

Strong Research and Development Capabilities

Our R&D capabilities rank among the best in the PRC’s telecommunications industry. We have a robust engineering project management system and an experienced engineering team. Our research and development center is equipped with the latest equipment and testing facilities, which give our research and development personnel the tools they require to make significant advances in access-network technologies. In addition, we provide our employees with continuing education which is administered through internal programs.

Our R&D capabilities are recognized and approved by the PRC government and have won accolades such as the Project Certificate of National-level Torch Program and the Project Certificate of Nation-level Spark Program. In addition, a number of our products and systems, several of which have been patented or are patent pending, have been awarded various science and technology honors by PRC provincial and municipal governments. We focus on increasing our research and development efforts to develop superior and proprietary technologies.

Our proprietary WFDS, which is a result of our R&D efforts, is one of the leading indoor access-network products in China. Compared with other traditional wireless distribution systems, our WFDS system has many advantages. Firstly, WFDS uses fiber optic cable to transmit signals. Because of the low signal-loss characteristic of fiber optic cable, signals can be transmitted over long distances, the main unit (“MU”) can be placed closer to the signal source and the remote unit (“RU”) can be placed closer to the subscribers. Therefore, a micro-power signal source can be used, which reduces interference and noise, generates low electromagnetic interference, and expands the coverage area. Secondly, due to the input port of the MU connecting to the signal combiner, WFDS systems can support multiple signals’ access and network integration. WFDS can provide all broadband communication services access in the 500 kHz ~ 3 GHz band for subscribers. Thirdly, due to the fact that each node of the system has the same bandwidth and flow characteristics, WFDS can provide the same communication services for every subscriber. Finally, WFDS systems are easy to manage and flexible for implementing expansion and system upgrades with minimum cost.

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

Our Growth Strategy

In order to maintain our position as one of the leading companies in the PRC’s access-network solutions sector, and to expand and diversify our revenue streams, we have adopted the following strategies:

Continue to Focus on Research and Development

We plan to continue to invest in research and development for our key technologies and products to enhance our leading position in the access network technology market and take full advantage of the PRC’s investment in 3G and 4G networks. We have dedicated research and development programs to advance access-network solutions for the continuous development of our business.

Seek Selective Acquisitions and Strategic Investments

In the domestic market, we intend to maintain strong relationships with Chinese mobile telecommunications carriers and potentially make selective acquisitions in major provincial markets where we do not have a leading market share. Our potential targets are companies that enjoy a leading market position and have strong business networks in their provincial markets, have strong production capabilities, own applicable value added products and whose customer network platforms adapt to WFDS. We believe that we will further our penetration into provincial markets and raise our overall market share through selective acquisitions and the promotion of new solutions.

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

Description of Products and Engineering Services

We design and sell electronic equipment used to provide access-network solutions to our customers. Many of these types of equipment, including WFDS products, RFPA products, passive components and base station antennas as well as engineering supporting fiber optic cable, cable and other auxiliary materials for 2G, 3G, 4G, Broadband access and CATV networks, are highly specialized active microwave components designed to meet the needs of our customers.

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

Competition

Our main domestic competitors are Guangdong Comba, Wuhan Hongxin and China GrenTech.

•	Guangdong Comba was one of the first Chinese domestic telecom manufacturers. The company is listed on the Hong Kong Stock Exchange under the stock symbol 2342.HK.

•	Wuhan Hongxin, originally a state-owned enterprise under the management of Wuhan Post & Telecom Academy, has a strong technical background and sales network. Wuhan Hongxin is a large company with a diverse group of products that extend beyond the wireless coverage sector.

•	China GrenTech, formerly known as Powercom Holdings Limited, was founded in 1999 and is based in Shenzhen. China GrenTech is a leading China based wireless coverage products and services provider, and a leading developer of radio frequency technology and products.

Our potential international competitors include Powerwave Technologies and Andrew Corporation. We believe that our overseas competitors are not key threats to Telestone because they have no competitive advantage with respect to product costs and are not accustomed to the marketplace of the PRC.

•	Powerwave Technologies, Inc. is a global provider of end-to-end wireless infrastructure solutions for use in wireless communications networks. They offer original equipment manufacturers (“OEMs”), operators and network providers in the wireless communications industry a portfolio of antenna systems, base station systems and coverage systems.

•	Andrew Corporation (“Andrew”) is a global designer, manufacturer, and supplier of communications equipment, services and systems. Andrew’s products and expertise are found in communications systems throughout the world, including devices for wireless and distributed communications, land mobile radio, cellular and personal communications, broadcast, radar and navigation.

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

The principal regulations governing the telecommunications services business in the PRC include:

•	Telecommunications Regulations (2000), (the “Telecom Regulations”). The Telecom Regulations categorize all telecommunications businesses in the PRC as either infrastructure telecommunications businesses or value-added telecommunications businesses. Under the Telecom Regulations, certain services are classified as being of a value-added nature, including telecommunication information services, online data processing and translation processing, call centers and internet access providers, and require the commercial operator of such services to obtain an operating license. The Telecom Regulations also set forth extensive guidelines with respect to different aspects of telecommunications operations in the PRC.

•	Regulations for the Administration of Foreign-Invested Telecommunications Enterprises (2002), (the “FI Telecom Regulations”). The FI Telecom Regulations set forth detailed requirements with respect to capitalization, investor qualifications and application procedures in connection with the establishment of a foreign-invested telecom enterprise.

•	Foreign Exchange Controls. The principal regulations governing foreign exchange in the PRC are the Foreign Exchange Control Regulations (1996) and the Administration of Settlement, Sale and Payment of Foreign Exchange Regulations (1996), (“the Foreign Exchange Regulations”). Under the Foreign Exchange Regulations, Renminbi (“RMB”) is freely convertible into foreign currency for current account items, including the distribution of dividends. Conversion of RMB for capital account items, such as direct investment, loans and security investment, however, is still subject to the approval of the State Administration of Foreign Exchange (“SAFE”). Under the Foreign Exchange Regulations, foreign-invested enterprises are required to open and maintain separate foreign exchange accounts for capital account items. In addition, foreign-invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business after providing valid commercial documents and, in the case of capital account item transactions, obtaining approval from SAFE.

Gross Margin

Our gross margin has been, and will continue to be, affected by a variety of factors, including:

•	product mix and average selling prices;

•	new product introductions and enhancements both by us and by our competitors;

•	demand for our products and services;

•	our ability to attain volume manufacturing pricing from our manufacturers or other component suppliers;

•	losses associated with excess and obsolete inventory; and

•	growth in our headcount and other related costs incurred in our professional services organization.

Operating Expenses

Operating expenses consist of sales and marketing expenses, general and administrative expenses, and research and development expenses. The largest component of our operating expenses is personnel costs. Personnel costs consist of salaries, benefits and other compensation for our employees. We had approximately 1410 full-time employees as of June 30, 2012.

Sales and marketing expenses represent the largest component of our operating expenses and primarily consist of sales and marketing expenses and compensation for sales personnel and travel expenses related to sales of products and market development. We expense sales and marketing expenses as incurred.

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

Research and development expenses primarily consist of compensation for research and development staff, material expenses, travel expenses and facility expenses. We are devoting substantial resources to the continuous development of additional functionality for existing products and the development of new products. We intend to continue to invest in our research and development efforts because we believe they are essential for maintaining our competitive edge. The amount invested in our research and development activities will increase as we continue to increase our revenue. However, as a percentage of revenue, research and development costs are expected to remain relatively low.

Interest Expense

Interest expense includes interest we pay on our short-term bank loans.

Other Income (Expense), Net

Other income (expense), net includes interest income on cash balances, gains or losses on disposal of fixed assets, gains or losses on the conversion of non-Renminbi transactions into Renminbi, and gains from governmental subsidies. Cash has historically been invested in highly liquid investments with original maturities of three months or less.

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

Results of Operations

Our operating results are presented for the quarter ended June 30, 2012, as compared to the quarter ended June 30, 2011.

The following is the statement of our operations for the three months ended June 30, 2012 and 2011:

Item	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011		Comparisons
	$'000	% of revenue	$'000	% of revenue	$'000%
Revenue	17,866		24,337		-6,471	-26.5 9%
Equipment and services costs	11,246	62.95%	13,703	56.31%	-2,457	-17.93%
Gross profit	6,620	37.05%	10,634	43.69%	-4,014	-37.75%
Sales and marketing expenses	3,032	16.97%	3,026	12.43%	6	0.20%
General and administrative expenses	3,782	21.17%	1,360	5.59%	2,422	178.09%
Research and development expenses	567	3.17%	620	2.55%	-53	-8.55%
Depreciation and Amortization	192	1.07%	120	0.49%	72	60.00%
Interest expenses	259	1.45%	187	0.77%	72	38.50%
Other income, net	236	1.32%	121	0.50%	115	95.04%
Net (loss)/ Income before income tax	(976)	-5.46%	5,442	22.36%	-6,418	-117.93%
Income tax	326	1.82%	918	3.77%	-592	-64.49%

Net(loss)/ income	(1,302)	-7.29%	4,524	18.59%	-5,826	-128.78%

The following is the statement of our operations for the six months ended June 30, 2012 and 2011:

Item	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011		Comparisons
	$'000	% of revenue	$'000	% of revenue	$'000%
Revenue	34,969		38,809		-3,840	-9.89%
Equipment and services costs	21,809	62.37%	21,577	55.60%	232	1.08%
Gross profit	13,160	37.63%	17,232	44.40%	-4,072	-23.63%
Sales and marketing expenses	6,649	19.01%	5,157	13.29%	1,492	28.93%
General and administrative expenses	5,128	14.66%	3,365	8.67%	1,763	52.39%
Research and development expenses	1,030	2.95%	868	2.24%	162	18.66%
Depreciation and Amortization	393	1.12%	222	0.57%	171	77.03%
Interest expenses	530	1.52%	336	0.87%	194	57.74%
Other income, net	284	0.81%	324	0.83%	-40	-12.35%
Net (loss)/Income before income tax	(286)	-0.82%	7,608	19.60%	-7,894	-103.76%
Income tax	537	1.54%	1,465	3.77%	-928	-63.34%
Net(loss)/ income	(823)	-2.35%	6,143	15.83%	-6,966	-113.40%

For the three months ended June 30, 2012: our revenue was $17,866,000, decreased by $6,471,000 or 26.59% when compared to the same period in 2011. For the six months ended June 30, 2012: our revenue was $34,969,000, decreased by $3,840,000 or 9.89% from the same period in 2011. For the three months ended June 30, 2012: the gross profit was $6,620,000, gross profit margin was 37.05%. For the six months ended 2012: our gross profit was $13,160,000, gross profit margin was 37.63%. Our gross profit margin in both three months and six months ended June 30, 2012 decreased when compared to the same periods in 2011. For the three months ended June 30,2012: the net loss was -$1,302,000; the net loss ratio was -7.29%. For the six months ended June 30, 2012: the net loss was -$823,000; the net loss ratio was -2.35%. As a result of the decrease in revenue and the bad debt provision in of approximately $1,870,000 included in general and administrative expenses, our net income in both three months and six months periods decreased when compared to the same periods in 2011.

Revenue

Three months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011		Growth
	$'000	% of revenue	$'000	% of revenue	$'000%
Product sales	5,953	33.32%	8,834	36.30%	-2,881	-32.61%
Service sales	11,913	66.68%	15,503	63.70%	-3,590	-23.16%
Total	17,866	100.00%	24,337	100.00%	-6,471	-26.59%

Six months ended June 30, 2012 and 2011:

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011		Growth
	$'000	% of revenue	$'000	% of revenue	$'000%
Product sales	9,484	27.12%	15,826	40.78%	-6,342	-40.07%
Service sales	25,485	72.88%	22,983	59.22%	2,502	10.89%
Total	34,969	100.00%	38,809	100.00%	-3,840	-9.89%

For the three months ended June 30, 2012: revenue generated from product sales was $5,953,000 and accounted for 33.32% of the second quarter’s total revenue. For the three months ended June 30, 2012, revenue generated from service sales was $11,913,000 and accounted for 66.68% of the second quarter’s total revenue. Changes in product sales and service revenues were subtle when compared to the same period in 2011. For the six months ended June 30, 2012: revenue generated from product sales was $9,484,000 and accounted for 27.12% of the six months total revenue. Revenue generated from service sales was $25,485,000 accounted for 72.88% of the six months total revenue.

The main contributors to the contract revenue decrease were: construction of 3G has been completed and 4G Construction has experienced a slow and soft start; the Company strategically controls revenue increases in certain cities where account receivables collecting period is comparatively long and market downsizing has intensified competition.

Breakdown by Customers

Three months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011		Growth
	$’000	% of revenue	$’000	% of revenue	$’000%
China Mobile	7,750	43.38%	13,038	53.57%	-5,288	-40.56%
China Unicom	6,048	33.85%	8,570	35.21%	-2,522	-29.43%
China Telecom	785	4.39%	1,339	5.50%	-554	-41.37%
Others	3,226	18.06%	1,363	5.60%	1,863	136.68%
Overseas	57	0.32%	27	0.12%	30	111.11%
Total	17,866	100.0%	24,337	100.0%	-6,471	-26.59%

Six months ended June 30, 2012 and 2011:

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011		Growth
	$’000	% of revenue	$’000	% of revenue	$’000%
China Mobile	17,524	50.11%	19,298	49.73%	-1,774	-9.19%
China Unicom	10,368	29.65%	13,979	36.02%	-3,611	-25.83%
China Telecom	2,220	6.35%	2,234	5.76%	-14	-0.63%
Others	4,800	13.73%	3,239	8.35%	1,561	48.19%
Overseas	57	0.16%	59	0.14%	-2	-3.39%
Total	34,969	100.0%	38,809	100.0%	-3,840	-9.89%

Revenues from the wireless telecom carriers were the Company’s major source of revenue, among which the majority of the revenue was from China Mobile and China Unicom. For the three months ended June 30, 2012, our revenue generated from China Mobile accounted for 43.38% of our total revenue. Our revenue generated from China Unicom over the same period accounted for 33.85% of total revenue. For the six months ended June 20, 2012, our revenue generated from China Mobile accounted for 50.11% of total revenue and revenue from China Unicom accounted for 29.65% of total revenue. Compared with the same period of 2011, there is no significant change in the proportion of revenue generated from the ‘Big Three’.

Breakdown by Type of technology

Three months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011		Growth
	$’000	% of revenue	$'000	% of revenue	$'000%
WFDS	5,616	31.43%	5,683	23.35%	685	13.89%
Traditional product	12,250	68.57%	18,654	76.65%	-7,156	-36.88%
Total	17,866	100%	24,337	100%	-6,471	-26.59%

Six months ended June 30, 2012 and 2011:

	Six months ended June 30, 2012		Six months ended June 30, 2011		Growth
	$’000	% of revenue	$'000	% of revenue	$'000%
WFDS	7,374	21.09%	9,013	23.22%	-2,202	-22.99%
Traditional product	27,595	78.91%	29,796	76.78%	-1,638	-5.60%
Total	34,969	100%	38,809	100%	-3,840	-9.89%

The revenue from WFDS products was $5,616,000 in the second quarter of 2012, which accounted for 31.43% of total revenue, increased by 13.89% when compared to the same period in 2011. For the six months ended 2012, revenue of WFDS products was $7,374,000, which accounted for 21.09% of total revenue. WFDS revenue increased significantly by $3,858,000 in the second quarter, compared to the first quarter of 2012.

Gross Profit

For the three months ended June 30, 2011 and 2012, a tabular summary of our gross profit is presented below:

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011		Growth
	$’000	% of revenue	$'000	% of revenue	$'000%
Revenue	17,866		24,337		-6,471	-26.59%
Equipment and services costs	11,246	62.95%	13,703	56.31%	-2,457	-17.93%
Gross profit	6,620	37.05%	10,634	43.69%	-4,014	-37.75%

For Six months ended June 30, 2012 and 2011:

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011		Growth
	$’000	% of revenue	$'000	% of revenue	$'000%
Revenue	34,969		38,809		-3,840	-9.89%
Equipment and services costs	21,809	62.37%	21,577	55.60%	232	1.08%
Gross profit	13,160	37.63%	17,232	44.40%	-4,072	-23.63%

Our gross profit was $6,620,000 in the second quarter of 2012, decreased by $4,014,000 as compared to the second quarter of 2011, The gross profit ratio decreased from 43.69% for the three months ended June 30, 2011 to 37.05% for the same period in 2012. For the six months ended June 30, 2012, our gross profit was $13,160,000, decreased by $4,072,000, as compared to the same period in 2011. The gross profit ratio decreased from 44.40% for six months ended June 30, 2011 to 37.63% for the same period in 2012. Intense market competition and shrinkage of our profit margin resulted in the low gross profit ratio.

Operating Expenses

Three months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011		Growth
	$’000	% of revenue	$'000	% of revenue	$'000%
Sales and Marketing expenses	3,032	16.97%	3,026	12.43%	6	0.20%
General and Administrative expenses	3,782	21.17%	1,360	5.59%	2,422	178.09%
Research and Development expenses	567	3.17%	620	2.55%	-53	-8.55%
Depreciation and Amortization	192	1.08%	120	0.49%	72	-60.00%
Total	7,573	42.39%	5,126	21.06%	2,447	47.73%

Six months ended June 30, 2012 and 2011:

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011		Growth
	$’000	% of revenue	$'000	% of revenue	$'000%
Sales and Marketing expenses	6,649	19.02%	5,157	13.29%	1,492	28.93%
General and Administrative expense	5,128	14.66%	3,365	8.67%	1,763	52.39%
Research and Development Expense	1,030	2.95%	868	2.24%	162	18.66%
Depreciation and Amortization	393	1.12%	222	0.57%	171	77.03%
Total	13,200	37.75%	9,612	24.77%	3,588	37.33%

Sales and Marketing expenses

Sales and marketing expenses were $3,032,000 or 16.97% of our revenue for the three months ended June 30, 2012, as compared to $3,026,000, or 12.43% of our revenue for the same period in 2011. Sales and marketing expenses were $6,649,000, or 19.01% of our revenue for the six months ended June 30, 2012, as compared to $5,157,000 or 13.29% of our revenue for the same period in 2011.

The slight increase in sales and marketing expenses for the six months ended June 30, 2012 was mainly due to the increase in the number of staff at the branch offices of the Company.

General and Administrative expenses

General and administrative expenses were $3,782,000 or 21.17% of our revenue for the three months ended June 30, 2012, as compared to $1,360,000 or 5.59% of revenue for the same period in 2011. For the six months ended June 30, 2012, general and administrative expenses were $5,128,000 or 14.66% of our revenue, as compared to $3,365,000 or 8.67% of revenue for the same period in 2011.

The increase in General and Administrative expenses for the six months ended June 30, 2012 was mainly due to a provision for bad debts of accounts receivable of $1,870,000 made during the three months ended June 30, 2012.

Research and Development expenses

Research and development expenses were $567,000 or 3.17% of revenues for the three months ended June 30, 2012, as compared to $620,000, or 2.55% of revenues for the same period in 2011. For the six months ended June 30, 2012 the R&D expenses were $1,030,000 or 2.95% of revenues, as compared to $868,000 or 2.24% of revenues for the same period in 2011.

There were no significant changes to R&D expenses except for a slight increase due to additional R&D staff.

Interest Expense

Three months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011		Growth
	$’000	% of revenue	$'000	% of revenue	$'000%
Interest expenses	259	1.45%	187	0.77%	72	38.50%

Six months ended June 30, 2012 and 2011:

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011		Growth
	$’000	% of revenue	$'000	% of revenue	$'000%
Interest expenses	530	1.52%	336	0.87%	194	57.74%

Interest expenses

Interest expenses were $259,000 for the three months ended June 30, 2012, an increase of 38.50% as compared to $187,000 for the same period in 2011. For the six months ended June 30, 2011, interest expenses were $530,000, an increase of $194,000 or 57.74% as compared to $336,000 for the same period in 2011. The increase in the interest expense in 2012 was due to more interest paid on short-term loans. The Company’s short-term loans increased to $11,232,000 when compared with same period of 2011 and the associated interest expenses increased accordingly.

Liquidity and Capital Resources

We generally finance our operations from internally generated cash flow and short-term bank loans. As of June 30, 2012, we had current assets of $285,782,000. Our current assets were mainly comprised of: inventories of $10,707,000, accounts receivable of $259,562,000, prepayments of $2,351,000, other current assets of $3,945,000 and cash and cash equivalents of $7,674,000. Current liabilities were $159,546,000 and were mainly comprised of accounts payable of $51,481,000, income tax payables of $19,204,000, short-term loans of $11,232,000, customer deposits for sales of equipment of $2,501,000, amounts due to related parties of $1,821,000, service cost payable of $40,115,000 and other payables and accruals amounting to $33,192,000.

Our net cash flow used in operating activities was $7,527,000 for the six months ended June 30, 2012. Current assets were $285,782,000 and current liabilities were $159,546,000, reflecting a current ratio (current assets/current liabilities) of 1.79:1.

Our trading terms with our customers are mainly on credit. The accounts receivable turnover period for the three months ended June 30, 2012 was 1232 days. The long accounts receivable turnover period is due to the rapid-growth in revenue in 2010, which resulted in an increase in accounts receivable, and also to the fact that the trading terms with our customers are mainly credit based.

We have experienced a long accounts receivable turnover period. This is due to the fact that most of our projects are integrated projects and the accounts receivable turnover period for these kinds of sales is usually longer. Most of our major competitors focus on pure equipment sales, which lead to shorter accounts receivable turnover periods. In addition, most of our customers are the “Big Three”, which are known as “blue chip” customers and their payment cycles are comparatively long.

That said, our inventory turnover period for the three months ended June 30, 2012 was 264 days. Also, our inventory turnover period for the six months ended June 30,2012 was 278 days.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Under supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”); and whether any change has occurred in the Company’s internal control over financial reporting pursuant to Exchange Act Rules 13a-15(d) and 15d-15(d). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective due to the fact that the material weaknesses in the Company’s internal control over financial reporting described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 have not been remediated as of the Evaluation Date, although steps have been taken toward remediation during the quarter ended June 30, 2012.

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

(b) Changes in internal control over financial reporting

During the quarter ended June 30, 2012, there were no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TELESTONE TECHNOLOGIES CORPORATION

Date: August 14, 2012	By:	/s/ Han Daqing
Han Daqing, Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2012	By:	/s/ Yu Xiaoli
Yu Xiaoli, Chief Financial Officer
(Principal Financial Officer)

Page 40 of 40