Form 10-Q/A
period 2012-06-30
TELESTONE TECHNOLOGIES CORP
filed 2012-08-17
CIK 817129

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

Explanatory Note

The purposes of this Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Form 10-Q”) of Telestone Technologies Corporation for the three and six months ended June 30, 2012 are to amend Part I - Item 2 and Part II – Item 6 of the Form 10-Q. The Form 10-Q filing on August 14, 2012 contained certain typographical errors in the three and six month tabular presentations of the “Breakdown by Type of Technology” in Part I - Item 2. Such tabular presentations have been corrected in this Amendment No. 1 to the Form 10-Q (the “Amendment”). Additionally, the legend to the Part II – Item 6 exhibit list has been amended to reflect that the interactive data files pursuant to Rule 405 of Regulation S-T will be furnished by amendment and the Company notes that such files were neither furnished with the Form 10-Q nor are such files being furnished with this Amendment.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not otherwise modify or update in any way disclosures made in the original Form 10-Q.

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

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Six months ended June 30, 2012 and 2011

3.	(LOSS)/EARNINGS PER SHARE (CONTINUED)

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

Breakdown by Type of Technology

Three months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011		Growth
	$’000	% of revenue	$'000	% of revenue	$'000%
WFDS	5,616	31.43%	5,683	23.35%	-67	-1.18%
Traditional product	12,250	68.57%	18,654	76.65%	-6,404	-34.33%
Total	17,866	100%	24,337	100%	-6,471	-26.59%

Six months ended June 30, 2012 and 2011:

	Six months ended June 30, 2012		Six months ended June 30, 2011		Growth
	$’000	% of revenue	$'000	% of revenue	$'000%
WFDS	7,374	21.09%	9,013	23.22%	-1,639	-18.18%
Traditional product	27,595	78.91%	29,796	76.78%	-2,201	-7.39%
Total	34,969	100%	38,809	100%	-3,840	-9.89%

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

†To be furnished by amendment.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELESTONE TECHNOLOGIES CORPORATION

Date: August 17, 2012	By:	/s/ Han Daqing
Han Daqing, Chief Executive Officer
(Principal Executive Officer)

Date: August 17, 2012	By:	/s/ Yu Xiaoli
Yu Xiaoli, Chief Financial Officer
(Principal Financial Officer)

Page 40 of 40