Form 10-Q/A
period 2012-06-30
TELESTONE TECHNOLOGIES CORP
filed 2012-09-12
CIK 817129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

Explanatory Note

The purpose of this Amendment No. 2 (“Amendment No. 2”) to the Quarterly Report on Form 10-Q of Telestone Technologies Corporation for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012, as amended on August 17, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

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

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer are being filed as Exhibits 31.1 and 31.2, respectively, to this Amendment No. 2, such certifications allowed to be abbreviated in accordance with published interpretations of the SEC.

No other changes have been made to the Form 10-Q. This Amendment No. 2 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not beyond the amendments discussed above modify or update in any way disclosures made in the original Form 10-Q.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following documents are filed or furnished as part of this report:

31.1*	Chief Executive Officer Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

** These exhibits were previously included or incorporated by reference in the Quarterly Report on Form 10-Q of the Company for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012 as amended on August 17, 2012.

†Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELESTONE TECHNOLOGIES CORPORATION

Date: September 12, 2012	By:	/s/ Han Daqing
Han Daqing, Chief Executive Officer
(Principal Executive Officer)

Date: September 12, 2012	By:	/s/ Yu Xiaoli
Yu Xiaoli, Chief Financial Officer
(Principal Financial Officer)

Page 40 of 40