Form 10-Q/A
period 2012-06-30
TELESTONE TECHNOLOGIES CORP
filed 2012-10-31
CIK 817129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 3)

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

Explanatory Note

The purpose of this Amendment No. 3 (“Amendment No. 3”) to Telestone Technologies Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012, (the “Form 10-Q”), as amended on August 17, 2012, as further amended on September 12, 2012, is solely to furnish certain amendments to Exhibit 101 to the Form 10-Q. Exhibit 101 to this report provides the consolidated financial statements and relates notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). The Company became aware of certain XBRL “tagging” updates that were not included in the previously furnished version of Exhibit 101, thus necessitating this Amendment No. 3.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer are being filed as Exhibits 31.1 and 31.2, respectively, to this Amendment No. 3, such certifications allowed to be abbreviated in accordance with published interpretations of the SEC.

No other changes have been made to the Form 10-Q. This Amendment No. 3 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not beyond the amendments discussed above modify or update in any way disclosures made in the original Form 10-Q.

2

PART II

Item 6.  Exhibits.

The following documents are filed or furnished as part of this report:

31.1*	Chief Executive Officer Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	These exhibits were previously included or incorporated by reference in the Quarterly Report on Form 10-Q of the Company for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012 as amended on August 17, 2012, and as further amended on September 12, 2012.

†	Furnished herewith.

3

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELESTONE TECHNOLOGIES CORPORATION

Date: October 31, 2012	By:	/s/ Han Daqing
Han Daqing, Chief Executive Officer
(Principal Executive Officer)

Date: October 31, 2012	By:	/s/ Yu Xiaoli
Yu Xiaoli, Chief Financial Officer
(Principal Financial Officer)

4