Form 10-Q
period 2012-09-30
TELESTONE TECHNOLOGIES CORP
filed 2012-11-19
CIK 817129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

As of November 19, 2012, 12,333,264 shares of the Issuer’s $0.001 par value common stock were outstanding.

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

2 of 41

Telestone Technologies Corporation

Condensed Consolidated Statements of Operations and Other Comprehensive Income

Nine months ended September 30, 2012 and 2011

		Three months ended September 30,		Nine months ended September 30,
		2012	2011	2012	2011
	Note	US$’000	US$’000	US$’000	US$’000
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating revenues:
Net sales of equipment		5,889	11,443	15,373	27,269
Service income		11,508	18,167	36,993	41,150

Total operating revenues		17,397	29,610	52,366	68,419

Cost of operating revenues:
Cost of net sales		3,466	6,475	9,128	15,611
Cost of service		7,106	10,256	23,253	22,697

Total cost of operating revenues		10,572	16,731	32,381	38,308

Gross profit		6,825	12,879	19,985	30,111

Operating expenses:
Sales and marketing		2,754	3,552	9,403	8,709
General and administrative		16,616	1,988	21,744	5,353
Research and development		483	510	1,513	1,378
Depreciation and amortization		190	118	583	340

Total operating expenses		20,043	6,168	33,243	15,780

Operating (loss)/income		(13,218)	6,711	(13,258)	14,331
Interest expense		(328)	(394)	(858)	(730)
Other income, net		425	108	709	432

(Loss)/Income before income taxes		(13,121)	6,425	(13,407)	14,033
Income taxes		73	(1,182)	(464)	(2,647)

Net (loss)/income		(13,048)	5,243	(13,871)	11,386

Net income attributable to non-controlling interests		(11)	–	(23)	–

Net (loss)/income attributable to Telestone Technologies Corporation common stockholders		(13,059)	5,243	(13,894)	11,386

Other comprehensive income
Foreign currency translation adjustment		(261)	804	483	2,715

Total comprehensive (loss)/income attributable to Telestone Technologies Corporation common stockholders		(13,320)	6,047	(13,411)	14,101

(Loss)/Earnings per share:	3

Weighted average number of common stock outstanding
Basic		14,133,264	12,333,264	14,133,264	12,333,264
Effect of dilutive warrants and stock options		–	4,947	–	10,448

Diluted		14,133,264	12,338,211	14,133,264	12,343,712
		US$	US$	US$	US$
Net (loss)/income per share of common stock
Basic		(0.92)	0.43	(0.98)	0.92
Diluted		(0.92)	0.42	(0.98)	0.92

The accompanying notes are an integral part of the condensed consolidated financial statements.

3 of 41

Telestone Technologies Corporation

Condensed Consolidated Balance Sheets

As of September 30, 2012 and December 31, 2011

		As of September 30,	As of December 31,
		2012	2011
ASSETS	Note	US$’000	US$’000
		(Unaudited)
Current assets:
Cash and cash equivalents		9,324	18,850
Accounts receivable, net of allowance	5	243,913	251,460
Due from related parties	14	1,540	1,534
Inventories, net of allowance	10	10,151	6,755
Prepayments		1,964	2,351
Other current assets		4,510	2,797

Total current assets		271,402	283,747

Goodwill	6	4,268	4,268
Property, plant and equipment, net	7	11,252	9,264
Lease prepayment	8	2,540	2,571

		18,060	16,103

Total assets		289,462	299,850

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term bank loans	9 & 14	11,606	14,941
Accounts payable – Trade		52,231	46,450
Service cost payable		39,589	35,254
Customer deposits for sales of equipment		2,515	2,684
Due to related parties	14	1,838	1,831
Income tax payable		19,042	18,695
Accrued expenses and other accrued liabilities		32,393	37,229

Total current liabilities		159,214	157,084

Commitments and contingencies	15

Stockholders’ equity:
Preferred stock, US$0.001 par value, 10,000,000 shares authorized, no shares issued		–	–
Common stock and paid-in-capital, US$0.001 par value: Authorized – 100,000,000 shares as of September 30, 2012 and December 31, 2011
Issued and outstanding – 12,333,264 shares as of September 30, 2012 and December 31, 2011, respectively	13	12	12
Additional paid-in capital		49,580	50,148
Dedicated reserves		6,871	6,871
Other comprehensive income		12,812	12,329
Retained earnings		59,513	73,406

Total Telestone Technologies Corporation stockholder’s equity		128,788	142,766

Non-controlling interests		1,460	–

Total equity		130,248	142,766

Total liabilities and stockholders’ equity		289,462	299,850

The accompanying notes are an integral part of the condensed consolidated financial statements.

4 of 41

Telestone Technologies Corporation

Condensed Consolidated Statements of Cash Flows

Nine months ended September 30, 2012 and 2011

	Nine months ended September 30,
	2012	2011
	US$’000	US$’000
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net (loss)/income	(13,871)	11,386
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	583	340
Loss on disposal of property, plant and equipment	4	3
Provision for slow-moving and obsolete inventories	428	–
Provision for doubtful debt	16,089	411
Stock-based compensation	475	1,356
Changes in assets and liabilities:
Accounts receivable	(7,535)	(25,182)
Inventories	(3,797)	(3,070)
Prepayments	395	93
Other current assets	(1,700)	(2,643)
Accounts payable	5,594	284
Customer deposits for sales of equipment	(180)	189
Due to related parties	-	(1,916)
Income tax payable	272	2,451
Service cost payable, accrued expenses and other accrued liabilities	(2,839)	(1,141)

Net cash used in operating activities	(6,082)	(17,439)

Cash flows from investing activities
Proceeds from disposal of property, plant and equipment	8	–
Purchase of property, plant and equipment	(459)	(2,461)

Net cash used in investing activities	(451)	(2,461)

Cash flows from financing activities
Capital injection by non-controlling interests	395	–
Repayment of short-term bank loans	(8,842)	(7,029)
Short-term bank loans raised	5,448	10,044

Net cash (used in) from financing activities	(2,999)	3,015

Net decrease in cash and cash equivalents	(9,532)	(16,885)

Cash and cash equivalents, beginning of the period	18,850	31,020

Effect on exchange rate changes	6	183

Cash and cash equivalents, end of the period	9,324	14,318

Supplemental disclosure of cash flow information
Interest received	65	30
Interest paid	(722)	(525)
Tax paid	(191)	(194)

The accompanying notes are an integral part of the condensed consolidated financial statements.

5 of 41

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Nine months ended September 30, 2012 and 2011

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Telestone Technologies Corporation (“TSTC”), formerly known as Milestone Capital, Inc., was organized under the laws of the State of Colorado in February 1987 under the name Shield Enterprises, Inc. In August 2004, TSTC reincorporated in the State of Delaware under the name Telestone Technologies Corporation.

Success Million International Limited ("SMI"), a company established in the Hong Kong Special Administrative Region of the People's Republic of China (the "PRC") on August 23, 2004, is a wholly owned subsidiary of TSTC and had no business operations since incorporation. Beijing Telestone Technology Company Limited ("Beijing Telestone"), a wholly-owned subsidiary of SMI established in Beijing, the PRC with an operating period until April 12, 2024, is engaged in the business of design, development, installation and trading of wireless telecommunication coverage system equipment.

Beijing Telestone Wireless Telecommunication Company Limited (“BTWTC”)(note), a company established in Beijing, the PRC with tenure of 20 years from September 17, 2005 to September 16, 2025 for provision of wireless telecommunication networking and system integration services, is owned by certain key management personnel of TSTC (the “Owners”). Contractual agreements have been entered into between the Owners and Beijing Telestone so as to give effect that Beijing Telestone is the beneficial owner of BTWTC. Beijing Telestone does not hold the ownership interests in BTWTC directly because Beijing Telestone is considered as a foreign entity under the PRC laws. Due to the restrictions on foreign ownership to provide and engage in certain wireless telecommunication networking services in the PRC, Beijing Telestone, through loans to the Owners, established BTWTC with a view to conduct such operations without violating the relevant PRC rules and regulations. As a result of the above contractual arrangement, Beijing Telestone has obtained control and interest over BTWTC. Beijing Telestone is considered as the primary beneficiary of BTWTC and therefore BTWTC is considered as a variable interest entity (“VIE”) of Beijing Telestone so that the financial statements of BTWTC are consolidated into the financial statements of Beijing Telestone for all periods presented in accordance with ASC Topic 810 – Consolidation (ASC 810).

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

During the period, BTWTC has applied for a project management fund from the local government. On April 20, 2012, Zhongguancun Development Group (“Zhongguancun”) entered into a Capital Injection Agreement (the “Agreement”) with BTWTC and its owners. Pursuant to the Agreement, Zhongguancun agreed to contribute additional capital of RMB15,000,000 to BTWTC by several installments. Zhongguancun has injected the first installment of the additional capital of RMB2,500,000 to BTWTC and the relevant registration procedures were completed on June 4, 2012. After the completion of the above-mentioned capital injection, Zhongguancun owns 4% of the paid-in capital of BTWTC and is considered to be the non-controlling interest in the Company as at September 30, 2012. The difference between the amount by which the non-controlling interests are adjusted and the fair value of the consideration received of RMB6.6 million, equivalent to approximately US$1.0 million, is recognized in additional paid-in capital attributed to the owners of parent.

6 of 41

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Nine months ended September 30, 2012 and 2011

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

7 of 41

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Nine months ended September 30, 2012 and 2011

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission ("SEC") rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2012 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("USA") have been condensed or omitted. The balance sheet as of December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form-10K for the year ended December 31, 2011 filed on March 30, 2012. The results of operations for the three-month and nine-month periods ended September 30, 2012 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2012.

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

8 of 41

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Nine months ended September 30, 2012 and 2011

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

The Company reports (loss) earnings per share in accordance with ASC Topic 260 – Earnings Per Share (ASC 260). ASC 260 requires presentation of basic and diluted (loss) earnings per share in conjunction with the disclosure of the methodology used in computing such (loss) earnings per share.

Basic (loss) earnings per share is computed based upon the weighted average number of shares of common stock outstanding during each period presented, which has been adjusted for the shares of restricted common stock that the Company was obliged to issue as of the balance sheet date (see note 13).

Diluted (loss) earnings per share is computed based on net income attributable to Telestone Technologies Corporation common stockholders and the weighted average number of shares of common stock outstanding during each period presented, adjusted for the effect of the dilutive common stock equivalents outstanding during the periods presented.

The dilutive effect of warrants and stock options to purchase common stock outstanding during the three-month and nine-month periods ended September 30, 2012 and 2011 is reflected in the calculation of diluted (loss) earnings per share by applying the treasury stock method. Any anti-dilutive effect of the warrants and stock options is excluded from calculation of the (loss) earnings per share.

9 of 41

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Nine months ended September 30, 2012 and 2011

3.	(LOSS) EARNINGS PER SHARE (CONTINUED)

For the three-month and nine-month periods ended September 30, 2011, 40,000 shares of warrants are dilutive and included in the weighted-average number of common stock outstanding for calculation of diluted earnings per share while another 40,000 shares of warrants are anti-dilutive. For the three-month and nine-month periods ended September 30, 2012, 80,000 shares of warrants are anti-dilutive.

The outstanding stock option of 498,135 shares and 601,663 shares for the periods ended September 30, 2012 and September 30, 2011 are anti-dilutive.

4.	OPERATING RISK

(a)	Concentration of major customers and suppliers

	Nine months ended September 30,
	2012	2011
	US$’000	US$’000
	(Unaudited)	(Unaudited)
Major customers with revenues of more than 10% of the Company’s total operating revenues
Revenues from major customers	40,237	58,818
Percentage of operating revenues	77%	86%
Number	2	2

Major suppliers with purchases of more than 10% of the Company’s purchases
Purchases from major suppliers	5,638	7,008
Percentage of purchases	44%	37%
Number	3	2

Accounts receivable related to the Company’s major customers comprised 85% and 88% of the total accounts receivables as of September 30, 2012 and December 31, 2011 respectively.

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

10 of 41

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Nine months ended September 30, 2012 and 2011

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

5.	ACCOUNTS RECEIVABLE

	As of September 30, 2012	As of December 31, 2011
	US$’000	US$’000
	(Unaudited)

Completed contracts	268,412	250,425
Retentions	7,922	17,354

	276,334	267,779
Allowance for doubtful accounts	(32,421)	(16,319)

	243,913	251,460

 Of the retentions balance as of September 30, 2012 and December 31, 2011, approximately US$439,000 and US$633,000 respectively are due to be paid by the debtors after one year.

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

11 of 41

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Nine months ended September 30, 2012 and 2011

7.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are summarized as follows:

	Estimated useful life	As of September 30, 2012	As of December 31, 2011
	(in years)	US$’000	US$’000
		(Unaudited)

Buildings	30	337	336
Leasehold improvement	5	214	174
Plant and machinery	5	2,623	2,264
Office equipment	5	2,140	2,177
Motor vehicles	5	2,040	1,984
Construction in progress	N/A	8,873	6,730

		16,227	13,665
Accumulated depreciation		(4,975)	(4,401)

		11,252	9,264

Construction-in-progress consists of factories and office buildings under construction and includes the costs of construction incurred during the period of construction or installation. No provision for depreciation is made on construction-in-progress until such time as the relevant assets are completed and ready for their intended use.

8.	LEASE PREPAYMENTS, NET

	As of September 30, 2012	As of December 31, 2011
	US$’000	US$’000
	(Unaudited)

Prepaid land use rights	2,689	2,676
Accumulated amortization	(149)	(105)

	2,540	2,571

Lease prepayment as of September 30, 2012 and December 31, 2011 represented the land use rights for a piece of land located in Guan County, Hebei Province, the PRC. The land use rights will expire in 2059.

The prepaid land use rights were pledged to a bank in the PRC as collateral for short-term bank loans as at December 31, 2011 (Note 9).

12 of 41

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Nine months ended September 30, 2012 and 2011

9.	SHORT-TERM BANK LOANS

As of September 30, 2012 and December 31, 2011, the balance included bank loans of RMB73.5 million and RMB 95 million respectively, equivalent to approximately US$11.61 million and US$14.94 million respectively, which bear interest to be charged quarterly at the standard short-term borrowing rate as stipulated by the People’s Bank of China on the date of the first withdrawal. The loans are wholly repayable within one year and secured by guarantees provided by a third party guaranty company.

The guarantee provided by the independent guaranty company is secured by the following:

(a)	Accounts receivable of the Company with an aggregate carrying value as of September 30, 2012 and December 31, 2011 amounting to RMB101.1 million and RMB235.7 million respectively, equivalent to approximately US$16 million and US$37 million respectively;

(b)	2,000,000 restricted shares of TSTC held by Mr. Daqing Han, TSTC Chairman and Chief Executive Officer, as at September 30, 2012;

(c)	Personal guarantee provided by Mr. Daqing Han; and

(d)	Land use right of the Company with a carrying value as of December 31, 2011 amounting to RMB16.4 million, equivalent to approximately US$2.59 million.

10.	INVENTORIES

Inventories consisted of the following:

	As of September 30, 2012	As of December 31, 2011
	US$’000	US$’000
	(Unaudited)

Raw materials	1	1
Finished goods and parts	11,049	7,223

	11,050	7,224
Provision for slow-moving and obsolete items	(899)	(469)

	10,151	6,755

13 of 41

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Nine months ended September 30, 2012 and 2011

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

Beijing Telestone and BTWTC, are qualified as Hi-tech enterprises under the current Enterprise Income Tax Law in the PRC, enjoying the preferential tax rate of 15% in the PRC for a three-year period commencing from 2011 and 2009 respectively. BTWTC is applying for extension of grace period commencing from 2012 to enjoy the preferential tax rate. All other entities are subject to the unified tax rate of 25% for the nine-month and three-month periods ended September 30, 2012 and 2011.

Income tax expenses, comprising EIT, have been provided at the applicable rates on the respective subsidiaries’ / VIE’s estimated assessable income arising in the PRC during the periods.

12.	SEGMENT INFORMATION

During the nine-month and three-month periods ended September 30, 2012 and 2011, all revenues of the Company are from its network installation and optimization services and trading of wireless telecommunication equipment. No financial information by business segment is presented.

As the Company operates mainly in the PRC and over 99% of its revenue during the nine-month periods ended September 30, 2012 and 2011 are from the PRC and almost all of the Company’s assets are located in the PRC, no geographical segment analysis is presented.

14 of 41

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Nine months ended September 30, 2012 and 2011

13.	COMMON STOCK

TSTC had 12,333,264 shares of issued and outstanding common stock as of September 30, 2012 and December 31, 2011.

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

As of September 30, 2012, the Company was obliged to issue 1,800,000 shares of restricted common stock of TSTC as part of the consideration for the acquisition of SRTC on December 30, 2011 (see note 1).

14.	RELATED PARTY TRANSACTIONS

 Summary of related party transactions

	Note	As of September 30, 2012	As of December 31, 2011
		US$’000	US$’000
		(Unaudited)

Due from related parties
Ex-stockholders of SMI/Guolian	b	1,540	1,534

Due to related parties
Directors	a	250	249
Ex-stockholders of Beijing Telestone/Guolian	b	1,588	1,582

		1,838	1,831

Guarantor of short term loan
A director	9	11,606	14,941

Note:

(a)	The amounts due to directors represent unsecured advances made to / from those parties from time to time. These amounts are interest-free and repayable on demand.

15 of 41

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Nine months ended September 30, 2012 and 2011

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

As of September 30, 2012, the Company had outstanding capital expenditure commitments on construction contracts of approximately RMB9.37 million, equivalent to approximate US$1.48 million.

(b)	Operating lease commitments

The following table summarizes the approximate future minimum rental payments under non-cancelable operating leases in effect as of September 30, 2012:

As of September 30, 2012
US$’000
For the period ending December 31,
2012	472
2013	1,217
2014	173
2015	66
2016	50

Total	1,978

16 of 41

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Nine months ended September 30, 2012 and 2011

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

As at September 30, 2012, certain of these eligible employees of the Company resigned and 103,528 shares of stock options were forfeited accordingly.

17 of 41

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Nine months ended September 30, 2012 and 2011

16.	STOCK OPTION PLAN (CONTINUED)

The following table sets forth the details of the stock options as of September 30, 2012 and December 31, 2011.

Number of shares of options
As of December 31, 2011	72,000	432,600	45,435
Forfeited during the period	-	(34,700)	(17,200)
As of September 30, 2012	72,000	397,900	28,235

Exercise price	US$12.00	US$10.91	US$10.91
Vesting date
- 1/3 on the 1st installment	November 30, 2010	November 30, 2010	December 31, 2011
- 1/3 on the 2nd installment	December 31, 2011	December 31, 2011	December 31, 2012
- 1/3 on the 3rd installment	December 31, 2012	December 31, 2012	December 31, 2013
Expiry date	November 29, 2020	November 29, 2020	November 29, 2020

17.	STOCK-BASED COMPENSATION

The following table sets forth a summary of the nature of stock-based compensation recognized for the nine-month periods ended September 30, 2012 and 2011.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	US$’000	US$’000	US$’000	US$’000
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Stock options (i)	158	461	475	1,365

The table below sets forth the functional classification of stock-based compensation recognized for the nine-month periods ended September 30, 2012 and 2011.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	US$’000	US$’000	US$’000	US$’000
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

General and administrative	158	461	475	1,365

No tax benefit was recognized for the stock-based compensation recorded for the nine-month periods ended September 30, 2012 and 2011.

18 of 41

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Nine months ended September 30, 2012 and 2011

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

During the nine-month periods ended September 30, 2012 and 2011, no stock option was granted by the Company.

For the nine-month periods ended September 30, 2012 and 2011, the Company recognized stock-based compensation in relation to stock options granted to employees of US$475,000 and US$1,365,000 respectively.

A summary of stock option activity as of September 30, 2012 and changes during the nine-month period ended September 30, 2012 is presented below:

	Number of shares	Weighted average exercise price
		US$

Outstanding as of December 31, 2011	550,035	11.05
Forfeited during the period	(51,900)

Outstanding as of September 30, 2012	498,135	11.07

Vested and exercisable as of December 31, 2011	351,558	11.06

Vested and exercisable as of September 30, 2012	322,692	11.07

19 of 41

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Nine months ended September 30, 2012 and 2011

17.	STOCK-BASED COMPENSATION (CONTINUED)

Stock-based compensation to employees (continued)

(i)	(continued)

The following tables set forth the details of stock options outstanding, vested and exercisable as of September 30, 2012 and December 31, 2011.

	Outstanding			Vested and exercisable
Exercise price	Number of shares	Weighted average exercise price	Weighted average remaining contractual life	Number of shares	Weighted average exercise price
		US$	Years		US$
As of September 30, 2012

10.91	426,135	10.91	8.16	274,692	10.91
12.00	72,000	12.00	8.16	48,000	12.00

	498,135	11.07	8.16	322,692	11.07

	Outstanding			Vested and exercisable
Exercise price	Number of shares	Weighted average exercise price	Weighted average remaining contractual life	Number of shares	Weighted average exercise price
		US$	Years		US$

As of December 31, 2011
10.91	478,035	10.91	8.91	303,558	10.91
12.00	72,000	12.00	8.91	48,000	12.00

	550,035	11.05	8.91	351,558	11.06

The aggregate intrinsic value of all outstanding stock options and exercisable stock options at September 30, 2012 and December 31, 2011 amounted to US$Nil. There were no options exercised during the nine-month periods ended September 30, 2012 and 2011. As of September 30, 2012 and December 31, 2011, the Company had total unrecognized compensation amounting to US$111,248 and US$668,900 respectively under ASC 718. The unrecognized compensation will be recognized over a weighted average period of approximately 2 years.

20 of 41

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Nine months ended September 30, 2012 and 2011

17.	STOCK-BASED COMPENSATION (CONTINUED)

Stock-based compensation to employees (Continued)

(ii)	During the nine-month period ended September 30, 2012, no share of restricted common stock was issued.

For the nine-month periods ended September 30, 2012 and 2011, no stock-based compensation in relation to restricted common stock granted to employees has been recognized.

Stock-based compensation to non-employees

(iii) During the period ended September 30, 2012, no warrants were expired or granted by the Company.

For the nine-month periods ended September 30, 2012 and 2011, no stock-based compensation in relation to warrants granted to non-employee has been recognized.

The following table sets forth the details of warrants outstanding, vested and exercisable as of September 30, 2012 and December 31, 2011.

	Outstanding, Vested and Exercisable
Exercise price	Number of shares	Weighted average remaining contractual life	Weighted average exercise price
US$		Years	US$

As of September 30, 2012
4.95	40,000	0.94
9.55	10,000	1.19
18.47	30,000	0.94

	80,000	0.97	10.60

21 of 41

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Nine months ended September 30, 2012 and 2011

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

22 of 41

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Nine months ended September 30, 2012 and 2011

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

23 of 41

Telestone Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Nine months ended September 30, 2012 and 2011

18.	RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In December 2011, the FASB issued ASU2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). ASU 2011-12 deferred certain aspects of ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Other than enhanced disclosures, the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU2012-02”). ASU2012-02 allowed an entity to have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. The update also permit an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in Update 2011-08 as per above paragraph. The adoption of ASU2012-02 is not expected to have a material impact on the Company’s operating results and financial position.

According to FASB announcement subsequent to 30 September 2012, there are further updates on the accounting pronouncements but the management does not expect there will be material impact on its consolidated financial statements.

19.	SUBSEQUENT EVENT REVIEW

The Company has evaluated subsequent events up to the date that these consolidated financial statements were approved and authorized for issue by the Board of Directors.

24 of 41

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

In 2008, we launched WFDS (as defined below), a next generation wireless distribution system. WFDS is an all-optical network that combines the technologies of both wireless and optical telecommunications. This system supports all mobile telecom networks and various other networks, including WLAN, FTTH, traditional telephone, and video surveillance systems. In 2010, we began generating revenues from WFDS installations. For the nine months ended September 30, 2012, we have completed 609 WFDS installations.

In addition, our WFDS technology provides several important benefits to Telestone and its investors: WFDS offers an opportunity for us to diversify our customer base; WFDS generates 43.85% of the gross margin of the company; WFDS also targets a different customer base — property developers and managers — rather than the large telecom carriers targeted by some of our other products, and these customers tend to make payments more quickly, which should reduce our accounts-receivable days’ sales outstanding (“DSOs”) over time. Finally, WFDS is a technology platform, and we have a pipeline of WFDS technologies slated for launch over the next several years.

While we expanded our sales from purely consisting of a RF-based wireless product portfolio to one including sales from our Unified Local-Access Solution (“WFDS”) products, our traditional RF-based products still remain a strong growth driver for Telestone and we received more than 66.24% of our revenues from RF-based products in the third quarter of 2012.

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

25 of 41

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

We also believe that disparate technologies used by mobile carriers in the United States, and the continued roll-out of 3G and 4G also provide an environment conducive to creating potential demand for our equipment and solutions in the United States.

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

26 of 41

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

The Broadband Strategy Project will be included in “20 major projects” in strategic emerging industries. It will accelerate the construction of next generation information networks using ultra-high-speed fiber and wireless communications technology and therefore be beneficial for both telecommunication and IP network equipment providers.

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

27 of 41

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

We provide the public mobile communication access resident wireless access network U-DAS solution to our customers. U-DAS applications include transportation hubs (airports, railway stations), large venues (sports stadiums, convention centers), office and commercial buildings (office buildings, hotels, shopping centers), hospitals, campuses, residential quarters, etc., where it provides signal access and coverage for the operators of 2G, 3G, and even LTE-FDD and LTE-TDD networks.

TIPS Solutions

Telestone Intelligence Premises System (“TIPS”) is a groundbreaking technology based on Telestone’s WFDS technology. The core of TIPS is Telestone’s Unified Premises Information Network System (“UPINS”) technology, which, in real-time, distributes all information generated or required at any time and at any location within a premises network. TIPS networks are characterized by ultra-wide bandwidth, long transmission distances, and multi-cascading technology. As of September 30, 2012, we have completed the theoretical research and development of the core technology for TIPS.

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

28 of 41

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

29 of 41

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

30 of 41

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

31 of 41

Operating Expenses

Operating expenses consist of sales and marketing expenses, general and administrative expenses, and research and development expenses. The largest component of our operating expenses is personnel costs. Personnel costs consist of salaries, benefits and other compensation for our employees. We had approximately 1430 full-time employees as of September 30, 2012.

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

32 of 41

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

33 of 41

Results of Operations

Our operating results are presented for the quarter ended September 30, 2012, as compared to the quarter ended September 30, 2011.

The following is the statement of our operations for the three months ended September 30, 2012 and 2011:

Item	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011			Comparisons
	$'000	% of revenue	$'000	% of revenue		$'000%
Revenue	17,397		29,610			-12,213	-41.25%
Equipment and services costs	10,572	60.77%	16,731	56.5	0%	-6,159	-36.81%
Gross profit	6,825	39.23%	12,879	43.50%		-6,054	-47.01%
Sales and marketing expenses	2,754	15.83%	3,552	12.00%		-798	-22.47%
General and administrative expenses	16,616	95.51%	1,988	6.71%		14,628	735.81%
Research and development expenses	483	2.78%	510	1.72%		-27	-5.29%
Depreciation and Amortization	190	1.09%	118	0.40%		72	61.02%
Interest expenses	328	1.89%	394	1.33%		-66	-16.75%
Other income, net	425	2.44%	108	0.36%		317	293.52%
Net (loss)/ Income before income tax	-13,121	-75.42%	6,425	21.70%		-19,546	-304.22%
Income tax	-73	-0.42%	1,182	3.99%		-1,255	-106.18%
Net(loss)/ income	-13,048	-75.00%	5,243	17.71%		-18,291	-348.87%

The following is the statement of our operations for the nine months ended September 30, 2012 and 2011:

Item	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011		Comparisons
	$'000	% of revenue	$'000	% of revenue	$'000%
Revenue	52,366		68,419		-16,053	-23.46%
Equipment and services costs	32,381	61.84%	38,308	55.99%	-5,927	-15.47%
Gross profit	19,985	38.16%	30,111	44.01%	-10,126	-33.63%
Sales and marketing expenses	9,403	17.96%	8,709	12.73%	6,94	7.97%
General and administrative expenses	21,744	41.52%	5,353	7.82%	16,391	306.20%
Research and development expenses	1,513	2.89%	1,378	2.01%	135	9.80%
Depreciation and Amortization	583	1.11%	340	0.50%	243	71.47%
Interest expenses	858	1.64%	730	1.07%	128	17.53%
Other income, net	709	1.35%	432	0.63%	277	64.12%
Net (loss)/Income before income tax	-13,407	-25.60%	14,033	20.51%	-27,440	-195.54%
Income tax	464	0.89%	2,647	3.87%	-2,183	-82.47%
Net(loss)/ income	-13,871	-26.49%	11,386	16.64%	-25,257	-221.83%

For the three months ended September 30, 2012: our revenue was $17,397,000, decreased by $12,213,000 or 41.25% when compared to the same period in 2011. For the nine months ended September 30, 2012: our revenue was $52,366,000, decreased by $16,053,000 or 23.46% from the same period in 2011. For the three months ended 2012: our gross profit was 6,825,000 and our gross profit margin was 39.23%. For the nine months ended September 30, 2012: the gross profit was $19,985,000 and the gross profit margin was 38.16%. For the three months ended September 30, 2012: the net loss was -$13,048,000 and the net loss ratio was -75.0%. For the nine months ended September 30, 2012: the net loss was -$13,871,000 and the net loss ratio was -26.49%. We have recorded net loss for both the three month and the nine month periods ended September 30, 2012 while there were profits recorded in the same periods in 2011.

For the three months and nine months ended September 30, 2012, our revenue declined dramatically mainly due to two factors: First, the decrease in amount of the network construction invested in by telecom carrier customers: 3G investment and construction has been completed, however, China Mobile’s 4G investment is still in the exploration stage and access network construction has not yet started. In addition, China Unicom and China Telecom’s 4G network standards have not been determined; therefore, investment in wireless coverage has been substantially reduced. Second, the company completed many projects in the 3G network investment stage and thus created a large amount of account receivables which have been collected very slowly so far. Therefore, the company controlled business development in certain regions that tend to have relatively long accounts receivable collection periods which resulted in a decrease in revenue.

34 of 41

The loss incurred in the three months ended September 30, 2012 was mainly due to a bad debt provision of $14,219,000, which has been made on a number of account receivables the recoverability of which are in doubt.

Revenue

Three months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011		Growth
	$'000	% of revenue	$'000	% of revenue	$'000%
Product sales	5,889	33.85%	11,443	38.65%	-5,554	-48.54%
Service sales	11,508	66.15%	18,167	61.35%	-6,659	-36.65%
Total	17,397	100.00%	29,610	100.00%	-12,213	-41.25%

Nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011		Growth
	$'000	% of revenue	$'000	% of revenue	$'000%
Product sales	15,373	29.36%	27,269	39.86%	-11,896	-43.62%
Service sales	36,993	70.64%	41,150	60.14%	-4,157	-10.10%
Total	52,366	100.00%	68,419	100.00%	-16,053	-23.46%

For the three months ended September 30, 2012: revenue generated from product sales was $5,889,000 and accounted for 33.85% of the third quarter’s total revenue. For the three months ended September 30, 2012, revenue generated from service sales was $11,508,000 and accounted for 66.15% of the third quarter’s total revenue. Changes in product sales and service revenues were subtle when compared to the same period in 2011.

The equipment services were mainly provided in FuJian, Beijing, and HeBei.  There were decreases in revenue in several provinces, including BeiJing, HeBei and HeiLongJiang.

For the nine months ended September 30, 2012, revenue generated from product sales was $15,373,000 which accounted for 29.36% of the total revenue for the nine months ended September 30, 2012. Revenue generated from service sales was $36,993,000 and accounted for 70.64% of the nine months’ total revenue.

Revenue generated from products decreased by 43.6%, whereas revenue generated from services decreased by 10% as compared to the nine months ended 2011. The main contributor to the decrease in product revenue was our main customers’ (i.e., telecom carriers) equipment procurement delays this year which caused significant revenue decreases in Heibei, Hubei, Shandong and Yun’nan provinces. Yun’nan, Tianjin and He’nan are the main cities that contributed to the service revenue decrease.

Breakdown by Customers

Three months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011		Growth
	$’000	% of revenue	$’000	% of revenue	$’000%
China Mobile	9,032	51.92%	17,710	59.81%	-8,678	-49.00%
China Unicom	3,313	19.04%	7,471	25.23%	-4,158	-55.66%
China Telecom	1,682	9.66%	3,670	12.39%	-1,988	-54.17%
Others	3,343	19.22%	759	2.56%	2,584	340.45%
Overseas	27	0.16%	0	0%	27	100%
Total	17,397	100%	29,610	100%	-12,213	-41.25%

Nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011		Growth
	$’000	% of revenue	$’000	% of revenue	$’000%
China Mobile	26,556	50.71%	37,008	54.09%	-10,452	-28.24%
China Unicom	13,681	26.13%	21,450	31.35%	-7,769	-36.22%
China Telecom	3,902	7.45%	5,904	8.63%	-2,002	-33.91%
Others	8,143	15.55%	3,998	5.84%	4,145	103.68%
Overseas	84	0.16%	59	0.09%	25	42.37%
Total	52,366	100.0%	68,419	100.0%	-16,053	-23.46%

35 of 41

Revenues from the wireless telecom carriers were the Company’s major source of revenue, among which the majority of the revenue was from China Mobile and China Unicom. For the three months ended September 30, 2012, our revenue generated from China Mobile accounted for 51.92% of our total revenue. Our revenue generated from China Unicom over the same period accounted for 19.04% of total revenue. For the nine months ended September 30, 2012, our revenue generated from China Mobile accounted for 50.71% of total revenue and revenue from China Unicom accounted for 26.13% of total revenue. Compared with the same period of 2011, there was a decrease in the proportion of revenue generated from China Mobile and China Telecom. The decrease in revenue generated from China Mobile mainly came from Beijing, FuJian, and ShanDong. The decrease in revenue generated from China Telecom mainly came from HeBei, HeNan, and JiangXi. However, the proportion of revenue generated from other customers increased as compared to the same period in 2011, which was primarily attributable to the TIPS solution.

Breakdown by Type of Technology

Three months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011		Growth
	$’000	% of revenue	$'000	% of revenue	$'000%
WFDSTM	5,873	33.76%	10,567	35.69%	-4,694	-44.42%
Traditional products	11,524	66.24%	19,043	64.31%	-7,519	-39.48%
Total	17,397	100%	29,610	100%	-12,213	-41.25%

Nine months ended September 30, 2012 and 2011:

	Nine months ended September 30, 2012		Nine months ended September 30, 2011		Growth
	$’000	% of revenue	$'000	% of revenue	$'000%
WFDSTM	13,247	25.30%	20,027	29.27%	-6,780	-33.85%
Traditional products	39,119	74.70%	48,392	70.73%	-9,273	-19.16%
Total	52,366	100%	68,419	100%	-16,053	-23.46%

The revenue from WFDS products was $5,873,000 in the third quarter of 2012, which accounted for 33.76% of total revenue. For the nine months ended September 30, 2012, revenue of WFDS products was $13,247,000, which accounted for 25.30% of total revenue. The proportion of revenue generated from WFDS decreased slightly for both the three months and nine months ended September 30, 2012 with a large decrease in Fujian and a slight decrease in Beijing.

WFDS is the most advanced technological solution developed for targeting Multi-network integration coverage. However, due to the slow progress of the “Three Network Integration” initiated by the State Council in China, WFDS’s sales in the Chinese market are facing difficulties.

Gross Profit

For the three months ended September 30, 2011 and 2012, a tabular summary of our gross profit is presented below:

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011		Growth
	$’000		% of revenue	$'000	% of revenue	$'000%
Revenue	17,397			29,610		-12,213	-41.25%
Equipment and services costs	10,57	2	60.77%	16,731	56.50%	-6,159	-36.81%
Gross profit	6,825		39.23%	12,879	43.50%	-6,054	-47.01%

For Nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011		Growth
	$’000	% of revenue	$'000	% of revenue	$'000%
Revenue	52,366		68,419		-16,053	-23.46%
Equipment and services costs	32,381	61.84%	38,308	55.99%	-5,927	-15.47%
Gross profit	19,985	38.16%	30,111	44.01%	-10,126	-33.63%

36 of 41

Our gross profit was $6,825,000 and the gross profit ratio was 39.23% in the third quarter of 2012, decreased by $6,054,000 or 47.01% as compared to the third quarter of 2011. For the nine months ended September 30, 2012, our gross profit was $19,985,000 and the gross profit ratio was 38.16% decreased by $10,126,000 or 33.63% as compared to the same period of 2011.

The main contributor to the decrease in gross profit margin was that so far most of our revenue still comes from traditional products which are facing intense market competition. Meanwhile, the newly acquired Sichuan Ruideng company mainly provides engineering services with low technical content and lower gross margin which also contributed to the decrease in our gross margin.

Operating Expenses

Three months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011		Growth
	$’000	% of revenue	$'000	% of revenue	$'000%
Sales and Marketing expenses	2,754	15.83%	3,552	12.00%	-798	-22.47%
General and Administrative expenses	16,616	95.51%	1,988	6.71%	14,628	735.81%
Research and Development expenses	483	2.78%	510	1.72%	-27	-5.29%
Depreciation and Amortization	190	1.09%	118	0.40%	72	61.02%
Total	20,043	115.21%	6,168	20.83%	13,875	224.95%

Nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011		Growth
	$’000	% of revenue	$'000	% of revenue	$'000%
Sales and Marketing expenses	9,403	17.96%	8,709	12.73%	694	7.97%
General and Administrative expense	21,744	41.52%	5,353	7.82%	16,391	306.20%
Research and Development Expense	1,513	2.89%	1,378	2.01%	135	9.80%
Depreciation and Amortization	583	1.11%	340	0.50%	243	71.47%
Total	33,243	63.48%	15,780	23.06%	17,463	110.67%

Sales and Marketing expenses

Sales and marketing expenses were $2,754,000 or 15.83% of our revenue for the three months ended September 30, 2012, as compared to $3,552,000, or 12.00% of our revenue for the same period in 2011.

Sales and marketing expenses for the three months ended September 30, 2012 decreased by 798,000 or 22.47% as compared to the same period of 2011. Sales and marketing expenses decreased in the three months ended September 30, 2012 as business expenses were paid in different quarters in 2012 than in 2011.

Sales and marketing expenses were $9,403,000, or 17.96% of our revenue for the nine months ended September 30, 2012, as compared to $8,709,000 or 12.73% of our revenue for the same period in 2011.

The slight increase in sales and marketing expenses for the nine months ended September 30, 2012 was mainly due to the increase in the staff salary at the Beijing, Hebei and Fujian branch offices of the Company.

General and Administrative expenses

General and administrative expenses were $16,616,000 or 95.51% of our revenue for the three months ended September 30, 2012, as compared to $1,988,000 or 6.71% of revenue for the same period in 2011. For the nine months ended September 30, 2012, general and administrative expenses were $21,744,000 or 41.52% of our revenue, as compared to $5,353,000 or 7.82% of revenue for the same period in 2011.

The increase in general and administrative expenses for the nine months ended September 30, 2012 was mainly due to a provision for bad debts of accounts receivable of $16,089,000 that has been made for the nine months ended September 30, 2012.  The provision for bad debts of accounts receivable was $14,219,000 for the three months ended September 30, 2012 as compared to $410,000 in the same period in 2011.

The state system has caused serious inequality between domestic telecom operators and non-state-owned integration suppliers. In order to maintain long-term business relationships with the telecom operators, integration suppliers have had to compromise to the telecom carriers’ business management models which has caused the account receivable collection period to be extended repeatedly.

Research and Development expenses

Research and development expenses were $483,000 or 2.78% of revenues for the three months ended September 30, 2012, as compared to $510,000, or 1.72% of revenues for the same period in 2011.

Research and development expenses for the three months ended September 30, 2012 decreased by $27,000 or 5.29% as compared to the same period in 2011 and such decrease was mainly due to both the decrease in R&D project expenses and R&D daily expenses for the three months ended September 30, 2012.

For the nine months ended September 30, 2012 the R&D expenses were $1,513,000 or 2.89% of revenues, as compared to $1,378,000 or 2.01% of revenues for the same period in 2011.

37 of 41

Overall there were no significant changes to R&D expenses, except the expenses were made in different quarters of the year according to our R&D plan.

Interest Expense

Three months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011		Growth
	$’000	% of revenue	$'000	% of revenue	$'000%
Interest expenses	328	1.89%	394	1.33%	-66	-16.75%

Nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011		Growth
	$’000	% of revenue	$'000	% of revenue	$'000%
Interest expenses	858	1.64%	730	1.07%	128	17.53%

Interest expenses

Interest expenses were $328,000 for the three months ended September 30, 2012, a subtle decrease of 16.75% as compared to $394,000 for the same period in 2011. The reason for the decrease in interest expenses for the three months ended September 30, 2012 was the lower benchmark interest rate. The benchmark interest rate of the People's Bank was 6% for the three months ended September 30, 2012 compared to 6.56% in the same period of 2011, which was why the interest paid showed a relative decrease.

For the nine months ended September 30, 2012, interest expenses were $858,000, an increase of $128,000 or 17.53% as compared to the same period in 2011. Interest expenses increased for the nine months ended 2012 because more interest was paid on the increased short-term loans during the period. The Company’s short-term loans were $46,501,713 for nine months ended September 30, 2012 compared to $45,159,559 in the same period of 2011.

Liquidity and Capital Resources

We generally finance our operations from internally generated cash flow and short-term bank loans. As of September 30, 2012, we had current assets of $271,402,000. Our current assets were mainly comprised of: inventories of $10,151,000, accounts receivable of $243,913,000, prepayments of $1,964,000, other current assets of $4,510,000 and cash and cash equivalents of $9,324,000. Current liabilities were $159,214,000 which were mainly comprised of accounts payable of $52,231,000, income tax payables of $19,042,000, short-term loans of $11,606,000, customer deposits for sales of equipment of $2,515,000, amounts due to related parties of $1,838,000, and service cost payable, other payables and accruals amounting to $71,982,000.

Our net cash used in operating activities was $6,082,000 during the nine months ended September 30, 2012 and cash and cash equivalents amounted to $9,324,000 as of September 30, 2012. Current assets were $271,402,000 and current liabilities were $159,214,000, reflecting a current ratio (current assets/current liabilities) of 1.70:1.

Our trading terms with our customers are mainly on credit. The accounts receivable turnover period for the three months ended September 30, 2012 was 1,232 days. We have experienced a long accounts receivable turnover period. This is due to the fact that most of our projects are integrated projects and the accounts receivable turnover period for these kinds of sales is usually longer. Most of our major competitors focus on pure equipment sales, which lead to shorter accounts receivable turnover periods. In addition, most of our customers are the “Big Three”, which are known as “blue chip” customers and their payment cycles are comparatively long.

Our inventory turnover period for the three months ended September 30, 2012 was 271 days. Also, our inventory turnover period for the nine months ended September 30, 2012 was 250 days.

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

38 of 41

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting company.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Under supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”); and whether any change has occurred in the Company’s internal control over financial reporting pursuant to Exchange Act Rules 13a-15(d) and 15d-15(d). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective due to the fact that the material weaknesses in the Company’s internal control over financial reporting described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 have not been remediated as of the Evaluation Date, although steps have been taken toward remediation during the quarter ended September 30, 2012.

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

(b) Changes in internal control over financial reporting

During the quarter ended September 30, 2012, there were no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

39 of 41

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

40 of 41

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELESTONE TECHNOLOGIES CORPORATION

Date: November 19, 2012	By:	/s/ Han Daqing
Han Daqing, Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2012	By:	/s/ Yu Xiaoli
Yu Xiaoli, Chief Financial Officer
(Principal Financial Officer)

41 of 41